Form 10-Q
period 2002-09-30
VERTIS INC
filed 2002-11-13
CIK 1178717

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number:

Vertis, Inc.
(Exact Names of Registrants as Specified in Their Charters)

Delaware (State of incorporation)	13-3768322 (I.R.S. Employer Identification Nos.)
250 West Pratt Street Baltimore, Maryland (Address of Registrant's Principal Executive Office)	21201 (Zip Code)
(410) 528-9800 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days Yes ☐    No ☒

INDEX

Page
Part I—Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets of Vertis, Inc. and Subsidiaries at September 30, 2002 and December 31, 2001.	2
Condensed Consolidated Statements of Operations of Vertis, Inc. and Subsidiaries for the Three Months Ended September 30, 2002 and 2001.	3
Condensed Consolidated Statements of Operations of Vertis, Inc. and Subsidiaries for the Nine Months Ended September 30, 2002 and 2001.	4
Condensed Consolidated Statements of Cash Flows of Vertis, Inc. and Subsidiaries for the Nine Months Ended September 30, 2002 and 2001.	5
Notes to Condensed Consolidated Financial Statements of Vertis, Inc. and Subsidiaries.	6
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.
Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.
Controls and Procedures	30
Part II—Other Information
Item 1.
Legal Proceedings	31
Item 5.
Other Information	31
Item 6.
Exhibits and Reports on Form 8-K	31
Signatures	32
Certifications	33

Part I—FINANCIAL INFORMATION

Item 1: Financial Statements

Vertis, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

In thousands, except share amounts	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,651	$17,533
Accounts receivable, net	132,746	171,415
Inventories	40,317	40,182
Prepaid expenses and other current assets	30,707	26,679
Deferred income taxes and income tax receivable	5,801	6,002

Total current assets	222,222	261,811
Property, plant and equipment, net	451,096	495,106
Goodwill, net	339,363	446,529
Investments	72,017	70,824
Deferred financing costs, net	39,107	46,293
Other assets, net	20,521	21,019

Total Assets	$1,144,326	$1,341,582

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$117,181	$143,317
Compensation and benefits payable	36,147	36,803
Accrued interest	24,890	22,275
Accrued income taxes	7,423	7,771
Current portion of long-term debt	12,877	37,063
Other current liabilities	32,014	49,480

Total current liabilities	230,532	296,709
Due to parent	6,239	6,938
Long-term debt, net of current portion	1,111,043	1,125,024
Deferred income taxes	30,689	35,385
Other long-term liabilities	20,261	25,343

Total liabilities	1,398,764	1,489,399

Stockholder's deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	408,959	393,173
Accumulated deficit	(652,091)	(526,442)
Accumulated other comprehensive loss	(11,306)	(14,548)

Total stockholder's deficit	(254,438)	(147,817)

Total Liabilities and Stockholder's Deficit	$1,144,326	$1,341,582

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
In thousands
	2002	2001
	(Unaudited)
Net sales	$409,583	$445,344

Operating expenses:
Costs of production	311,493	346,379
Selling, general and administrative	47,011	51,755
Restructuring expense	2,770	7,352
Depreciation	22,709	22,565
Amortization of intangibles	108	3,667

	384,091	431,718

Operating income	25,492	13,626

Other expenses (income):
Interest expense	29,197	29,081
Amortization of deferred financing costs	2,464	1,845
Interest income	(63)	(51)
Other, net	1,890	852

	33,488	31,727

Loss before income taxes	(7,996)	(18,101)
Income tax benefit	(2,733)	(27,186)

Net (loss) income	$(5,263)	$9,085

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
In thousands
	2002	2001
	(Unaudited)
Net sales	$1,220,355	$1,354,111

Operating expenses:
Costs of production	921,721	1,061,403
Selling, general and administrative	139,014	152,689
Restructuring expense	5,816	29,276
Depreciation	67,042	66,405
Amortization of intangibles	231	11,095

	1,133,824	1,320,868

Operating income	86,531	33,243

Other expenses (income):
Interest expense	84,556	92,202
Amortization of deferred financing costs	7,747	11,053
Interest income	(177)	(467)
Other, net	11,219	6,029

	103,345	108,817

Loss before income taxes	(16,814)	(75,574)
Income tax benefit	(6,354)	(26,163)

Loss before cumulative effect of accounting change	(10,460)	(49,411)
Cumulative effect of accounting change	115,201

Net loss	$(125,661)	$(49,411)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
In thousands
	2002	2001
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(125,661)	$(49,411)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,273	77,500
Amortization of deferred financing costs	7,747	11,053
Restructuring expense	5,816	29,276
Cumulative effect of accounting change	115,201
Write-off of deferred financing fees	8,239
Deferred income taxes	(4,421)	8,180
Other	4,464	7,633
Changes in operating assets and liabilities
Decrease in accounts receivable	36,072	65,630
(Increase) decrease in inventories	(135)	7,188
Increase in prepaid expenses and other assets	(3,653)	(2,731)
Decrease in accounts payable and other liabilities	(59,809)	(84,005)

Net cash provided by operating activities	51,133	70,313

Cash Flows from Investing Activities:
Capital expenditures	(22,673)	(54,670)
Software development costs capitalized	(1,916)	(1,164)
Proceeds from sale of property, plant and equipment	1,459	1,971
Other investing activities		578

Net cash used in investing activities	(23,130)	(53,285)

Cash Flows from Financing Activities:
Issuance of long-term debt	247,500
Net (repayments) borrowings under revolving credit facilities	(27,487)	73,005
Repayments of long-term debt	(251,217)	(15,084)
Deferred financing costs	(8,883)	(14,373)
Increase (decrease) in outstanding checks drawn on controlled disbursement accounts	7,512	(51,688)
Other financing activities	(679)	(3,705)

Net cash used in financing activities	(33,254)	(11,845)

Effect of exchange rate changes on cash	369	682

Net (decrease) increase in cash and cash equivalents	(4,882)	5,865
Cash and cash equivalents at beginning of year	17,533	4,792

Cash and cash equivalents at end of period	$12,651	$10,657

Supplemental Cash Flow Information:
Interest paid	$80,807	$91,034

Income taxes paid	$1,208	$2,015

Detachable warrants issued	$15,766

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.  GENERAL

        The accompanying condensed consolidated financial statements of Vertis, Inc. and Subsidiaries (collectively, "Vertis" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and are unaudited. The financial statements include all normal and recurring adjustments that management of the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by GAAP for annual financial statements. As these are condensed financial statements, one should also read the consolidated financial statements and notes for the year ended December 31, 2001.

        Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

        Certain amounts for prior periods have been reclassified to conform to the current period presentation.

        The difference between net loss and total comprehensive loss is comprised of foreign currency translation, fair value of interest rate swap and equity investment adjustments, which amounted to $3.2 million of income and $0.6 million of loss for the nine months ended September 30, 2002 and 2001, respectively.

2.    RESTRUCTURING

        During the nine months ended September 30, 2002, the Company has been involved in two main restructuring efforts. In the first quarter, two facilities were combined and related severance recorded in the Vertis Europe segment. In addition, the Company is involved in an ongoing effort to streamline operations in the Advertising Technology Services segment. As of September 30, 2002, this has involved the termination of employees in certain areas of the business and the planned closing of two facilities. Offsetting these amounts is an adjustment of the estimate of 2001 restructuring made in 2002. In 2001, certain production and sales administration facilities were combined in strategic areas resulting in the closure of 14 facilities, abandonment of assets in those locations and reduction of work force. Approximately 1,000 positions were eliminated. Effective January 1, 2001, the Company transferred 13 management and support personnel employed in our New York City office to Chancery Lane Capital. In exchange for a one time $14.0 million payment by the Company, included in restructuring expense, Chancery Lane Capital assumed all employment and compensation obligations with respect to the transferred employees.

        The significant components of the restructuring expense were as follows:

	Severance and Related Costs	Facility Closing Costs	Other Costs	Total
	(In thousands)
Accrued balance at December 31, 2001	$3,807	$8,254	$84	$12,145
Restructuring in the nine months ended September 2002	4,435	51	1,330	5,816
Amount utilized in the nine months ended September 2002	(6,850)	(4,073)	(819)	(11,742)

Accrued balance at September 30, 2002	$1,392	$4,232	$595	$6,219

        The Company expects to pay approximately $3.0 million of the remaining balance during the next year, and the remainder by 2007.

3.    GOODWILL AND OTHER INTANGIBLES

        On January 1, 2002, the Company adopted SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangibles." Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. Under the transitional provisions of SFAS 142, the Company's goodwill was tested for impairment as of January 1, 2002. Each of the Company's reporting units was tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method. As a result of the Company's impairment test completed in the third quarter of 2002, the Company recorded an impairment loss of $93.4 million at the Vertis Advertising Technology Services segment and $21.8 million at the Vertis Europe segment to reduce the carrying value of goodwill to its implied fair value. Impairment in both cases was due to a combination of factors including operating performance and acquisition price. In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 condensed consolidated statements of operations. The Company will test goodwill for impairment again in 2003 at an annual impairment test date that has yet to be selected by the Company.

        In accordance with SFAS 142, the Company stopped amortizing its existing goodwill as of January 1, 2002. A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three months and nine months ended September 30, 2002 and 2001 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands)
Reported net (loss) income	$(5,263)	$9,085	$(125,661)	$(49,411)
Add: Goodwill amortization		3,313		9,942

Adjusted net (loss) income	$(5,263)	$12,398	$(125,661)	$(39,469)

4.    ACCOUNTS RECEIVABLE

        Accounts receivable excludes balances sold in connection with a securitization facility, the proceeds of which serve to reduce long-term borrowings under the Company's revolving credit facility. As of September 30, 2002 and December 31, 2001, interests of $122.6 million and $130.0 million, respectively, had been sold under this program and are reflected as reductions of accounts receivable. This facility was to expire on April 1, 2002. The Company has obtained an amendment to extend this facility until December 1, 2002 and is in the process of securing a new facility which will be in place by that date.

5.    SEGMENT INFORMATION

        The Company operates in four business segments. Each segment offers different products or services requiring different production and marketing strategies. The four segments are:

  •
  Vertis Retail and Newspaper Services—includes advertising inserts and circulation-building newspaper products such as Sunday comics, TV listing guides, Sunday magazine sections and special supplements.
  •
  Vertis Direct Marketing Services—includes highly customized direct mail products and direct marketing services such as fragrance samplers, coatings and chemical production, commercial printing, and specialized digital printing.
  •
  Vertis Advertising Technology Services—includes outsourced digital premedia and image content management, response management services and newspaper ad development.

  •
  Vertis Europe—includes direct marketing and advertising technology products and services provided in Europe, principally the United Kingdom.

        The following is unaudited information regarding the Company's segments:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2002	2001	2002	2001
		(In thousands)
Net sales	Vertis Retail and Newspaper Services	$258,922	$275,036	$763,266	$841,093
	Vertis Direct Marketing Services	72,576	80,750	224,744	236,417
	Vertis Advertising Technology Services	48,641	59,717	149,705	187,216
	Vertis Europe	35,286	36,199	99,747	108,644
	Elimination of intersegment sales	(5,842)	(6,358)	(17,107)	(19,259)

	Consolidated	$409,583	$445,344	$1,220,355	$1,354,111

EBITDA	Vertis Retail and Newspaper Services	$36,351	$24,719	$113,756	$86,339
	Vertis Direct Marketing Services	9,257	10,924	31,429	24,567
	Vertis Advertising Technology Services	1,418	475	2,110	6,398
	Vertis Europe	3,075	4,684	9,542	12,866
	General Corporate	(1,792)	(944)	(3,033)	(19,427)

	Consolidated EBITDA	48,309	39,858	153,804	110,743
	Depreciation	22,709	22,565	67,042	66,405
	Amortization of intangibles	108	3,667	231	11,095

	Consolidated Operating Income	$25,492	$13,626	$86,531	$33,243

Depreciation	Vertis Retail and Newspaper Services	$10,867	$10,422	$32,080	$30,926
	Vertis Direct Marketing Services	5,241	4,948	14,814	14,168
	Vertis Advertising Technology Services	4,597	5,276	14,195	15,423
	Vertis Europe	1,845	1,846	5,371	5,632
	General Corporate	159	73	582	256

	Consolidated	$22,709	$22,565	$67,042	$66,405

Amortization of Intangibles	Vertis Retail and Newspaper Services	$31	$1,709	$94	$5,213
	Vertis Direct Marketing Services	20	446	60	1,337
	Vertis Advertising Technology Services	57	727	77	2,183
	Vertis Europe		785		2,362

	Consolidated	$108	$3,667	$231	$11,095

6.    NEW ACCOUNTING PRONOUNCEMENTS

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", will now be used to classify those gains and losses. The Company has adopted the provisions of this statement related to the rescission of FASB Statement No. 4.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required with the beginning of fiscal year 2003. The Company has not yet completed our evaluation of the impact of adopting this statement.

7.    LONG TERM DEBT

        Long-term debt consisted of the following:

	September 30, 2002	December 31, 2001
	(In thousands)
Revolving credit facility	$187,914	$208,044
Term loan A	144,757	206,180
Term loan B	213,915	294,939
10 7/8% senior notes	247,595
Senior subordinated credit facility	328,076	450,000
Other notes	1,663	2,924

	1,123,920	1,162,087
Current portion	(12,877)	(37,063)

	$1,111,043	$1,125,024

        The credit facility (the "Credit Facility") consists of three components:

  •
  A revolving credit facility which allows borrowings of up to $250.0 million, including borrowings in British pounds sterling of up to the equivalent of $160.0 million. The revolving credit facility matures December 7, 2005 with no repayment of principal until maturity. Interest is payable at the Company's option either (a) at a base rate plus a margin of 2.50% or (b) at a Eurodollar-based rate plus a margin of 3.50%. These margins may decline over time in accordance with covenants in the Credit Facility;
  •
  Term Loan A, which requires periodic principal payments through December 7, 2005, as well as mandatory repayments in the event of specified asset sales and certain other events. A portion of this term loan was repaid in June 2002 in connection with the issuance of the 10 7/8% notes, hereinafter defined, discussed below. Interest is payable at the Company's option either (a) at a base rate plus a margin of 2.50% or (b) at a Eurodollar-based rate plus a margin of 3.50%. These margins may decline over time in accordance with covenants in the Credit Facility; and
  •
  Term Loan B, which requires periodic principal payments through December 7, 2008, as well as repayments at the lenders' option in the event of specified asset sales. A portion of this term loan was repaid in June 2002 in connection with the issuance of the 10 7/8% notes discussed below. Interest is payable at the Company's option either (a) at a base rate plus a margin of 3.25% or (b) at a Eurodollar-based rate plus a margin of 4.25%.

        The senior subordinated credit facility expires in 2009. The rate of interest is 13.50%. In connection with the issuance of the 10 7/8% notes, $107.5 million was repaid on the senior subordinated credit facility.

        In June 2002, the Company issued $250.0 million of senior unsecured notes with an interest rate of 10 7/8% and maturity date of June 15, 2009 (the "10 7/8% notes"). The notes pay interest semi-annually on June 15 and December 15 of each year. After deducting the initial purchasers discount and transaction expenses, the net proceeds received by the Company was approximately $240 million. The Company used such net proceeds to repay $132.5 million of the Term A and B loans and $107.5 million of the senior subordinated credit facility.

        The Credit Facility, the senior subordinated credit facility and the 10 7/8% notes contain certain covenants including, among other things, restrictions on capital expenditures, dividends, investments and indebtedness and maintenance of specified levels of interest coverage and leverage. All of the Company's assets are pledged as collateral for the Credit Facility debt.

        At September 30, 2002, the aggregated maturities of long-term debt were:

For the Twelve Months Ended September 30,	Term Loan A	Term Loan B	Other Debt	Total Long- Term Debt
	(In thousands)
2003	$9,235	$2,185	$1,457	$12,877
2004	57,915	2,185	206	60,306
2005	61,969	2,185		64,154
2006	15,638	2,185	187,914	205,737
2007		77,283		77,283
Thereafter		127,892	575,671	703,563

	$144,757	$213,915	$765,248	$1,123,920

8.    STOCK REPURCHASE

        In 1999 and 2000, certain of the Company's employees were granted the option to purchase shares of Vertis' parent company Vertis Holdings, Inc. ("Vertis Holdings") and to finance this purchase through signing full-recourse loans with Vertis Holdings. These loans (the "Management Loans") had stated interest of 8.5% per year and compounded quarterly, with the principal and interest due in a lump sum on varying dates up to December 7, 2005. The shares purchased with the Management Loans were held as security for the Management Loans.

        On September 5, 2002, the Board of Directors of Vertis Holdings adopted a unanimous written consent offering those employees who had an outstanding Management Loan a one-time option to sell the shares securing the Management Loans back to Vertis Holdings in exchange for the cancellation of the Management Loans. These shares had an assumed fair market value of $31.50 as of September 5, 2002. In addition, Vertis Holdings would forgive the interest that had accrued on the Management Loans to any employee who sold their stock back to Vertis Holdings. The tax consequence, if any, of the interest forgiveness is the responsibility of the employee. Employees eligible for Vertis' Executive Incentive Plan were allowed to offset the tax consequences by a partial payment of their 2002 projected bonus. Substantially all employees holding the Management Loans elected this option. As of September 30, 2002, 110,946 shares of Vertis Holdings had been sold to the Company in exchange for cancellation of the Management Loans and $726,000 of interest was forgiven.

        On September 5, 2002, the Board of Directors of Vertis Holdings also adopted another unanimous written consent whereby Vertis Holdings authorized issuance of 140,000 options, of which 135,077 were ultimately issued, to certain management employees of the Company. These options will have an exercise price of $31.50, the assumed fair market value of the underlying common stock as of the date of grant, a ten-year term and will vest in installments over three years with accelerated vesting provided certain performance goals are achieved by the Company.

9.    GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        The Company has senior notes (see Note 7), which are general unsecured obligations of Vertis, Inc., and guaranteed by certain of Vertis, Inc.'s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of September 30, 2002 and December 31, 2001, the three months ended September 30, 2002 and 2001, and the nine months ended September 30, 2002 and 2001 are included for (a) Vertis, Inc. (the "Parent") on a stand-alone basis; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; and the Company on a consolidated basis.

        Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been made because the subsidiaries are wholly-owned and the guarantees are full and unconditional and joint and several.

Condensed Consolidating Balance Sheet at September 30, 2002

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$(3,396)	$13,476	$2,571		$12,651
Accounts receivable, net	17,332	28,872	86,542		132,746
Inventories	26,713	11,682	1,922		40,317
Prepaid expenses and other current assets	20,330	5,253	5,124		30,707
Deferred income taxes and income tax receivable	5,671	509	(379)		5,801

Total current assets	66,650	59,792	95,780		222,222
Intercompany Receivable	177,794			$(177,794)
Investments in subsidiaries	98,428	18,240		(116,668)
Property, plant and equipment, net	307,256	122,086	21,754		451,096
Goodwill, net	197,202	48,625	93,536		339,363
Investments			72,017		72,017
Deferred financing costs, net	38,970		137		39,107
Other assets, net	18,978	1,512	31		20,521

Total Assets	$905,278	$250,255	$283,255	$(294,462)	$1,144,326

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$71,644	$28,192	$17,345		$117,181
Compensation and benefits payable	26,368	9,096	683		36,147
Accrued interest	22,773		2,117		24,890
Accrued income taxes	13,381	(1,658)	(4,300)		7,423
Current portion of long-term debt	12,606	163	108		12,877
Other current liabilities	68,151	(45,943)	9,806		32,014

Total current liabilities	214,923	(10,150)	25,759		230,532
Due to parent		94,722	42,511	$(130,994)	6,239
Long-term debt, net of current portion	1,003,144		107,899		1,111,043
Deferred income taxes	31,272	(1,433)	850		30,689
Other long-term liabilities	(6,183)	72,313	931	(46,800)	20,261

Total liabilities	1,243,156	155,452	177,950	(177,794)	1,398,764
Stockholder's (deficit) equity	(337,878)	94,803	105,305	(116,668)	(254,438)

Total Liabilities and Stockholder's (Deficit) Equity	$905,278	$250,255	$283,255	$(294,462)	$1,144,326

Condensed Consolidating Balance Sheet at December 31, 2001

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$14,618	$(358)	$3,273		$17,533
Accounts receivable, net	33,100	31,752	106,563		171,415
Inventories	25,744	13,098	1,340		40,182
Prepaid expenses and other current assets	17,772	5,493	3,414		26,679
Deferred income taxes and income tax receivable	(1,205)	7,385	(178)		6,002

Total current assets	90,029	57,370	114,412		261,811
Intercompany Receivable	254,958			$(254,958)
Investments in subsidiaries	98,428	18,240		(116,668)
Property, plant and equipment, net	332,209	139,079	23,818		495,106
Goodwill, net	268,041	71,286	107,202		446,529
Investments			70,824		70,824
Deferred financing costs, net	46,072		221		46,293
Other assets, net	19,102	1,888	29		21,019

Total Assets	$1,108,839	$287,863	$316,506	$(371,626)	$1,341,582

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$99,373	$29,048	$14,896		$143,317
Compensation and benefits payable	23,882	12,232	689		36,803
Accrued interest	20,735		1,540		22,275
Accrued income taxes	17,249	(6,314)	(3,164)		7,771
Current portion of long-term debt	36,546	378	139		37,063
Other current liabilities	83,814	(44,049)	9,715		49,480

Total current liabilities	281,599	(8,705)	23,815		296,709
Due to parent		209,657	61,512	$(264,231)	6,938
Long-term debt, net of current portion	1,025,431	24	99,569		1,125,024
Deferred income taxes	33,121	1,300	964		35,385
Other long-term liabilities	12,845	249	2,976	9,273	25,343

Total liabilities	1,352,996	202,525	188,836	(254,958)	1,489,399
Stockholder's (deficit) equity	(244,157)	85,338	127,670	(116,668)	(147,817)

Total Liabilities and Stockholder's (Deficit) Equity	$1,108,839	$287,863	$316,506	$(371,626)	$1,341,582

Condensed Consolidating Statement of Operations
Three months ended September 30, 2002

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Net sales	$282,203	$97,003	$36,223	$(5,846)	$409,583

Operating expenses:
Costs of production	220,204	71,394	25,741	(5,846)	311,493
Selling, general and administrative	29,691	10,364	6,956		47,011
Restructuring expense	1,852	717	201		2,770
Depreciation	14,669	6,162	1,878		22,709
Amortization of intangibles	84	20	4		108

	266,500	88,657	34,780	(5,846)	384,091

Operating income	15,703	8,346	1,443		25,492

Other expenses (income):
Interest expense	27,086	4	2,107		29,197
Amortization of deferred financing costs	2,464				2,464
Interest income	(44)	(15)	(4)		(63)
Other, net	(81)	1,278	693		1,890

	29,425	1,267	2,796		33,488

Equity in net income (loss) of subsidiaries	13,710			(13,710)
(Loss) income before income taxes	(12)	7,079	(1,353)	(13,710)	(7,996)
Income tax expense (benefit)	5,251	(7,828)	(156)		(2,733)

Net (loss) income	$(5,263)	$14,907	$(1,197)	$(13,710)	$(5,263)

Condensed Consolidating Statement of Operations
Three months ended September 30, 2001

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Net sales	$303,526	$110,846	$37,331	$(6,359)	$445,344

Operating expenses:
Costs of production	247,750	79,089	25,899	(6,359)	346,379
Selling, general and administrative	31,385	13,867	6,503		51,755
Restructuring expense	4,693	2,586	73		7,352
Depreciation	14,517	6,144	1,904		22,565
Amortization of intangibles	2,312	566	789		3,667

	300,657	102,252	35,168	(6,359)	431,718

Operating income	2,869	8,594	2,163		13,626

Other expenses (income):
Interest expense	27,083	(38)	2,036		29,081
Amortization of deferred financing costs	1,845				1,845
Interest income	(23)	(20)	(8)		(51)
Other, net	(171)	(291)	1,314		852

	28,734	(349)	3,342		31,727

Equity in net income (loss) of subsidiaries	27,656			(27,656)
Income (loss) before income taxes	1,791	8,943	(1,179)	(27,656)	(18,101)
Income tax (benefit) expense	(7,294)	(20,296)	404		(27,186)

Net income (loss)	$9,085	$29,239	$(1,583)	$(27,656)	$9,085

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2002

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Net sales	$834,508	$301,008	$101,946	$(17,107)	$1,220,355

Operating expenses:
Costs of production	648,736	219,503	70,589	(17,107)	921,721
Selling, general and administrative	85,936	33,692	19,386		139,014
Restructuring expense	2,191	1,502	2,123		5,816
Depreciation	43,937	17,620	5,485		67,042
Amortization of intangibles	157	61	13		231

	780,957	272,378	97,596	(17,107)	1,133,824

Operating income	53,551	28,630	4,350		86,531

Other expenses (income):
Interest expense	78,674	(60)	5,942		84,556
Amortization of deferred financing costs	7,747				7,747
Interest income	(121)	(41)	(15)		(177)
Other, net	7,870	1,153	2,196		11,219

	94,170	1,052	8,123		103,345

Equity in net income (loss) of subsidiaries	(15,521)			15,521
(Loss) income before income taxes	(56,140)	27,578	(3,773)	15,521	(16,814)
Income tax (benefit) expense	(1,254)	(4,517)	(583)		(6,354)

(Loss) income before cumulative effect of accounting change	(54,886)	32,095	(3,190)	15,521	(10,460)
Cumulative effect of accounting change	70,775	22,661	21,765		115,201

Net (loss) income	$(125,661)	$9,434	$(24,955)	$15,521	$(125,661)

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2001

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Net sales	$932,267	$330,781	$111,244	$(20,181)	$1,354,111

Operating expenses:
Costs of production	762,488	241,687	77,409	(20,181)	1,061,403
Selling, general and administrative	87,122	45,153	20,414		152,689
Restructuring expense	23,647	5,241	388		29,276
Depreciation	42,932	17,664	5,809		66,405
Amortization of intangibles	7,023	1,698	2,374		11,095

	923,212	311,443	106,394	(20,181)	1,320,868

Operating income	9,055	19,338	4,850		33,243

Other expenses (income):
Interest expense	85,886	(106)	6,422		92,202
Amortization of deferred financing costs	11,053				11,053
Interest income	(393)	(52)	(22)		(467)
Other, net	(211)	1,336	4,904		6,029

	96,335	1,178	11,304		108,817

Equity in net income (loss) of subsidiaries	1,492			(1,492)
(Loss) income before income taxes	(85,788)	18,160	(6,454)	(1,492)	(75,574)
Income tax (benefit) expense	(36,377)	12,045	(1,831)		(26,163)

Net (loss) income	$(49,411)	$6,115	$(4,623)	$(1,492)	$(49,411)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2002

In thousands	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
Cash Flows from Operating Activities	$(95,403)	$128,574	$17,962	$51,133

Cash Flows from Investing Activities:
Capital expenditures	(18,394)	(2,202)	(2,077)	(22,673)
Software development costs capitalized	(1,916)			(1,916)
Proceeds from sale of property, plant and equipment and divested assets	1,088	312	59	1,459

Net cash used in investing activities	(19,222)	(1,890)	(2,018)	(23,130)

Cash Flows from Financing Activities:
Issuance of long-term debt	247,500			247,500
Net (repayments) borrowings under revolving credit facilities	(28,461)		974	(27,487)
Repayments of long-term debt	(250,938)	(240)	(39)	(251,217)
Deferred financing costs	(8,883)			(8,883)
Increase in outstanding checks drawn on controlled disbursement accounts	4,136	2,325	1,051	7,512
Other financing activities	(679)			(679)
Change in intercompany balances	133,936	(114,935)	(19,001)

Net cash provided by (used in) by financing activities	96,611	(112,850)	(17,015)	(33,254)

Effect of exchange rate changes on cash			369	369

Net (decrease) increase in cash and cash equivalents	(18,014)	13,834	(702)	(4,882)
Cash and cash equivalents at beginning of year	14,618	(358)	3,273	17,533

Cash and cash equivalents at end of period	$(3,396)	$13,476	$2,571	$12,651

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2001

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
Cash Flows from Operating Activities	$(81,713)	$113,646	$38,380	$70,313

Cash Flows from Investing Activities:
Capital expenditures	(43,184)	(8,181)	(3,305)	(54,670)
Software development costs capitalized	(1,164)			(1,164)
Proceeds from sale of property, plant and equipment and divested assets	292	994	685	1,971
Other investing activities		578		578

Net cash used in investing activities	(44,056)	(6,609)	(2,620)	(53,285)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	70,021		2,984	73,005
Repayments of long-term debt	(14,722)	(329)	(33)	(15,084)
Deferred financing costs	(14,373)			(14,373)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(52,231)	(64)	607	(51,688)
Other financing activities	(3,127)	(578)		(3,705)
Change in intercompany balances	123,905	(85,226)	(38,679)

Net cash provided by (used in) by financing activities	109,473	(86,197)	(35,121)	(11,845)

Effect of exchange rate changes on cash			682	682

Net (decrease) increase in cash and cash equivalents	(16,296)	20,840	1,321	5,865
Cash and cash equivalents at beginning of year	1,388	1,514	1,890	4,792

Cash and cash equivalents at end of period	$(14,908)	$22,354	$3,211	$10,657

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        Vertis is a leading provider of integrated advertising products and marketing services. We deliver a comprehensive range of solutions that simplify, improve and maximize the effectiveness of multiple phases of our customers' marketing campaigns from the inception of an advertising concept, through design, production, targeted distribution, and ultimately to providing advertising effectiveness measurement.

        We operate through four principal business segments. Vertis Retail and Newspaper Services, Vertis Direct Marketing Services and Vertis Advertising Technology Services provide advertising solutions to clients on a functional basis in the U.S., while Vertis Europe provides both production and direct marketing services to clients overseas, predominantly in the U.K.

        When we use the terms "Vertis", the "Company" "we" and "our", we mean Vertis, Inc., a Delaware corporation, and its consolidated subsidiaries. The words "Vertis Holdings" refer to Vertis Holdings, Inc., the parent company of Vertis and its sole stockholder.

Corporate Consolidation

        In the first quarter of 2000, we began a multi-phase consolidation and restructuring plan intended to streamline operations, improve sales and reduce the cost of operating our business in order to better serve our customers while at the same time also improving our operating and financial performance. Our consolidation plan had three principal components:

  •
  eliminating our two-tier holding company structure and centralizing our domestic and European operations under one management team that has successfully managed our largest business segment since 1994, while integrating advertising and marketing production services;

  •
  reorganizing our sales force to correspond more directly to our clients' evolving needs for broad-based, integrated marketing solutions; and

  •
  consolidating back office operations and eliminating duplicative overhead.

        As part of this plan, we also consolidated our sales organization to create an integrated product offering and sales effort. We have established national and retail sales groups to target large accounts that can employ multiple service lines to augment sales units focused on selling the products and services of each business unit. We believe that this structure, which we call Vertis Integrated Selling, will maximize multi-solution sales opportunities while continuing to drive the sales of our products and services through our individual business units. Finally, this consolidation has allowed us to realize substantial cost savings through the elimination of duplicative positions as well as much of the corporate overhead previously incurred by our parent, Vertis Holdings.

        In order to further reduce duplicative overhead, on January 1, 2001, we transferred 13 management and support personnel employed at our parent, Vertis Holdings, to Chancery Lane Capital ("CLC") in exchange for a $14.0 million one-time payment by us to CLC. Concurrently, Thomas H. Lee Partners acquired an additional $40 million of our equity from an affiliate of CLC in exchange for $40 million of Vertis Holdings' mezzanine debt.

        During 2001, we continued the restructuring program initiated in 2000. Certain production and sales administration facilities were combined in strategic areas resulting in the closure of 14 facilities, abandonment of assets in those locations and reduction in work force. Approximately 1,000 positions were eliminated in 2001 as a result of these closures.

        In 2002 we have been involved in two main restructuring efforts. In the first quarter, two facilities were combined and related severance recorded in the Vertis Europe segment. In addition, we are involved in an ongoing effort to streamline operations in the Advertising Technology Services segment. This has involved the termination of employees in certain areas of the business and the planned closing of two facilities. Offsetting these amounts is an adjustment of the estimate of 2001 restructuring made in 2002. To date, the total of all planned actions has eliminated approximately 1,200 positions and closed 18 facilities with an annual cost of approximately $79 million, including $8.1 million relating to the transfer of management and support personnel to CLC as described above.

        In connection with these actions, we recorded $6.8 million and $31.4 million of restructuring expense and restructuring-related expenses in the nine months ended September 30, 2002 and 2001, respectively.

        In the nine months ended September 30, 2002 and 2001, the Company incurred incremental expenses related to the restructuring plan of $1.0 million and $2.1 million, respectively. The "restructuring-related" expenses include costs such as those to publicize the corporate identity as a brand name, consulting fees, retention compensation and professional fees. While related to the consolidation and restructuring plan, these charges do not meet the definition of "exit costs" in accordance with accounting principles generally accepted in the United States ("GAAP") and, therefore, are recorded in selling, general and administrative expenses.

        Restructuring costs incurred but not paid are $6.2 million at September 30, 2002. We expect to pay approximately $3.0 million of the accrued restructuring balance in the next year and the remainder by 2007.

Results of Continuing Operations

        The following table presents major components from the Consolidated Statements of Operations and Cash Flows.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(percentages of net sales)
Net sales	100.0%	100.0%	100.0%	100.0%

Costs of production	76.1	77.8	75.5	78.4
Selling, general and administrative	11.5	11.6	11.4	11.3
Restructuring expense	0.7	1.7	0.5	2.2
Depreciation	5.5	5.1	5.5	4.9
Amortization of intangibles		0.8		0.8

Total operating costs	93.8	97.0	92.9	97.6

Operating income	6.2%	3.0%	7.1%	2.4%

Other data:
(in thousands)
Cash flows provided by operating activities	$40,222	$28,526	$51,133	$70,313
Cash flows used in investing activities	9,632	13,243	23,130	53,285
Cash flows used in financing activities	23,363	12,209	33,254	11,845
EBITDA	$48,309	$39,858	$153,804	$110,743

EBITDA as a percentage of net sales	11.8%	8.9%	12.6%	8.2%

        "EBITDA" represents the sum of operating income, depreciation and amortization of intangibles. We present EBITDA here to provide additional information regarding our ability to meet our future debt service, capital expenditures and working capital requirements and because it is the measure by which we gauge the profitability of our segments. EBITDA is not a measure of financial performance in accordance with GAAP. You should not consider it an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Our calculation of EBITDA may be different than the calculation used by other companies and therefore comparability may be limited.

General

        Several factors can affect the comparability of our results from one period to another. Primary among these factors are acquisitions, the cost of paper, changes in business mix, the timing of restructuring expense and the realization of the associated benefits.

        The cost of paper is a principal factor in our pricing to certain customers in the Retail and Newspaper Services segment since a substantial portion of sales includes the pass-through cost of paper. Therefore, the cost of paper significantly affects our net sales in that business segment, as does the proportion of paper provided by customers. We are generally able to pass on increases in the cost of paper to our customers, while decreases in paper costs generally result in lower prices to customers. For these reasons, when discussing results for the Retail and Newspaper Services segment, we analyze both net sales and "value-added revenue". We define "value-added revenue" as net sales less the cost of paper and ink. See also the discussion of paper costs in the subheadings captioned "Operating Costs (Before Depreciation and Amortization)".

        Variances in expense category ratios, as percentages of net sales, may reflect business mix. As our business mix changes, the nature of products sold in a period can lead to offsetting increases and decreases in different expense categories.

        You should consider all of these factors in reviewing the discussion of our operating results.

Consolidated Results

	Three months Ended September 30,			Nine months Ended September 30,
(In thousands)			% Change			% Change
	2002	2001		2002	2001
Net sales	$409,583	$445,344	-8.0%	$1,220,355	$1,354,111	-9.9%
Operating income	25,492	13,626	87.1%	86,531	33,243	160.3%
Net (loss) income	(5,263)	9,085		(125,661)	(49,411)
EBITDA	48,309	39,858	21.2%	153,804	110,743	38.9%

Net Sales

        The decline in net sales for the three and nine months ended September 30, 2002 is largely the result of the downward impact on revenue of declines in the cost of paper. The impact of the decline in the cost of paper represented $26.7 million, 74.6%, and $96.9 million, 72.5%, of the decline in net sales for the three and nine months ended September 30, 2002, respectively. It is estimated that the overall average cost per ton of paper in the U.S. increased 4.6% in the third quarter, however, through the first nine months of 2002 costs have decreased 16.4%. For further discussion of net sales, see "—Results by Segment".

Operating Costs (Before Depreciation and Amortization)

  Costs of Production

        Costs of production decreased $34.9 million, 10.1%, from $346.4 million in the third quarter 2001 to $311.5 million in the third quarter of 2002. Through September 30, 2002, costs of production amounted to $921.7 million, a decline of $139.7 million, or 13.2%, versus the nine months ended September 30, 2001. As a percentage of net sales, cost of production decreased 1.7 percentage points and 2.9 percentage points versus the third quarter and first nine months of 2001, respectively. The cost of paper and ink consumed represented $30.2 million and $110.1 million of the decline in costs of production in the three and nine months ended September 30, 2002, respectively. The balance of the decline in costs of production was the result of cost management of variable and fixed costs and the ongoing efforts to improve operating efficiencies.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased $4.7 million versus the third quarter of 2001 and $13.7 million versus the nine months ended September 30, 2001. The decline reflects benefits realized from our restructuring programs and other cost control measures. Selling, general and administrative expenses were essentially flat as a percentage of net sales.

  Restructuring Expense

        Results for the three months and nine months ended September 30, 2002 include $2.8 million and $5.8 million, respectively of restructuring expense compared to $7.4 million and $29.3 million, respectively for the three months and nine months ended September 31, 2001, all of which are related to the consolidation of operations throughout our business.

Depreciation and Amortization

        On January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142. Under this standard, goodwill and intangibles assets with indefinite useful lives are no longer amortized. Accordingly, we stopped amortizing our existing goodwill at that date. For further discussion, see "New Accounting Pronouncements."

Operating Income and EBITDA

        Operating income and EBITDA increased for three and nine months ended September 30, 2002, respectively. Compared to the comparable periods in 2001, operating income increased 87.1% and 160.3%, respectively, and EBITDA increased 21.2% and 38.9%, respectively. These increases primarily reflect the year-over-year growth in our Retail and Newspaper Services segment, reduction in the level of restructuring expense in 2002 in both the three month and nine month periods and the effect of cost management initiatives. Operating income was also favorably impacted by the reduction in amortization expense due to the adoption of SFAS No. 142.

        For further discussion of operating income, see—"Results by Segment".

Other Expenses (Income)

        Other expenses and income included the following:

	Three months Ended September 30,			Nine months Ended September 30,
(In thousands)			% Change			% Change
	2002	2001		2002	2001
Interest expense	$29,197	$29,081	0.4%	$84,556	$92,202	-8.3%
Amortization of deferred financing costs	2,464	1,845	33.6%	7,747	11,053	-29.9%
Interest income	(63)	(51)	23.5%	(177)	(467)	-62.1%
Other, net	1,890	852	121.8%	11,219	6,029	86.1%

	$33,488	$31,727		$103,345	$108,817

  Interest Expense

        Interest expense in the nine months ended September 30, 2002 decreased from 2001 due to a decrease in interest rates driven by decreases in LIBOR and prime interest rates in 2002.

  Amortization of Deferred Financing Costs

        The increase in amortization expense for the quarter ended September 30, 2002 is attributable to the amortization of the senior unsecured notes which were issued in June 2002 (see "—Debt Offering"). The decrease in amortization expense in the nine month period was primarily a result of the full amortization of extension fees related to our senior subordinated credit facility financing, which were amortized over the six-month extension period from January 2001 to June 2001.

  Other, Net

        Included in other, net is an $8.2 million write off of deferred financing fees in connection with our recent debt offering and related debt pay down in June 2002. Also, included in the 2001 results is a $2.0 million loss on the sale of a remaining portion of an equity investment. In addition, other, net includes costs associated with our accounts receivable securitization facility and other miscellaneous expenses such as foreign exchange transaction losses.

        The costs of our accounts receivable securitization facility amounted to $0.6 million in the third quarter of 2002 and $2.1 million in the first nine months of 2002, as compared to $1.3 million in the third quarter of 2001 and $4.9 million in the first nine months of 2001. The cost associated with the accounts receivable securitization facility varies based on the level of receivables sold during each period and fees, which are based on LIBOR rates.

        Both years also include income earned on investments that we account for as leveraged leases in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The amount of investment income totaled $0.4 million in the third quarter of 2002 and $1.2 million in the nine months ended September 30, 2002, as compared to $0.6 million in the third quarter of 2001 and $2.1 million in the nine months ended September 30, 2001.

Income Taxes

        Our effective tax rate in the three months and nine months ended September 30, 2002 was slightly higher than our statutory rate due to non-deductible expenses. The effective tax rate decrease from the same periods in the prior year was primarily a result of the change in accounting for goodwill.

Results by Segment

Retail and Newspaper Services

	Three months Ended September 30,			Nine months Ended September 30,
(In thousands)			% Change			% Change
	2002	2001		2002	2001
Net sales	$258,922	$275,036	-5.9%	$763,266	$841,093	-9.3%
Operating income	25,453	12,588	102.2%	81,582	50,200	62.5%
EBITDA	36,351	24,719	47.1%	113,756	86,339	31.8%

  Net Sales

        Net sales at our Retail and Newspaper Services segment include the impact of the decline in the cost of paper; $25.3 million for the three months ended September 30, 2002 and $93.0 million for the nine months ended September 30, 2002. Eliminating the impact of the decline in the cost of paper, the Retail and Newspaper Services segment net sales increased $9.2 million, or 3.3% in the third quarter and $15.1 million, or 1.8% through the first nine months of 2002. Illustrating the negative impact that paper had on net sales, value-added revenue increased in both the three and nine month periods ended September 30, 2002 by 7.1% and 4.9%, respectively. The increase in value-added revenue reflects increased volume and pricing.

  Operating Income and EBITDA

        The increases in operating income and EBITDA in the table above reflect the positive impact of the volume increase and pricing gains mentioned in the discussion of net sales, which provided $5.4 million of the improvement in the third quarter and $14.9 million of the improvement through September 30, 2002. The remainder of the period-over-period increase reflects lower costs, including restructuring expense, which are less than 2001 by $3.5 million and $5.3 million, for the three and nine months ended September 30, 2002, respectively. In addition, operating income was impacted by the decrease in depreciation and amortization expense, primarily as a result of the adoption of SFAS No. 142, of $1.2 million for the three month period and $4.0 million for the nine month period.

Direct Marketing Services

	Three months Ended September 30,			Nine months Ended September 30,
(In thousands)			% Change			% Change
	2002	2001		2002	2001
Net sales	$72,576	$80,750	-10.1%	$224,744	$236,417	-4.9%
Operating income	3,996	5,530	-27.7%	16,555	9,062	82.7%
EBITDA	9,257	10,924	-15.3%	31,429	24,567	27.9%

  Net Sales

        The $11.7 million decline in net sales in the nine month period includes $3.9 million due to the decline in the cost of paper. Excluding the impact of the cost of paper, net sales decreased $7.7 million, or 3.3% during the nine months ended September 30, 2002. During the third quarter and nine months ended September 31, 2002, our Direct Marketing Services segment has seen double-digit growth in impressions (volume) that has been offset by lower pricing due to a shift by our customers to less complex products. Additionally, revenue in this segment was negatively affected by the impact of the postal rate increase at the beginning of the third quarter and market-driven delays in traditional direct mail campaigns by clients in certain sectors.

  Operating Income and EBITDA

        The decrease in operating income and EBITDA for the third quarter is attributable to the noted net sales decline and the negative impact of the postal rate increase, which were only partially offset by the positive impact of expense management. For the nine month period, an increase in operating income and EBITDA was the result of expense management, which more than offset the decline in net sales. In addition, restructuring costs, as compared to 2001, were $1.2 million less in the third quarter and $4.3 million less for the nine months ended September 30, 2002. Operating income was favorably impacted by the adoption of SFAS No. 142, which resulted in a decrease in amortization expense of $0.4 million in the three month period and $1.3 million in the nine month period. This decrease in amortization expense was offset by the increase in depreciation expense of $0.3 million in the three month period and $0.6 million in the nine month period.

Advertising Technology Services

	Three months Ended September 30,			Nine months Ended September 30,
(In thousands)			% Change			% Change
	2002	2001		2002	2001
Net sales	$48,641	$59,717	-18.5%	$149,705	$187,216	-20.0%
Operating loss	(3,236)	(5,528)	41.5%	(12,162)	(11,208)	-8.5%
EBITDA	1,418	475	198.5%	2,110	6,398	-67.0%

  Net Sales

        Net sales in our Advertising Technology Services segment have been negatively impacted by the soft advertising environment, especially the advertising agency business. Indicative of the weak advertising agency business, net sales to this sector have declined 35.1% versus the nine months ended September 30, 2001, and comprised $27.6 million of the total decline in net sales of $37.5 million. The balance of the decline is indicative of the overall soft advertising environment.

  Operating Income and EBITDA

        The third quarter decrease in operating loss and increase in EBITDA resulted from the restructuring initiatives and cost management activities, which offset the decline in net sales. Although strict cost management has been in place, it only offset a portion of the decline in net sales in the nine months ended September 31, 2002, which caused the decrease in operating income and EBITDA. Additionally, commensurate with the right-sizing initiatives, there was an increase in restructuring expense of $0.6 million for the nine month period. Operating income was favorably impacted by the adoption of SFAS No. 142 which caused a decrease in amortization expense of $0.7 million in the three month period and $2.1 million in the nine month period. In addition depreciation expense decreased $0.7 million in the three month period and $1.2 million in the nine month period, as a result of the restructuring actions which have reduced the number of locations and related fixed assets.

Vertis Europe

	Three months Ended September 30,			Nine months Ended September 30,
(In thousands)			% Change			% Change
	2002	2001		2002	2001
Net sales	$35,286	$36,199	-2.5%	$99,747	$108,644	-8.2%
Operating Income	1,230	2,053	-40.1%	4,171	4,872	-14.4%
EBITDA	3,075	4,684	-34.4%	9,542	12,866	-25.8%

  Net Sales

        Our Vertis Europe segment continues to experience pressure on net sales resulting from a weak demand for long-run direct mail products coupled with a decline in our agency business similar to that experienced in the U.S. In addition, the decrease in net sales reflects the sale of Iceberg Marketing Limited, effective May 2001, which generated sales of $1.5 million in the nine month period ended September 31, 2001. The change in the exchange rate of the British pound sterling to the U.S. dollar resulted in a $1.9 million increase in net sales in the third quarter and a $3.2 million increase in net sales in the first nine months as compared to the comparable 2001 periods.

  Operating Income and EBITDA

        For the three and nine months ended September 30, 2002, the negative impact of the pressure on the top line more than offset the benefits of expense management resulting in a year-over-year decline in operating income and EBITDA. In addition, operating income and EBITDA were influenced by restructuring expense which increased by $0.1 million and $1.5 million for the three and nine month periods, respectively, as we sought to streamline certain portions of our European business. Operating income was favorably impacted by the adoption of SFAS No. 142 which caused a decrease in amortization expense of $0.7 million in the three month period and $2.4 million in the nine month period.

Liquidity and Capital Resources

  Sources of Funds

        We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

        We believe that the facilities in place, as well as our cash flows, will be sufficient to meet operational needs (including capital expenditures and restructuring costs) for the next twelve months. At September 30, 2002, we had approximately $64.1 million available to borrow under our revolving credit facility.

        We also believe that the facilities in place, as well as our cash flows, will be sufficient to meet operating needs (including capital expenditures and restructuring costs) for several years. There can be no assurance, however, that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt or obtain additional financing to refinance debt we assume in acquisition transactions. In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

        Items that could impact liquidity are described below.

  Contractual Obligations

        The following table discloses aggregate information about our contractual obligations as of December 31, 2001 and the periods in which payments are due:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(In thousands)
Long-term debt	$1,162,087	$37,063	$118,459	$276,571	$729,994
Operating leases	103,886	22,385	35,561	22,701	23,239

Total contractual cash obligations	$1,265,973	$59,448	$154,020	$299,272	$753,233

  Foreign Currency

        Fluctuation in foreign currency would affect approximately $108.0 million of the British pound sterling based debt as of September 30, 2002.

  Off-Balance Sheet Arrangements

        In 1996, we entered into a six-year accounts receivable securitization facility (as amended, the "Existing A/R Facility") to sell, on a revolving basis, certain accounts receivable. A maximum of $130.0 million can be sold under the Existing A/R Facility and the amount outstanding at any time depends upon the level of the eligible receivables. The interest rate associated with the Existing A/R Facility is LIBOR plus 34 basis points. On April 1, 2002, a refinancing occurred, with the expiration date of the Existing A/R Facility extended to December 1, 2002. We are currently negotiating and expect to obtain a new accounts receivable facility to replace the Existing A/R Facility when it expires on December 1, 2002. The successful execution of the new facility, however, could have an interest rate cost structure higher than the existing facility. To the extent that there are not adequate receivables to support the off-balance sheet facility, funds would have to be borrowed under our revolving credit facility to fund the off-balance sheet structure.

        We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

  Debt Offering

        In June 2002, we issued $250.0 million of 10 7/8% senior unsecured notes with a maturity date of June 15, 2009. After deducting the initial purchasers' discounts and transaction expenses, the net proceeds received by us from the sale of such notes was approximately $240 million. We used such net proceeds to repay $132.5 million of the term loans outstanding under our senior credit facility and $107.5 million of debt outstanding under our senior subordinated credit facility. The net proceeds applied to the term loans were paid as such that there would be substantially no principal repayment required until the third quarter of 2003.

  Working Capital

        Our current liabilities exceeded current assets by $8.3 million at September 30, 2002 and by $34.9 million at December 31, 2001. This represents an increase in working capital of $26.6 million for the nine months ended September 30, 2002. The working capital amounts exclude accounts receivable sold under a securitization, the proceeds of which serve to reduce long-term borrowings under our revolving credit facility. Excluding the effect of the securitization (i.e., adding back receivables and reflecting the offsetting increase in long-term debt as if the securitization facility was not in place), working capital at September 30, 2002 and December 31, 2001 would have been $114.3 million and

$95.1 million, respectively. The ratio of current assets to current liabilities as of September 30, 2002 was 0.96 to 1 (1.50 to 1, excluding the securitization effect) compared to 0.88 to 1 as of December 31, 2001 (1.32 to 1, excluding the securitization effect).

        The increase in working capital was due primarily to a decrease in the current portion of long-term debt in addition to fluctuations in operating assets and liabilities.

  Summary of Cash Flows

        Net cash provided by operating activities in the first nine months of 2002 decreased by $19.2 million from the first nine months of 2001. This is primarily a result of the timing of payments and collection of receivables offset by the improved results of operations before the cumulative effect of accounting change and the decrease in restructuring expense in 2002.

        Net cash used for investing activities in the first nine months of 2002 declined from the 2001 level due to a $32.0 million decrease in capital expenditures. We currently expect to spend approximately $43.4 million in 2002 for capital additions and software development.

        The amounts of cash used in financing activities in each period reflect the relative levels of capital expenditures and investments in those years. In June 2002, we issued $250.0 million of senior unsecured notes which, after debt discount and fees, netted proceeds of approximately $240 million. The proceeds of this issuance were used to repay existing debt and this transaction is reflected in cash flows from financing activities. There were no dividends to our parent, Vertis Holdings, in the first nine months of 2002. From August 2001 to June 24, 2002, the entire 12% interest on Vertis Holdings' mezzanine debt was payable in kind. Previously, 10% of that interest was payable in cash. Effective June 25, 2002 the interest rate was changed to 13% payable in kind through December 31, 2005.

Seasonality and Other Factors

        While our advertising insert business is generally seasonal in nature, the expansion of other product lines and the expansion of advertising insert business to year-round customers has reduced the overall seasonality of our revenues. Of our full year 2001 net sales, 24.7% were generated in the first quarter, 24.4% in the second, 24.1% in the third and 26.8% in the fourth. Profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at full capacity during the year-end holiday production season. On the other hand, lower margins in the first quarter do not fully leverage fixed depreciation, amortization and interest costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first.

        We have approximately $210.0 million of federal net operating losses available to carry forward as of December 31, 2001. We expect that these carryforwards will be used to offset taxable income in future years, thereby lowering our cash tax obligations for several years.

New Accounting Pronouncements

        On January 1, 2002, we adopted SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangibles." Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. Under the transitional provisions of SFAS 142, our goodwill was tested for impairment as of January 1, 2002. Each of our reporting units was tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method. As a result of our impairment test completed in the third quarter of 2002, we recorded an impairment loss of $93.4 million at our Vertis Advertising Technology Services segment and $21.8 million at our Vertis Europe segment to reduce the carrying value of goodwill to its implied fair value. Impairment in both cases was due to a combination of factors including operating performance and acquisition price. In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 consolidated statements of operations. We will test goodwill for impairment again in 2003 at an annual impairment test date that has yet to be selected.

        In accordance with SFAS 142, we stopped amortizing our existing goodwill on January 1, 2002. A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the three months ended and nine months ended September 30, 2002 and 2001 is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)
	2002	2001	2002	2001
Reported net (loss) income	$(5,263)	$9,083	$(125,661)	$(49,411)
Add: Goodwill amortization		3,313		9,942

Adjusted net (loss) income	$(5,263)	$12,396	$(125,661)	$(39,469)

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", will now be used to classify those gains and losses. We have adopted the provisions of this statement related to the rescission of FASB Statement No. 4.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required with the beginning of fiscal year 2003. We have not yet completed our evaluation of the impact of adopting this statement.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

Qualitative Information

        Our primary exposure to market risks relates to interest rate fluctuations on variable rate debt. Generally, our exposure to foreign currency exchange rate fluctuations is immaterial as foreign operations are a small proportion of the total company and foreign currency borrowings act as a natural hedge against fluctuations in net asset values.

        The objective of our risk management program is to seek a reduction in the potential negative earnings effects from changes in interest and foreign exchange rates. To meet this objective, consistent with past practices, we intend to vary the proportions of fixed-rate and variable-rate debt based on our perception of interest rate trends and the marketplace for various debt instruments. Except for those used to meet hedging requirements in our credit facility, we generally do not use derivative financial instruments in our risk management program. This practice may change in the future as market conditions change. We do not use any derivatives for trading purposes.

Quantitative Information

        At September 30, 2002, 46.9% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable).

        If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended September 30, 2002 by approximately $2.8 million.

        For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at September 30, 2002 and does not provide for changes in borrowings that may occur in the future.

Item 4. Controls and Procedures

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Vertis' management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are involved in a number of legal proceedings concerning matters arising in the ordinary course of business. We do not expect that any of these matters, individually or in the aggregate, will have a material impact on our results of operations or financial condition.

Item 5.    Other Information

Forward Looking Statements

        We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to those discussed in our Form S-4 filing dated September 6, 2002, under "Risk Factors—Risks Related to Our Business" as well as:

  •
  fluctuations in the cost of raw materials we use;

  •
  changes in the advertising, marketing and information services markets;

  •
  the financial condition of our customers;

  •
  execution of key strategies;

  •
  the general economic and business condition of the United States and other countries;

  •
  the effects of supplier price fluctuations on our operations;

  •
  downgrades in our credit ratings;

  •
  changes in interest and foreign currency exchange rates; and

  •
  matters discussed in this document generally.

        Consequently, you should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statement in this memorandum to reflect any new events or any change in conditions or circumstances. All of the forward-looking statements in this offering memorandum are expressly qualified by these cautionary statements. Even if these plans, estimates or beliefs change because of future events or circumstances after the date of these statements, or because anticipated or unanticipated events occur, we decline, and cannot be required to accept, an obligation to publicly release the results of revisions to these forward-looking statements.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

          None

  (b)
  Reports on Form 8-K

          None

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.
/s/ DONALD E. ROLAND Donald E. Roland Chairman, President and Chief Executive Officer
/s/ DEAN D. DURBIN Dean D. Durbin Chief Financial Officer

Date: November 13, 2002

Certification

I, Donald E. Roland, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Vertis, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DONALD E. ROLAND Name: Donald E. Roland Title: Chairman, President and Chief Executive Officer

Date: November 13, 2002

Certification

I, Dean D. Durbin, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Vertis, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DEAN D. DURBIN Name: Dean D. Durbin Title: Chief Financial Officer

Date: November 13, 2002

QuickLinks

INDEX
Part I—FINANCIAL INFORMATION
  Item 1: Financial Statements
Vertis, Inc. and Subsidiaries Condensed Consolidated Balance Sheets
Vertis, Inc. and Subsidiaries Condensed Consolidated Statements of Operations
Vertis, Inc. and Subsidiaries Condensed Consolidated Statements of Operations
Vertis, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows
Vertis, Inc. and Subsidiaries Notes To Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidating Balance Sheet at September 30, 2002
Condensed Consolidating Balance Sheet at December 31, 2001
Condensed Consolidating Statement of Operations Three months ended September 30, 2002
Condensed Consolidating Statement of Operations Three months ended September 30, 2001
Condensed Consolidating Statement of Operations Nine months ended September 30, 2002
Condensed Consolidating Statement of Operations Nine months ended September 30, 2001
Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2002
Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2001
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Qualitative and Quantitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
Forward Looking Statements
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Certification
Certification