Form 10-K
period 2002-12-31
VERTIS INC
filed 2003-03-26
CIK 1178717

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002	Commission file number: 333-97721

VERTIS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	3-3768322 (I.R.S. Employer Identification)
250 West Pratt Street, Baltimore, MD (Address of principal executive offices)	21201 (Zip Code)

Registrant's telephone number, including area code: (410) 528-9800
Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant of Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S—K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act rule 12b-2.    Yes  ☒    No  ☐

        The number of shares outstanding of Registrant's common stock as of March 24, 2003 was 1,000 shares.

        Documents Incorporated By Reference: None

Vertis, Inc.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

CAUTIONARY STATEMENTS

        We have included in this Annual Report on Form 10-K, and from time to time our management may make, statements which may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You may find discussions containing such forward-looking statements in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this Annual Report generally. In addition, when used in this Annual Report, the words "believes," "anticipates," "expects," "estimates," "plans," "projects," "intends" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under "Certain Factors That May Effect Our Business," as well as:

  •
  general economic and business conditions in the United States and other countries;

  •
  changes in the advertising, marketing and information services markets;

  •
  the financial condition of our customers;

  •
  the possibility of future terrorist activities or the continuation or escalation of hostilities in the Middle East or elsewhere;

  •
  our ability to execute key strategies;

  •
  fluctuations in the cost of raw materials we use;

  •
  the effects of supplier price fluctuations on our operations;

  •
  downgrades in our credit ratings;

  •
  changes in interest and foreign currency exchange rates; and

  •
  other matters discussed in this Annual Report generally.

        Consequently, readers of this Annual Report should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statement in this Annual Report to reflect any new events or any change in conditions or circumstances. All of the forward-looking statements in this Annual Report are expressly qualified by these cautionary statements. Even if these plans, estimates or beliefs change because of future events or circumstances after the date of these statements, or because anticipated or unanticipated events occur, we disclaim any obligation to update these forward-looking statements.

PART I

ITEM 1    BUSINESS

Overview

        Vertis, Inc., formerly known as Big Flower Press Holdings, Inc., is a Delaware corporation incorporated in 1993. We are a leading provider of integrated advertising products and marketing services. We deliver a comprehensive range of solutions that simplify, improve, and maximize the effectiveness of multiple phases of our customers' marketing campaigns, from the inception of an advertising concept, through design, production, targeted distribution, and ultimately the measurement of advertising effectiveness. We believe that our ability to produce cost-effective and measurable results in a relatively short time-frame is critically important to our clients. Our clients include more than 3,000 grocery stores, drug stores and other retail chains, general merchandise producers and manufacturers, newspapers, and advertising agencies.

        In 2002, Vertis had net sales of approximately $1.7 billion and had approximately 8,700 employees worldwide. Our principal executive offices are located at 250 West Pratt Street, Baltimore, Maryland 21201. We offer the following extensive list of solutions across a broad spectrum of media designed to enable our clients to reach target customers with the most effective message. Customers may employ these services individually or on a combined basis to create an integrated end-to-end marketing solution.

Vertis Retail and Newspaper Services

  •
  Targetable advertising insert programs for retailers and manufacturers

  •
  Newspaper products (TV magazines, Sunday magazines, color comics and special supplements)

  •
  Consumer research

  •
  Creative services for advertising insert page layout and design

  •
  Digital advertising workflow design and transmission

  •
  Freight and logistics management

Vertis Direct Marketing Services

  •
  Highly customized one-to-one marketing programs

  •
  Automated digital fulfillment services

  •
  Direct mail production with varying levels of personalization

  •
  Data design, collection and management to identify target audiences

  •
  Mailing management services

  •
  Effectiveness measurement

Vertis Advertising Technology Services

  •
  Digital content management

  •
  Graphic design and animation

  •
  Digital photography, compositing and retouching

  •
  In-store displays, billboards and building wraps

  •
  Consulting services

  •
  Newspaper advertising development

  •
  Media planning and placement and software solutions

  •
  Response management, warehousing and fulfillment services

  •
  Call center and telemarketing services

Vertis Europe

  •
  Advertising production services for European customers

  •
  Direct marketing services for European customers

  •
  Response management, warehousing and fulfillment services

  •
  Data cleansing

        We believe that the breadth of our client base limits our reliance on any individual customer. Our top ten customers in 2002 accounted for 32.5% of our sales, and no customer accounted for more than 5.7% of our sales. The average length of our relationships with our ten largest customers is over 15 years.

        In this Annual Report, when we use the terms "Vertis," "we," "our," and the "Company," we mean Vertis, Inc., a Delaware corporation, and its consolidated subsidiaries. The words "Vertis Holdings" refer to Vertis Holdings, Inc., the parent company of Vertis and its sole stockholder.

        Financial information concerning our business segments and geographic regions for each of 2002, 2001 and 2000 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto included elsewhere herein.

        Our Internet address is www.vertisinc.com. We are subject to the information requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and file annual, quarterly and special reports and other information with the Securities and Exchange Commission, or SEC. Our filings are available to the public at the SEC's website at www.sec.gov. You may read and copy any documents we file with the SEC at its public reference facility in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities.

Business Segments

        We operate in the business segments detailed below. Financial and other information relating to these segments can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 18 "Segment Information" to our consolidated financial statements included in this Annual Report.

Vertis Retail and Newspaper Services ("RNS")

        General.    RNS is a leading provider of advertising inserts and is the largest single producer of newspaper TV listing guides and Sunday comics in the United States. In 2002, we produced more than 30.3 billion advertising inserts. Advertising inserts are typically produced in color on better quality paper than the reproductions that appear in run-of-press newspaper advertisements. In addition, inserts allow marketers to vary layout, artwork, design, trim size, paper type, color and format. Variations may be targeted by newspaper zones and by specific customer demographics.

        We also provide 71 of the top 100 Sunday newspapers in the United States with circulation-building newspaper products and services through production of comics, TV listing guides, Sunday supplements and special sections. In 2002, we produced approximately 1.7 billion Sunday comics, and approximately 900 million TV listing guides.

        RNS enables advertisers to achieve targeted distribution to large and diverse audiences. These products and services are delivered by means of our nationwide network of digitally connected facilities.

        Sales and Customers.    In addition to leveraging our national and retail sales groups, RNS employs approximately 43 sales representatives devoted to this segment's specific products and services. RNS's sales force is organized into four key business groups to maximize the development of business for newspapers and local, regional and national retail customers. The Corporate Sales group focuses on selling solutions to national customers and is complemented by two regional geographic groups covering the eastern and western United States. The Newspaper Services Sales group focuses on selling marketing solutions to newspapers and publications.

        Our customers include grocery stores, drug stores, other retailers, newspapers and manufacturers. Our customers distribute advertising inserts in national newspapers and, depending on their target audience, through various forms of mail distribution and in-store circulation. RNS's ten largest customers accounted for approximately 50% of its 2002 net sales, and no single customer represented more than 5.7% of total net sales of Vertis. We have established and maintained long-standing customer relationships with our major customers.

Vertis Direct Marketing Services ("DMS")

        General.    DMS is one of the largest providers of highly customized direct mail, one-to-one market programs, mailing management services, automated digital fulfillment and specialty advertising products in the United States. We derive the majority of our revenues from the design, production, and execution of personalized advertising mailings rather than traditional, broadbase direct mailings. Personalized direct mail enables consumer goods and other marketers to communicate with their customers on an individual-by-individual basis, an approach that provides higher response rates than broad, non-personalized mailings.

        We use sophisticated, data-driven techniques to target prospects and deliver full color, individualized marketing messages. We can process and manipulate databases to enable our customers to target direct mail recipients based on many attributes, ranging from age, gender, and address to spending habits, type of car owned, whether the recipient is a pet owner, etc. These highly individualized marketing campaigns are designed to enhance customer response levels and improve client marketing efficiencies through on-demand workflow automation. The growth in customer data availability, the increasing sophistication of database marketing tools and the growing use of the Internet for integrated marketing campaigns have significantly increased demand for these services.

        Sales and Customers.    In addition to leveraging our national and retail sales groups, DMS employs approximately 41 sales representatives devoted to these specific products and services. While the majority of sales are made directly to clients, DMS also sells its products and services through advertising agencies and brokers. Principal customer groups include consumer goods manufacturers, financial institutions, not-for-profit organizations, retailers and government agencies. DMS's ten largest customers accounted for approximately 43% of its 2002 net sales. No single customer accounted for more than 1.2% of total net sales of Vertis.

Vertis Advertising Technology Services ("ATS")

        General.    ATS employs a broad range of technologies to assist clients with their advertising campaigns.

        ATS is a leading provider of digital media production and content management solutions to retailers, consumer and commercial products companies and advertising agencies. Our services and technologies enable clients to more efficiently create, produce and manage traditional print and advertising content. More importantly, these services and technologies also enable clients to benefit from the influences of emerging digital advertising media such as CD-ROM and the Internet. Our integrated offering enables advertisers to maintain consistency of appearance of their products and brand names throughout various media forms. Specific services and technologies offered by ATS include:

  •
  digital content management;

  •
  graphic design and animation;

  •
  digital photography, compositing and retouching;

  •
  in-store displays, billboards and building wraps;

  •
  consulting services, including Internet marketing and development;

  •
  newspaper advertising development;

  •
  media planning and placement and software solutions;

  •
  response management and fulfillment services; and

  •
  call center and telemarketing services.

        Vertis Media and Marketing Services, an operating unit of ATS, offers the following three primary services designed to support our targeting capabilities and marketing efforts:

  •
  Vertis Media Planning and Research System offers a software package that enables advertisers to customize their advertising to match demographic characteristics and other targeting requirements to reach more than 109,000 geographic zones and more than 5,800 newspapers and shared mailed products, covering the entire United States;

  •
  Vertis Media and Marketing Services offers fully outsourced solutions for the planning and placement of newspaper advertising; and

  •
  Response Management Services offers customers value-added response management and fulfillment services ranging from lead management and fulfillment in support of a high tech sales force to managing and fulfilling an ongoing prescription drug sampling program for a leading pharmaceutical manufacturer.

        In addition, we offer fully outsourced premedia solutions, allowing clients to leverage our infrastructure and to avoid the large capital expenditures associated with managing premedia functions in-house.

        Sales and Customers.    In addition to leveraging our national and retail sales groups, ATS has more than 101 sales representatives devoted to this segment's specific products and services. The division serves five categories of customers: newspapers, advertising agencies, consumer packaging, commercial products manufacturers, and retail advertisers. ATS's ten largest customers accounted for approximately 21% of its net sales in 2002.

Vertis Europe

        General.    Vertis Europe offers our European customers most of the products and services we offer our American customers through DMS and ATS. The products, services and technology offered in Europe include:

  •
  response fulfillment services

  •
  extensive inline printing and finishing

  •
  fully integrated direct marketing services

  •
  direct mail printing and fulfillment

  •
  laser imaging and lettershop capabilities

  •
  transactional printing

  •
  fragrance promotions

  •
  phone and loyalty card production

  •
  data processing

  •
  consulting

        We believe our European production facilities have unique production capabilities to meet demand for shorter run highly personalized mailing and for transactional and billing communications.

        Sales and Customers.    In addition to leveraging our national and retail sales groups, Vertis Europe has more than 42 sales representatives devoted to this segment's specific products and services. Vertis Europe serves advertising agencies and corporate marketers. The main categories of direct marketing clients serviced are financial services, agency, publishing, mail order, non-profit and retail. Vertis Europe's ten largest customers accounted for approximately 30% of its 2002 net sales.

Raw Materials

        In 2002, we spent approximately $600 million on raw materials. The primary raw materials required in our operations are paper and ink. We also use other raw materials, such as film, chemicals, computer supplies and proofing materials. We believe that there are adequate sources of supply for our primary raw materials and that our relationships with our suppliers yield improved quality, pricing and overall service to our customers; however, there can be no assurance that we will not be adversely affected by a tight market of our primary raw materials.

        Our results of operations depend to a large extent on the cost of paper and our ability to pass along to our customers any increases in these costs and remain competitive when there are decreases. In recent years, the number of suppliers of paper has declined, and we have formed stronger commercial relationships with selected suppliers. This has enabled us to reduce costs by increasing efficiency, negotiating favorable price discounts and achieving more assured sourcing of high quality paper that meets our specifications.

        We have entered into long-term ink supply agreements with four suppliers. We have committed to purchase a substantial portion of our annual ink requirements from these suppliers.

        We have an agreement expiring July 2006 with a supplier to purchase all of our requirements for mailing services (inserting, sorting, tying, bagging and applying postage to direct mail). The prices for the mailing services are negotiated annually. As part of this agreement, our mailing services receive priority over other customers of this supplier.

Competition

        We compete with multiple competitors in each of our business segments.

        We believe that, in addition to RNS, R.R. Donnelley & Sons Company, Quebecor World Inc. and American Color Graphics are the largest producers of advertising inserts distributed through local and national newspapers in the United States, with more than 120 regional and local producers accounting for the balance. Valassis Communications, Inc., Harte-Hanks, Inc. and News America Marketing are among the largest producers of free standing inserts and shopper publications, which are media that compete with advertising inserts and other advertising products. In addition, RNS competes with television, radio and other forms of print and electronic media. In the production of Sunday newspaper comics, we compete with American Color Graphics as well as those newspapers that print their own comics and others that could do so. Vertis' newspaper TV listing guides, Sunday magazine and newspaper supplement operations also face strong competition from printers and newspapers. Vertis' major competitors in these areas are R.R. Donnelley & Sons Company, Quebecor World Inc., and American Color Graphics. Although the advertising insert and newspaper products industry in the United States remains highly fragmented, recent technological developments and over-capacity in the industry have increased industry consolidation and competitive pressures.

        The principal methods of competition in these businesses are pricing, quality, customer targeting capabilities, timeliness of delivery, customer service and other value-added services. Pricing depends in large part on the prices of paper and ink, which are RNS's major raw materials. Pricing is also influenced by shipping costs, operating efficiencies and the ability to control costs. We believe that the introduction of new technologies and continued excess capacity in this industry sector, combined with the cost pressures facing customers resulting from other factors, including the cost of paper and postal rates, have resulted in margin pressures and increased competition in our core businesses.

        DMS competes with a number of different firms in each of our principal lines of direct mail business. In the personalized direct mail product category, DMS's major competitors are R.R. Donnelley Specialty Products, Moore Corporation Limited, ADVO, Inc. and Quebecor World Inc. In the database and response management business categories, we compete with companies such as Harte-Hanks, Inc., Acxiom Corporation and Experian. The primary competitive factors in DMS's specialty products are quality, flexibility, service, timeliness of delivery and price. DMS's major competitors in the non-specialty printing services sector include Cyril-Scott Company, Double Envelope Corp. (Convertagraphics) and R.R. Donnelley Specialty Products.

        The business sector in which ATS operates is highly fragmented and there has been recent consolidation. Softness in traditional brand advertising spending has depressed revenues and operating margins in this sector. ATS's principal competitors include Applied Graphics Technologies, Inc., Schawk, Inc., Southern Graphics, a division of Alcoa, independent color separators and converters, as well as the emerging competition from many advertising agencies and local premedia shops. The independent color separators and converters largely compete with us in regional, local and specific markets. The major competitive factors for both ATS and the premedia business are breadth of services, quality of finished products, distribution capabilities, ongoing customer service and availability of time on equipment that is appropriate in size and function for a given project. The consolidation of customers within some parts of these businesses has provided both greater competitive pricing pressures and opportunities for increased volume solicitation.

        Vertis Europe's major competitor in this sector is Seven Worldwide, a division of Applied Graphics Technologies, Inc. The U.K. market, while also fragmented, has certain key players, including Communisis, St. Ives, Polestar and Primecom, who collectively dominate the market. The European direct mail market has been growing steadily over the last ten years, but this growth has attracted new players. There appears to be a significant increase in printing capacity due in part to generalist printing companies converting to direct marketing printing. Continued demand for shorter runs and highly targeted mailing requires producers to be more flexible and responsive.

Trade Names, Trademarks and Patents

        We own certain trade names, trademarks and patents used in our business. The loss of any such trade name, trademark or patent would not have a material adverse effect on our consolidated financial condition or results of operations.

Governmental Regulations

        Our business is subject to a variety of federal, state and local laws, rules and regulations. Our production facilities are governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act ("OSHA") and the regulations promulgated thereunder. Except as described herein, we are not aware of any pending legislation that in our view is likely to affect significantly the operations of our business. We believe that the operations of our subsidiaries comply substantially with all applicable governmental rules and regulations.

Environmental Matters

        Our operations are subject to a number of federal, state, local and foreign environmental laws and regulations including those regarding the discharge, emission, storage, treatment, handling and disposal of hazardous or toxic substances as well as remediation of contaminated soil and groundwater. These laws and regulations impose significant capital and operating costs on our business and there are significant penalties for violations.

        Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances. Because of our operations, the long history of industrial operations at some of our facilities, the operations of predecessor owners or operators of certain of our businesses, and the use, production and release of hazardous substances at these sites and at surrounding sites, we may be subject to liability under these environmental laws. Various facilities of ours have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past practices.

        The Comprehensive Environmental Response, Compensation & Liability Act of 1980 as amended ("CERCLA"), provides for strict, and under certain circumstances, joint and several liability, for among other things, generators of hazardous substances disposed of at contaminated sites. We have received requests for information or notifications of potential liability from the Environmental Protection Agency under CERCLA for a few off-site locations. We have not incurred any significant costs relating to these matters and we do not believe that we will incur material costs in the future in responding to conditions at these sites.

        The nature of our operations exposes us to certain risks of liabilities and claims with respect to environmental matters. We believe our operations are currently in material compliance with applicable environmental laws and regulations. In many jurisdictions, environmental requirements may be expected to become more stringent in the future which could affect our ability to obtain or maintain necessary authorizations and approvals or result in increased environmental compliance costs.

        We do not believe that environmental compliance requirements are likely to have a material effect on us. We cannot predict what additional environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted, or the amount of future expenditures that may be required in order to comply with these laws. There can be no assurance that future environmental compliance obligations or discovery of new conditions will not arise in connection with our operations or facilities and that these would not have a material adverse effect on our business, financial condition or results of operations.

Employees

        As of December 31, 2002, we had approximately 8,700 employees. Most of the hourly employees at our North Brunswick and Newark, New Jersey facilities (approximately 155 employees) are represented by the Paper, Allied Industrial, Chemical and Energy Workers International Union. We also have 17 employees at our New York facility who are represented by the Amalgamated Lithographers of America Union Local 1L. In addition, approximately 20 employees of our Chicago facilities are represented by the Graphic Communications International Union or the Amalgamated Lithographers of America. We believe we have satisfactory employee and labor relations.

Certain Factors That May Affect Our Business

Our highly leveraged status may impair our financial condition and we may incur additional debt.

        We currently have a substantial amount of debt. As of December 31, 2002, our total consolidated debt is $1,093.1 million, excluding our accounts receivable securitization facility. Our substantial debt could have important consequences for our financial condition, including:

  •
  making it more difficult for us to satisfy our obligations under the outstanding indebtedness;

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

  •
  requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

  •
  placing us at a competitive disadvantage to other less-leveraged competitors.

        Subject to specified limitations set forth in the agreements regarding our indebtedness, we are permitted to incur additional debt. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Covenant restrictions under our indebtedness may limit our ability to operate our business.

        Our senior credit facility and senior subordinated credit facility contain, and the indentures governing our senior and senior subordinated notes and certain of our other agreements regarding our indebtedness contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. Our senior credit facility, senior subordinated credit facility and the indentures restrict, among other things, our and the subsidiary guarantors' ability to:

  •
  borrow money;

  •
  pay dividends or make distributions;

  •
  purchase or redeem stock;

  •
  make investments and extend credit;

  •
  engage in transactions with affiliates;

  •
  engage in sale-leaseback transactions;

  •
  consummate certain asset sales;

  •
  effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

  •
  create liens on our assets.

        In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under our senior credit facility, senior subordinated credit facility and the indentures. If an event of default under our senior or senior subordinated credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, we cannot assure you that we would have sufficient assets to pay amounts due on our outstanding debt.

The high level of competition in the advertising and marketing services industry could have a negative impact on our ability to service debt, particularly in a prolonged economic downturn.

        The advertising and marketing services industry is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality and servicing the specialized needs of customers. Moreover, rapid changes in information technology may result in more intense competition, as existing and new entrants seek to take advantage of new products, services and technologies that could render our products, services and technologies less competitive or, in some instances, even obsolete. See "—Competition" above. During periods of economic downturn, there has been excess production capacity in the industry and more competitive pricing resulting in decreased profitability. The recent prolonged economic downturn and any future periods of economic downturn or stagnation could result in increased competition and possibly affect our sales and profitability. A decline in sales and profitability may decrease our cash flow, and make it more difficult for us to service our level of debt.

Demand for our services may decrease due to a decline in clients' or an industry's financial condition or due to an economic downturn.

        We cannot assure you that the demand for our services will continue at current levels. Our clients' demands for our services may change based on their needs and financial conditions. In addition, when economic downturns affect particular clients or industry groups, demand for advertising and marketing services provided to these clients or industry groups is often adversely affected. In 2001, the advertising industry experienced the first year-over-year decline in advertising spending since World War II. During 2002, improved economic conditions have led to modest increases in demand for advertising and marketing services generally and for our services specifically. A substantial portion of our revenue is generated from customers in various sectors of the retail industry, which has been particularly impacted by the recent prolonged economic downturn. However, under the current uncertain economic environment, including the effects of ongoing war and possible future terrorist attacks, there can be no assurance that economic conditions or the level of demand for our services will continue to improve or that they will not deteriorate, resulting in another period of economic downturn. If there is another period of economic downturn or stagnation, our business may be adversely affected.

Changes in the cost of paper could have a negative impact on our ability to service our indebtedness.

        An increase in the cost of paper, a key raw material in our operations, may reduce our production volume and profits. If (i) we are not able to pass paper cost increases to our customers, or (ii) our customers reduce the size of their print advertising programs, our results of operations relating to those customers, including sales and profitability, could be negatively affected. A decline in volume may decrease our cash flow, and make it difficult for us to meet our required debt service.

        Capacity in the paper industry has remained relatively stable in recent years. Increases or decreases in demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades used by us. A loss of the sources of paper supply or a disruption in those sources' business or failure by them to meet our product needs on a timely basis could cause temporary shortages in needed materials which could have a negative effect on our results of operations, including sales and profitability.

Regulations on direct marketing may impose restrictions on us.

        Federal and state legislatures have passed a variety of laws in recent years relating to direct marketing, including substantial restrictions on certain industries, such as tobacco and sweepstakes advertising. This legislation and similar future legislation might have a substantial impact on our business, as our customers in those industries and consumers in general adjust their behaviors in response to such legislation. While we have taken steps to reduce our exposure to these industries, there is no assurance that our performance would not be negatively affected in the future.

ITEM 2    PROPERTIES

Executive Offices

        Our principal executive offices are located at 250 West Pratt Street, Baltimore, Maryland, and comprise approximately 58,000 square feet of leased space, pursuant to a lease agreement expiring on August 31, 2007.

Production Facilities

        As of December 31, 2002, we owned 14 and leased 46 production facilities, 54 of which are located in the United States with an aggregate area of approximately 3,600,000 square feet. The leased production facilities have lease terms expiring at various times from 2003 to 2014. We believe that our facilities are suitable and adequate for our business. We continually evaluate our facilities to ensure they are consistent with our operational needs and business strategy. A summary of production facilities is set forth in the table below:

Locations	Square Footage	Lease Term Expiration
RNS Locations
Atlanta, GA(1)	94,700	Fee Ownership
Charlotte, NC.	105,400	April 30, 2013
City of Industry, CA	103,000	September 30, 2006
Columbus, OH	141,185	December 31, 2004
Dallas, TX	90,000	September 30, 2007
East Longmeadow, MA.	159,241	February 3, 2006
Elk Grove Village, IL.	80,665	August 31, 2005
Greenville, MI	130,000	Fee Ownership
Lenexa, KS	89,403	Fee Ownership
Manassas, VA	108,120	May 31, 2014
Niles, MI.	90,000	Fee Ownership
Pomona, CA	144,542	May 31, 2006
Portland, OR	125,250	October 31, 2007
Riverside, CA	84,000	Fee Ownership
Sacramento, CA	57,483	Fee Ownership
Salt Lake City, UT	103,600	August 31, 2009
San Antonio, TX.	67,900	Fee Ownership
San Leandro, CA	143,852	August 31, 2005
Saugerties, NY.	225,000	Fee Ownership
Tampa, FL.	72,418	December 31, 2008
DMS Locations
Bristol, PA.	123,000	Fee Ownership
Chalfont, PA	320,000	Fee Ownership
Chicago, IL	38,302	July 31, 2009
Monroe Township, NJ	57,987	February 16, 2004
Newark, NJ	22,692	December 31, 2007
Newark, NJ	23,000	Fee Ownership
North Brunswick, NJ.	173,232	Fee Ownership
ATS Locations
Atlanta, GA.	15,588	February 28, 2006
Atlanta, GA.	7,500	May 31, 2003
Bentonville, AR.	1,500	December, 2003
Carlsbad, CA	17,600	September 30, 2005
Chicago, IL	52,024	May 31, 2011

Chicago, IL	19,000	December 31, 2003
Clifton Park, NY	9,219	May 31, 2005
Delray Beach, FL	10,300	May 31, 2005
Harrison, NJ	22,125	May 31, 2010
Irvine, CA	29,825	May 21, 2005
Irving, TX	91,649	November 30, 2012
Long Island City, NY	11,500	August 31, 2006
Minneapolis, MN	8,550	June 30, 2003
North Haven, CT	30,600	December 27, 2007
New York, NY	6,500	July 31, 2006
New York, NY	31,500	September 30, 2004
Richmond, VA.	2,935	April 30, 2003
Rochester, NY	80,000	Fee Ownership
San Antonio, TX.	7,927	March 31, 2008
San Francisco, CA.	30,000	June 14, 2005
San Francisco, CA.	3,200	June 14, 2005
Scottsdale, AZ	7,184	September 30, 2004
St. Louis, MO	38,782	May 30, 2006
St. Louis, MO	14,600	August 19, 2003
St. Louis, MO	30,300	August 31, 2005
Van Nuys, CA	15,023	July 9, 2006
Europe Locations
Bardon, UK.	34,000	March 11, 2013
Croydon, UK.	41,858	January 1, 2013
Eversholt, UK.	10,500	September 28, 2003
Leicester, UK.	202,172	July 31, 2003
Swindon, UK.	110,000	June 25, 2014
Wigston, UK.	41,858	January 24, 2006

(1)
Comprised of two adjacent facilities.

Sales Offices and Other Facilities

        We maintain a large number of facilities for use as sales offices and other administrative purposes. All but two of the sales offices and other facilities are leased, with lease terms expiring at various times from 2003 to 2006.

ITEM 3    LEGAL PROCEEDINGS

        Certain claims, suits and complaints (including those involving environmental matters) which arise in the ordinary course of our business have been filed or are pending against us. We believe, based upon the currently available information, that all the results of such proceedings, individually, or in the aggregate would not have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 4    SUBMISSION OF VOTE TO SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2002.

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Not applicable.

ITEM 6    SELECTED FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data for Vertis and its subsidiaries as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. The historical data for the three-year period ended December 31, 2002 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The historical data for the two-year period ended December 31, 1999 has been derived from our audited consolidated financial statements not included herein. We sold our subsidiary, Columbine JDS Systems, Inc. ("Columbine"), in connection with the recapitalization of Vertis Holdings in 1999. This table presents the operating results of Columbine and its subsidiaries as discontinued operations in all applicable periods.

        You should read the following selected historical consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the related historical consolidated financial statements and related notes included elsewhere in this Annual Report.

Year ended December 31,
2002	2001	2000	1999	1998
(in thousands) Operating data:
Net sales	$1,675,231	$1,851,058	$1,986,422	$1,786,153	$1,666,947
Operating income	123,464	(1)	70,611	(2)	123,281	(3)	120,326	(4)	127,990	(5)
Interest expense(6)	112,733	120,159	129,747	64,788	46,751
(Loss) income before income taxes	(14,260)	(76,435)	(32,113	)(7)	35,474	(8)	76,718
(Loss) income before discontinued operations and cumulative effect of accounting change	(11,781)	(54,863)	(25,212)	8,253	43,097
Loss from discontinued operations, net	(5,803	)(9)	(865	)(9)
Cumulative effect of accounting change, net	108,365	(10)
Net (loss) income	(120,146)	(54,863)	(25,212)	2,450	42,232
Balance sheet data (at year end):
Working capital(11)	$(18,515)	$(34,898)	$(27,294)	$25,568	$(12,376)
Net property, plant and equipment	445,493	495,106	523,076	471,551	454,004
Total assets	1,134,998	1,337,346	1,455,048	1,446,171	1,313,160
Long-term debt (including current portion)	1,093,068	1,162,087	1,112,675	1,028,715	735,776
Accumulated deficit	(646,579)	(526,442)	(464,521)	(308,769)	(36,511)
Other stockholder's equity	396,587	378,625	383,230	354,979	261,400
Common stockholder's (deficit) equity	(249,992)	(147,817)	(81,291)	46,210	224,889
Other data:
Capital expenditures	$43,854	$71,158	$142,744	(12)	$114,920	$104,170
Cash flows provided by operating activities	96,719	130,370	69,502	124,022	124,627
Cash flows used in investing activities	41,412	67,559	135,502	40,534	225,352
Cash flows (used in) provided by financing activities	(68,376)	(50,619)	58,268	(75,174)	104,317
EBITDA(13)	212,705	174,961	220,825	208,402	206,308
Dividends to parent	7,054	114,340	264,574	6,855
Ratio of earnings to fixed charges	—	(14)	—	(14)	—	(14)	1.4	x	2.3	x

(1)
Includes $19.1 million of restructuring expenses.

(2)
Includes $42.2 million of restructuring expenses.

(3)
Includes $21.4 million of restructuring and asset impairment charges.

(4)
Includes $11.9 million of compensation charges related to Vertis Holdings' recapitalization and a $3.3 million restructuring charge related to the decision to close a plant in 2000.

(5)
Includes $4.6 million of termination costs for executive positions eliminated.

(6)
Interest expense excludes amortization of deferred financing fees.

(7)
Includes a $4.2 million loss on the sale of a subsidiary and a $1.8 million gain on investment sales.

(8)
Includes foreign exchange losses of $1.2 million related to termination of U.K.-based borrowings.

(9)
Includes acquired technology writeoffs of $2.8 million and $0.2 million for the years ended December 31, 1999 and 1998, respectively. Results for the year ended December 31, 1999 also include $5.5 million of compensation related costs from the settlement of stock options and a foreign exchange loss of $0.2 million related to termination of U.K.-based borrowings.

(10)
Effective January 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. Under the transitional provisions of SFAS 142, our goodwill was tested for impairment as of January 1, 2002. Each of our reporting units fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method. As a result of our impairment test completed in the third quarter of 2002, we recorded an impairment loss of $86.6 million at ATS and $21.8 million at Vertis Europe to reduce the carrying value of goodwill to its implied fair value. Impairment in both cases was due to a combination of factors including operating performance and acquisition price. In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 consolidated statements of operations.

(11)
In 1996, we entered into a six-year agreement to sell certain trade accounts receivable of certain subsidiaries. In December 2002, this agreement as amended expired and we entered into a new three-year agreement terminating in December 2005. The agreement allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. We sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary, however, we maintain an interest in the receivables and are still responsible for the servicing and collection of those accounts receivable. The amount sold under these facilities, net of retained interest, was $125.9 million at December 31, 2002, $130.0 million as of December 31, 2001, 2000 and 1999 and $117.6 million as of December 31, 1998. These amounts are reflected as reductions of Accounts receivable, net on our consolidated balance sheet included in this Annual Report. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements."

(12)
Includes $36.2 million for new presses to accommodate the marketing needs of new RNS customers, $6.2 million for one-time implementation expenditures for software systems and $10.2 million of expenditures to buy out operating leases.

(13)
EBITDA is included in this Annual Report as it is the primary measure we use to evaluate our business segments. EBITDA represents the sum of operating income, depreciation and amortization of intangibles. We present EBITDA here to provide additional information regarding our ability to meet our future debt service, capital expenditures and working capital requirements and because it is the measure by which we gauge the profitability of our segments. EBITDA is not a measure of financial performance in accordance with accounting principles generally accepted in the United States of America. You should not consider it an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.

  EBITDA as used by management is calculated as follows:

(in thousands)	2002	2001	2000	1999	1998
Operating income	$123,464	$70,611	$123,281	$120,326	$127,990
Depreciation	88,954	89,784	81,750	71,865	59,688
Amortization of intangibles	287	14,566	15,794	16,211	18,630

EBITDA	$212,705	$174,961	$220,825	$208,402	$206,308

(14)
Earnings were inadequate to cover fixed charges by $14.3 million, $76.9 million and $33.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Net loss for the years ended December 31, 2002, 2001 and 2000, includes $89.2 million, $104.4 million and $97.5 million, respectively, of non-cash depreciation and amortization expense.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section provides a review of the financial condition and results of operation of Vertis during the three years ended December 31, 2002. The analysis is based on the consolidated financial statements and related notes that are included elsewhere in this Annual Report, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

Corporate Consolidation and Restructuring

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

        In order to further reduce duplicative overhead, on January 1, 2001, we transferred 13 management and support personnel employed at our parent, Vertis Holdings, to Chancery Lane Capital ("CLC"), an affiliate of the former chairman of Vertis Holdings, in exchange for a $14.0 million one-time payment by us to CLC. This cost was recorded in restructuring expense in 2001. Concurrently, Thomas H. Lee Partners acquired an additional $40 million of our equity from an affiliate of CLC in exchange for $40 million of Vertis Holdings' mezzanine debt.

        During 2001, we continued the restructuring program initiated in 2000. Certain production and sales administration facilities were combined in strategic areas resulting in the closure of 14 facilities, abandonment of assets in those locations and reduction in work force.

        In 2002, we planned and implemented three restructuring programs. In the first quarter of 2002, two Vertis Europe facilities were combined and ten employees were terminated with severance of $0.7 million and facility closure costs of approximately $1.6 million. In addition, the Company continued to streamline operations at ATS. The 2002 restructuring plan terminated approximately 400 employees, which resulted in a severance charge of $4.6 million and closed five facilities, which resulted in a charge of $6.0 million. In the fourth quarter of 2002, we consolidated production capabilities within DMS, terminating 133 employees with severance of $0.6 million. Offsetting these amounts is an adjustment of $1.3 million to the estimate of 2001 restructuring made in 2002. To date, the total of all planned restructuring activities has eliminated approximately 1,500 positions and closed 26 facilities since January 1, 2000.

        In connection with these actions, we recorded $19.1 million, $42.2 million and $21.4 million of restructuring expense in the years ended December 31, 2002, 2001 and 2000, respectively. For more information about our restructuring expense, see Note 2 of our consolidated financial statements included in this Annual Report.

Results Of Continuing Operations

        The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows.

	Year ended December 31,			Percentage of Sales
	2002	2001	2000	2000	2002	2001
	(in thousands)
Net sales	$1,675,231	$1,851,058	$1,986,422	100.0%	100.0%	100.0%

Costs of production	1,255,605	1,431,716	1,525,564	75.0%	77.3%	76.8%
Selling, general and administrative	187,830	202,156	218,625	11.2%	10.9%	11.0%
Restructuring expense and asset impairment charges	19,091	42,225	21,408	1.1%	2.3%	1.1%
Depreciation	88,954	89,784	81,750	5.3%	4.9%	4.1%
Amortization of intangibles	287	14,566	15,794	0.0%	0.8%	0.8%

Total operating costs	1,551,767	1,780,447	1,863,141	92.6%	96.2%	93.8%

Operating income	123,464	70,611	123,281	7.4%	3.8%	6.2%

Other data:
Cash flows provided by operating activities	$96,719	$130,370	$69,502
Cash flows used in investing activities	41,412	67,559	135,502
Cash flows (used in) provided by financing activities	(68,376)	(50,619)	58,268
EBITDA	$212,705	$174,961	$220,825	12.7%	9.5%	11.1%

        EBITDA is included in this Annual Report as it is the primary performance measure we use to evaluate our business segments. EBITDA represents the sum of operating income, depreciation and amortization of intangibles. We present EBITDA here to provide additional information regarding our ability to meet our future debt service, capital expenditures and working capital requirements and because it is the measure by which we gauge the profitability of our segments. EBITDA is not a measure of financial performance in accordance with GAAP. You should not consider it an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Our calculation of EBITDA may be different than the calculation used by other companies and therefore comparability may be limited.

        EBITDA as used by management is calculated as follows:

(in thousands)	2002	2001	2000
Operating income	$123,464	$70,611	$123,281
Depreciation	88,954	89,784	81,750
Amortization of intangibles	287	14,566	15,794

EBITDA	$212,705	$174,961	$220,825

General

        Several factors can affect the comparability of our results from one period to another. Primary among these factors are the cost of paper, changes in business mix, the timing of restructuring expense and the realization of the associated benefits.

        The cost of paper is a principal factor in our pricing to certain customers since a substantial portion of net sales includes the pass-through cost of paper. Therefore, the cost of paper significantly affects our net sales at RNS and DMS, as does the proportion of paper provided by customers. We are generally able to pass on increases in the cost of paper to our customers, while decreases in paper costs generally result in lower prices to customers. The impact of changes in the cost of paper is most significant for RNS. As such, when discussing results for RNS, we discuss both net sales and "value-added revenue." We define "value-added revenue" as net sales less the cost of paper and ink.

        Variances in expense category ratios, as percentages of net sales, may reflect business mix and are influenced by the change in revenue directly resulting from changes in paper prices. As our business mix changes, the nature of products sold in a period can lead to offsetting increases and decreases in different expense categories.

        You should consider all of these factors in reviewing the discussion of our operating results.

Results of Operations—2002 compared to 2001

        Net sales declined $175.9 million, or 9.5%, from $1,851.1 million in 2001 to $1,675.2 million in 2002 largely as a result of a $114.2 million downward impact on revenue caused by declines in the cost of paper. As of December 31, 2002, the average cost per ton of newsprint paper in the U.S. has decreased 4.1% versus 2001. The remainder of the decline in net sales, excluding the effect of paper, is largely a result of sales shortfall at our ATS segment. The impact of the declining cost of paper had the greatest impact at our RNS segment, which posted revenue below 2001 by $98.1 million, or 8.4%.

        More than 100%, $110.8 million, of the net sales decline at RNS was attributable to declining paper prices. After adjusting for the impact of the decline in the cost of paper, RNS net sales increased $12.7 million, or 1.1% for the twelve months ended December 31, 2002. Value-added revenue at RNS increased in the twelve month period ended December 31, 2002 by $22.1 million, or 3.9%. The increase in net sales, after eliminating the impact of paper prices, and value-added revenue at RNS reflects increased volume.

        Net sales at DMS declined $25.4 million, or 7.9%, in 2002 of which $3.4 million was due to the decline in the cost of paper. Excluding the impact of the cost of paper, net sales decreased $22.0 million, or 6.8% during the year. Volume gains were more than offset by lower pricing, the result of a shift by our customers to less complex products and competitive price pressures. Additionally, net sales at DMS were negatively affected by the impact of the postal rate increase at the beginning of the third quarter of 2002 and market-driven delays in traditional direct mail campaigns by certain end-users.

        ATS was negatively impacted by the soft advertising environment, especially the advertising agency business, resulting in a decline in net sales of $49.3 million, or 20.2% during 2002.

        Net sales at Vertis Europe were below 2001 by $2.5 million, or 1.8%. Excluding the impact of the change in the exchange rate of the British pound sterling to the U.S. dollar, the decline in net sales would have been $8.5 million, or 6.0%. This decline is due to sluggish market conditions and the sale of a subsidiary of Vertis Europe, effective May 2001, which generated net sales of $1.5 million in 2001.

        Costs of production decreased $176.1 million, or 12.3%, from $1,431.7 million in 2001 to $1,255.6 million in 2002. The cost of paper and ink consumed represents $139.0 million of the decline in costs of production for the year. The balance of the decline in costs of production was the result of strong cost management of variable and fixed costs and our ongoing efforts to improve operating efficiencies.

        Selling, general and administrative expenses amounted to $187.8 million versus $202.2 million in 2001. The decline of $14.4 million, or 7.1%, reflects the benefits realized from our restructuring programs and other cost control measures. After adjusting net sales for the impact of the decline in paper costs, selling, general and administrative costs amounted to 10.5% of net sales in 2002 versus 10.9% in 2001.

        Restructuring and asset impairment charges in 2002 totaling $19.1 million are comprised of $8.7 million in severance costs, $5.1 million in losses on the disposition of assets at closed facilities, $3.7 million in closed facility costs, and $1.6 million of other charges which are primarily legal fees and the cost of leased equipment no longer needed due to the restructurings. Compared to 2001, restructuring and asset impairment charges declined $23.1 million, or 54.8%.

        Amortization expense decreased by $14.3 million from 2001. The adoption of SFAS 142 caused $13.3 million of this decline Under this standard, goodwill and intangibles assets with indefinite useful lives are no longer amortized. Accordingly, we stopped amortizing our existing goodwill on January 1, 2002. For further discussion, see "—New Accounting Pronouncements" below.

        Operating income amounted to $123.5 million in 2002, an improvement of 74.9% over operating income of $70.6 million in 2001. Our cost management initiatives and continued focus on operating efficiencies contributed to the increase in operating income as a percentage of net sales to 7.4% in 2002 (6.9% excluding the impact of declining paper costs) versus 3.8% in 2001. The decrease in restructuring and asset impairment charges and the adoption of SFAS 142 provided $23.1 million and $13.3 million of the increase in operating income, respectively. Consolidated EBITDA was $212.7 million in 2002, an increase of $37.7 million, or 21.6%, compared to the full-year 2001. Excluding the effect on amortization expense of our adoption of SFAS 142, operating income at our RNS, DMS and Vertis Europe segments followed the changes in EBITDA described below. At ATS, operating income, adjusted for the adoption of SFAS 142 declined $2.3 million less than EBITDA due to lower depreciation expense as a result of the contraction in the segment and the number of locations operated pursuant to our restructuring efforts.

        A reconciliation of EBITDA to Operating income by segment for the year ended December 31, 2002 is as follows:

(in thousands)	RNS	DMS	ATS	Vertis Europe	Corporate	Total
Operating income (loss)	$125,181	$19,749	$(21,884)	$5,709	$(5,291)	$123,464
Depreciation	43,512	19,623	18,348	7,471		88,954
Amortization of intangibles	124	81	82			287

EBITDA	$168,817	$39,453	$(3,454)	$13,180	$(5,291)	$212,705

        At RNS, EBITDA amounted to $168.8 million in 2002, an increase of $24.8 million, or 17.2%, reflecting increased volume, cost management, and a decline in restructuring and asset impairment charges totaling $4.1 million.

        The net sales volume declines at DMS in 2002 had minimal impact on EBITDA, which is flat compared to 2001, due to cost management and utilization of our most efficient assets, which more than offset the decline in net sales. Restructuring and asset impairment charges declined $1.0 million as compared to 2001.

        ATS EBITDA declined $2.2 million to a loss of $3.5 million due to the poor advertising environment. Costs were managed tightly and restructuring and asset impairment charges were $1.6 million less than 2001, both of which mitigated a significant portion of the decline in net sales.

        At Vertis Europe, EBITDA declined $3.8 million, or 22.5% in 2002. Of the decline, $2.0 million resulted from an increase in restructuring and asset impairment charges as we streamlined certain portions of our European business. The remainder of the decline reflects the decline in net sales.

        Net loss in 2002 was $120.1 million, an increase in loss of $65.3 million over 2001. Included in the 2002 net loss is a $108.4 million charge for the cumulative effect of accounting change resulting from our adoption of SFAS 142 discussed in "—New Accounting Pronouncements." Loss before cumulative effect of accounting change improved $43.1 million over 2001. Interest expense in the year ended 2002 decreased $7.4 million, or 6.2% as compared to 2001 due to a decrease in market interest rates. The decrease in amortization of deferred financing fees of $2.8 million in 2002 versus 2001 was primarily a result of the full amortization of extension fees related to our senior subordinated credit facility financing, which were amortized over the six-month extension period from January 2001 to June 2001. In 2001, we recorded a $5.9 million impairment loss to reflect a permanent decline in the value of investments and we sold the remaining portion of an equity investment resulting in a $2.0 million loss. An $11.5 million write off of deferred financing fees was recorded in 2002 in connection with our recent debt offerings and related debt pay down.

Results of Operations—2001 compared to 2000

        Net sales declined $135.3 million, or 6.8%, from $1,986.4 million in 2000 to $1,851.1 million in 2001 largely as a result of the overall decline in industry-wide advertising spending in 2001.

        At RNS, net sales declined $94.1 million, or 7.5%, due to a 9.9% decline in production volume, indicative of the soft advertising and retail environment, partially offset by improved pricing. Offsetting the volume decline and pricing improvement was the impact of the 2.9% overall U.S. paper price increase in 2001. Adjusting for the cost of paper and ink, value-added revenue at RNS decreased $31.1 million, or 5.2% in 2001. This decrease reflects the decline in volume offset by an improvement in the mix of sales towards higher priced work.

        At DMS, net sales decreased $4.4 million, or 1.3%, resulting from increased net sales at our digital production services facility of $11.7 million, or 112.3%, reflecting the continued growth within this unit. The increase in net sales at our digital production services facility was more than offset by lower revenue per impression at our direct marketing facilities, which includes the impact of changes in product mix. To combat the decline in revenue per impression, work was shifted among plants so production efficiencies could be leveraged.

        Our ATS net sales have been negatively impacted by softness in several key markets, especially advertising agencies, the fall off of the dot-com advertising industry and weak demand for web development services. ATS net sales declined $24.6 million, or 9.1%, with agency revenue below 2000 by $23.5 million, or 27%, partially offset by a $5.7 million or 5.4% increase in net sales to the retail sector. The remainder of the decline in net sales revenue reflects declines in fulfillment net sales and other net sales.

        At Vertis Europe, net sales declined $14.5 million, or 9.3%. The decline includes the effect of the sale of a subsidiary of Vertis Europe effective May 2001, which generated $6.5 million in net sales in 2000 versus $1.5 million in 2001. The decline in net sales was also the result of the unfavorable exchange rate from the British pound sterling to the US dollar, the effect of which equates to approximately $4.5 million, or a 3.1% decrease. Excluding the effects of the sale of the subsidiary of Vertis Europe and exchange rate fluctuations, net sales expressed in local currency decreased by $3.5 million or 3.5% due to a decrease in demand in the direct marketing services business.

        Costs of production decreased $93.9 million, 6.2%, from $1,525.6 million in 2000 to $1,431.7 million in 2001, while increasing as a percentage of sales by 0.5%. The dollar decrease in costs of production reflects the decrease in net sales. The modest increase in costs of production as a percentage of net sales reflects higher variable overhead costs, including utilities and maintenance. Paper costs as a percentage of net sales remained relatively constant in 2001 as compared to 2000.

        Selling, general and administrative expenses amounted to $202.2 million in 2001 versus $218.6 million in 2000. The decline of $16.4 million, or 7.5% reflects the benefits realized from our restructuring programs and other cost control measures we took in an effort to mitigate the effects of the economic downturn. Selling, general and administrative expenses were essentially flat on a percentage of net sales basis.

        Results for 2001 include $42.2 million of restructuring charges, an increase of $20.8 million, or 97.2% versus similar charges incurred in 2000. Included in these costs in 2001, is a $14.0 million payment to CLC (see "—Corporate Consolidation"), $5.9 million in losses on the disposition of assets at closed facilities, $9.4 million in closed facility costs, $11.7 million in severance costs, and $1.2 million of other charges.

        Operating income amounted to $70.6 million in 2001, a decline of $52.7 million, or 42.7% versus operating income of $123.3 million in 2000. In addition to the fluctuations discussed above, the increase in depreciation expense in 2001 over 2000 also contributed to the decline in operating income, particularly at our RNS segment. This increase was attributable to the $142.7 million of capital expenditures in 2000 and the full year of depreciation expense for those assets in 2001. Consolidated EBITDA amounted to $175.0 million in 2001, a decrease of $45.9 million, or 20.8%, compared to the full-year 2000.

        A reconciliation of EBITDA to Operating income by segment for the year ended December 31, 2001 is as follows:

(in thousands)	RNS	DMS	ATS	Vertis Europe	Corporate	Total
Operating income (loss)	$94,874	$18,451	$(24,776)	$6,053	$(23,991)	$70,611
Depreciation	42,379	18,977	20,622	7,806		89,784
Amortization of intangibles	6,760	1,744	2,911	3,151		14,566

EBITDA	$144,013	$39,172	$(1,243)	$17,010	$(23,991)	$174,961

        At RNS, 2001 EBITDA amounted to $144.0 million, a decrease of $24.8 million, or 14.7% from 2000, reflecting the decline in value-added revenue. Also contributing to the decline in EBITDA was an increase in variable costs per production unit of 6.7% due to higher gas costs, freight expenses, and lower earnings from scrap sales.

        At DMS, EBITDA increased $10.9 million, or 38.4%, to $39.2 million in 2001 versus $28.3 million in 2000. This increase reflects the increase in sales volume at the digital production services facility, and the cost savings at the direct marketing services facilities, including the benefits derived by shifting production between facilities to maximize efficiency. The increase in EBITDA also reflects the benefit of restructuring actions, which started in 2000.

        ATS EBITDA declined $28.3 million, or 104.6% from 2000 to a loss of $1.2 million, which was primarily due to the decline in net sales and the increase in costs as a percentage of net sales.

        At Vertis Europe, the modest decline in EBITDA was the result of the effects of exchange rate fluctuations.

        Net loss increased $29.7 million in 2001 compared to 2000. Interest expense in 2001 decreased from 2000 due to a decrease in interest rates offset by an increase in debt. The higher debt levels related to an increase in the revolving credit facility balance to make payments on the term loans and to pay restructuring costs. Decreases in London Inter Bank Offered Rate ("LIBOR") and Prime interest rates from December 2000 to December 2001 were 4.52 percentage points and 4.75 percentage points, respectively, which lowered our average interest rate from 11.58% in 2000 to 9.78% in 2001. The decrease in amortization of deferred financing costs in 2001 from 2000 was a result of the full amortization in 2000 of fees related to the bridge financing. These fees were amortized over the one-year bridge financing period. The bridge financing was converted to a term financing in December 2000. In 2001, we recorded a $5.9 million impairment loss to reflect a permanent decline in the value of investments and we sold the remaining portion of an equity investment resulting in a $2.0 million loss compared to a $1.8 million gain on sale of investment in 2000.

Liquidity and Capital Resources

Sources of Funds

        We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

        We believe that the facilities in place, as well as our cash flows, will be sufficient to meet operational needs (including capital expenditures and restructuring costs) for the next twelve months. At December 31, 2002, we had approximately $90.2 million available to borrow under our revolving credit facility.

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

  Contractual Obligations

        The following table discloses aggregate information about our contractual obligations as of December 31, 2002 and the periods in which payments are due:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(In thousands)
Long-term debt	$1,093,068	$5,384	$281,859	$90,224	$715,601
Operating leases	86,354	21,988	35,578	17,212	11,576

Total contractual cash obligations	$1,179,422	$27,372	$317,437	$107,436	$727,177

  Foreign Currency

        Fluctuation in foreign currency would affect approximately $107.0 million of the British pound sterling based debt as of December 31, 2002.

  Off-Balance Sheet Arrangements

        In 1996, we entered into a six-year agreement to sell certain trade accounts receivable of certain subsidiaries (as amended, the "1996 Facility") through the issuance of $130.0 million of variable rate trade receivable backed certificates. In April 2002, the revolving period for these certificates was extended and the certificates were refinanced. In December 2002, the 1996 Facility expired and we entered into a new three-year agreement terminating in December 2005 (the "A/R Facility") through the issuance of $130.0 million variable rate trade receivable backed notes. The proceeds from the A/R Facility were used to retire the certificates issued under the 1996 facility.

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the 1996 Facility and the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $3.3 million and $3.6 million in 2002 and 2001, respectively.

        At December 31, 2002 and 2001, accounts receivable of $125.9 million and $130.0 million, respectively, had been sold under the facilities. At December 31, 2002 and 2001, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $46.3 million and $71.9 million, respectively which is included in Accounts receivable, net at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,545.5 million and $1,646.2 million in 2002 and 2001, respectively.

        Fees for the program under the facilities vary based on the amount of interests sold and the LIBOR plus an average margin of 37 basis points in 2002 and 34 basis points in both 2001 and 2000. In 2003, the A/R Facility is priced at LIBOR plus a margin of 90 basis points. These fees, which totaled $2.8 million in 2002, $6.0 million in 2001 and $8.3 million in 2000, are included in Other, net.

        We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

  Debt

        In 2002, we issued $350.0 million of 10 7/8% senior unsecured notes with a maturity date of June 15, 2009. After deducting the initial purchasers' discounts and transaction expenses, the net proceeds received by us from the sale of such notes were approximately $338.0 million. We used such net proceeds to repay $181.5 million of the term loans outstanding under our senior credit facility and $156.5 million of debt outstanding under our senior subordinated credit facility. The net proceeds applied to the term loans were paid such that there are substantially no principal repayment required until the first quarter of 2004.

        Our senior credit facility, senior subordinated credit facility, the outstanding 10 7/8% notes due June 15, 2009 and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 contain certain customary covenants limiting our ability to engage in certain activities including, among other things, restrictions on capital expenditures, dividends, investments, indebtedness and maintenance of specified levels of interest coverage and leverage. All of our assets are pledged as collateral for the outstanding debt under our senior credit facility. At December 31, 2002, we are in compliance with our debt covenants, however, there can be no assurance that future violations of these debt covenants may not occur. For further information on our long-term debt, see Note 10 to the consolidated financial statements included elsewhere in this Annual Report.

  Working Capital

        Our current liabilities exceeded current assets by $18.5 million at December 31, 2002 and by $34.9 million at December 31, 2001. This represents an increase in working capital of $16.4 million for the year ended December 31, 2002. The working capital amounts exclude accounts receivable sold under the A/R Facility, the proceeds of which serve to reduce long-term borrowings under our revolving credit facility. Excluding the effect of the A/R Facility (i.e., adding back receivables and reflecting the offsetting increase in long-term debt as if the A/R Facility was not in place), working capital at December 31, 2002 and December 31, 2001 would have been $107.3 million and $95.1 million, respectively. The ratio of current assets to current liabilities as of December 31, 2002 was 0.92 to 1 (1.46 to 1, excluding the A/R Facility effect) compared to 0.88 to 1 as of December 31, 2001 (1.32 to 1, excluding the A/R Facility effect).

        The increase in working capital was due primarily to a decrease in the current portion of long-term debt in addition to fluctuations in operating assets and liabilities.

Summary of Cash Flows

Cash Flows from Operating Activities

        Net cash provided by operating activities in 2002 decreased by $33.7 million from the 2001 level. Adjusted for the increase (decrease) in outstanding checks drawn on controlled disbursement accounts, which are classified as a financing activity, net cash provided by operating activities increased $56.6 million in 2002. This is a result of improved results of operations before the cumulative effect of accounting change and the decrease in restructuring expense in 2002 offset by the timing of payments and collection of receivables.

        Net cash provided by operating activities in 2001 increased by $60.9 million from the 2000 level. However, net cash provided by operating activities adjusted for the increase (decrease) in outstanding checks drawn on controlled disbursment accounts, which are classified as a financing activity, decreased $60.8 million. This decrease was a result of an increased net loss and the timing of payments and collections.

Cash Flows from Investing Activities

        Net cash used for investing activities in 2002 declined from the 2001 level due to a $27.3 million decrease in capital expenditures.

        Net cash used in investing activities in 2001 decreased from the 2000 level due to a $71.6 million decrease in capital expenditures. The higher capital expenditures in 2000 included $36.2 million for new presses installed in response to business opportunities with major customers of RNS.

Cash Flows from Financing Activities

        The amounts of cash used in financing activities in each period reflect the relative levels of capital expenditures and investments in those years. In 2002, we issued $350.0 million of senior unsecured notes, which, after debt discount and fees, netted proceeds of approximately $338.0 million. The proceeds of these issuances were used to repay existing debt and this transaction is reflected in cash flows from financing activities. There were no dividends to our parent, Vertis Holdings, in 2002. From August 2001 to June 24, 2002, the entire 12% interest on Vertis Holdings' mezzanine debt was payable in-kind. Previously, 10% of that interest was payable in cash. Effective June 25, 2002, the interest rate was changed to 13% payable in-kind through December 31, 2005.

        Cash used in financing activities decreased from 2000 to 2001, due to a $67.0 million non-recurring contribution from Vertis Holdings from investment sale proceeds and the decrease in outstanding checks in 2001.

Seasonality and Other Factors

        While our advertising insert business is generally seasonal in nature, the expansion of other product lines and the expansion of advertising insert business to year-round customers have reduced the overall seasonality of our revenues. Of our full year 2002 net sales, 24.0% were generated in the first quarter, 24.4% in the second, 24.4% in the third and 27.2% in the fourth. Profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at full capacity during the year-end holiday production season. On the other hand, lower margins in the first quarter do not fully leverage fixed depreciation, amortization and interest costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first.

        We have approximately $248.5 million of federal net operating losses available to carry forward as of December 31, 2002. These carryforwards expire beginning in 2005 through 2023. We expect that these carryforwards will be used to offset taxable income in future years, thereby lowering our cash tax obligations for several years. For further information on these net operating losses, see Note 12 to the consolidated financial statements included elsewhere in this Annual Report.

New Accounting Pronouncements

        Effective January 1, 2002, we adopted SFAS 142. Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. Under the transitional provisions of SFAS 142, our goodwill was tested for impairment as of January 1, 2002. Each of our reporting units was tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method. As a result of our impairment test completed in the third quarter of 2002, we recorded an impairment loss of $86.6 million at ATS and $21.8 million at Vertis Europe to reduce the carrying value of goodwill to its implied fair value. Impairment in both cases was due to a combination of factors including operating performance and acquisition price. In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 consolidated statements of operations. We will test goodwill for impairment again in the first quarter of 2003.

        In accordance with SFAS 142, we stopped amortizing our existing goodwill on January 1, 2002. A reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the years ended December 31, 2002, 2001 and 2000 is as follows:

(in thousands)	2002	2001	2000
Reported net loss	$(120,146)	$(54,863)	$(25,212)
Add: Goodwill amortization		13,255	13,556

Adjusted net loss	$(120,146)	$(41,608)	$(11,656)

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. We have adopted the provisions of this statement which did not have an impact on our consolidated financial statements included in this Annual Report.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees." The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We believe that the adoption of this interpretation will not have a material impact on our consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into our financial statements and accompanying notes included elsewhere in this Annual Report.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special-purpose entities. We believe that the adoption of this interpretation, required in 2003, will not have a material impact on our consolidated financial position or results of operations.

Application of Critical Accounting Policies

        Our significant accounting policies are described in Note 3 to our consolidated financial statements. Certain accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and outside sources and various other assumptions that we believe to be reasonable under the circumstances. Significant accounting policies which we believe involve the application of significant judgment and discretion by management include:

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make payments. If actual customer payments differ from our estimates, we would need to increase the allowance for doubtful accounts, which could affect our results of operations.

Long-lived Assets

        We evaluate the recoverability of our long-lived assets, including property, plant and equipment and intangible assets, periodically or when there are changes in economic circumstances or business objectives that indicate the carrying value may not be recoverable. Our evaluations include estimated future cash flows, profitability and estimated future operating results and other factors determining fair value. As these assumptions and estimates may change over time, it may or may not be necessary to record impairment charges.

        Effective January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets" in its entirety. Under this standard, goodwill and other intangibles with indefinite useful lives are no longer amortized (see "—New Accounting Pronouncements").

Income Taxes

        We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We have considered future taxable income in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Defined Benefit Pension Plans

        Accounting for defined benefit pension plans requires various assumptions, including, but not limited to discount rates, expected rates of return on plan assets and future compensation rates. We evaluate these assumptions at least once each year and make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported income, which will result in changes to the recorded benefit plan assets and liabilities.

Outlook

        In the first quarter of 2003, fragile economic conditions and geopolitical uncertainties are having a significant adverse effect on our results of operations. This economic climate continues to produce a weak demand for printing, a difficult pricing environment and escalating costs. Because this economic environment reflects substantial uncertainty, it is very difficult to estimate how it will affect our results for the year. We currently expect our results for the first half of 2003 to be below 2002 results. If the current downturn continues, this impact may extend to our second half results as well.

ITEM 7A    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Information

        Our primary exposure to market risks relates to interest rate fluctuations on variable rate debt. Generally, our exposure to foreign currency exchange rate fluctuations is immaterial as foreign operations are a small proportion of the total company and foreign currency borrowings act as a natural hedge against fluctuations in net asset values.

        The objective of our risk management program is to seek a reduction in the potential negative earnings effects from changes in interest and foreign exchange rates. To meet this objective, consistent with past practices, we intend to vary the proportions of fixed-rate and variable-rate debt based on our perception of interest rate trends and the marketplace for various debt instruments. To reduce our exposure to future increases in variable interest rates, we entered into an interest rate swap agreement that converts a portion of variable rate debt to a fixed rate basis. Except for those used to meet hedging requirements in our credit facility, we generally do not use derivative financial instruments in our risk management program. This practice may change in the future as market conditions change. We do not use any derivatives for trading purposes.

Quantitative Information

        At December 31, 2002, 41.4% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable).

        If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended December 31, 2002 by approximately $2.5 million.

        For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at December 31, 2002 and does not provide for changes in borrowings that may occur in the future.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Index to the consolidated financial statements and schedule on Page F-1 for our consolidated financial statements and notes thereto and supplementary schedule.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF VERTIS

        The following table sets forth certain information regarding the directors and executive officers of Vertis.

Name	Age	Positions
Donald E. Roland	60	Chairman and Chief Executive Officer
Dean D. Durbin	50	Chief Financial Officer
Herbert W. Moloney III	52	Chief Operating Officer—Vertis North America
Adriaan Roosen	51	Managing Director—Vertis Europe
John V. Howard, Jr.	41	Senior Vice President—General Counsel
Catherine S. Leggett	52	Senior Vice President—Human Relations
Roger C. Altman	56	Director
Austin M. Beutner	42	Director
Anthony J. DiNovi	40	Director
Thomas H. Lee	58	Director
Soren L. Oberg	32	Director
Scott M. Sperling	45	Director

        Donald E. Roland has been President and Chief Executive Officer of Vertis and a Director of Vertis since June 2000 and has been Chairman since April 2, 2001. Prior to June 2000, Mr. Roland was the President since October 1994 and, in addition since June 1995, Chief Executive Officer of Treasure Chest Advertising Company, Inc. ("TC Advertising"), the predecessor of our RNS segment. Mr. Roland joined TC Advertising in 1983 as Senior Vice President of Operations and became Executive Vice President in 1993. Prior to joining TC Advertising, he was at Times Mirror Press, the commercial printing division of the Los Angeles Times. In his 17 years at Times Mirror Press, Mr. Roland held numerous management positions including Director of Computer Graphics and Vice President of Operations. Mr. Roland is on the Board of Directors of the University of Maryland, Baltimore Foundation, and the Board of Directors of Baltimore Reads. He is also on the Advisory Board of the School of Education, Center for Graphic Communications & Technology at New York University.

        Dean D. Durbin has been Chief Financial Officer of Vertis since March 2000, and has been Senior Vice President and Chief Financial Officer of TC Advertising since September 1997. Prior to joining TC Advertising, Mr. Durbin served as Vice President and Chief Financial Officer at Thomson Professional Publishing, and served for more than 13 years with the McGraw-Hill Companies, beginning as Accounting Supervisor in 1974 and completing his tenure at McGraw-Hill as Vice President and Group Controller, Construction Information Group. He is on the Board of Directors of the Baltimore Museum of Industry.

        Herbert W. Moloney III was named Chief Operating Officer—Vertis North America in June 2000. Formerly, Mr. Moloney was Executive Vice President, Marketing and Sales of TC Advertising. Prior to joining TC Advertising in 1994, he held numerous positions from 1973 to 1994 with Knight Ridder, Inc., including Senior Vice President of Advertising for The Philadelphia Inquirer / Daily News,

Sales Manager for WPRI-TV in Providence, Rhode Island and Retail Advertising Manager for The Miami Herald. Mr. Moloney is also on the Board of Directors of Lee Enterprises Incorporated.

        Adriaan Roosen has been Managing Director—Vertis Europe in London since November 2000. Prior to joining Vertis, Mr. Roosen served as a Senior Vice President and Managing Director Europe at Modus Media International, Inc., providing fulfillment and supply chain management solutions to computer hardware and software companies. From 1995 through 1999, Mr. Roosen was the Director of European Operations at Denver-based Quark, Inc. Prior to that, he was the Managing Director of R.R. Donnelley Netherlands, BV and held a number of sales and marketing positions at the Netherlands Foreign Investment Agency while based in New York and San Francisco. Mr. Roosen is a Dutch national and a lawyer by training.

        John V. Howard, Jr. was named Senior Vice President—General Counsel of Vertis in July 2000. Previously, Mr. Howard was Executive Vice President and General Counsel for Columbine JDS Systems, Inc. and Executive Vice President and General Counsel for Laser Tech Color, Inc. Prior to joining Columbine JDS Systems, Inc. and Laser Tech Color, Inc., Mr. Howard was Counsel and Chief Intellectual Property Counsel for Andersen Worldwide, S.C. in Chicago, the parent entity of Arthur Andersen and Andersen Consulting, in charge of all worldwide intellectual property matters for the Andersen organization. Before leaving for Andersen he was Chief Counsel for Quark, Inc., in Denver, developer of Quark XPress, in charge of all worldwide legal matters. Mr. Howard is also a Trustee on the Board of Trustees of the Hammond-Harwood House.

        Catherine S. Leggett was named Senior Vice President—Human Resources of Vertis in June 2000. She joined TC Advertising as Senior Vice President—Human Resources in April 2000. Prior to joining us, Ms. Leggett was Senior Vice President of Human Resources at PG&E Generating Company, a subsidiary of Pacific Gas & Electric, Vice President of Human Resources for Federal Home Loan Mortgage Corporation in McLean, Virginia, and Senior Vice President of Human Resources for Hechinger Company in Landover, Maryland. She is a professor at the Johns Hopkins University Graduate School and is a member of the Bars for the District of Columbia and Iowa, as well as the U.S. District Court for the District of Columbia.

        Roger C. Altman has been a director of Vertis since May 2001 and Vertis Holdings since December 1999. Mr. Altman is Chairman of Evercore, which he co-founded in 1996. He spent 14 years at Lehman Brothers, where he was Managing Director, Co-Head of Investment Banking, Member of the Management Committee and Member of the Board of Directors. From 1987 through 1992, Mr. Altman was Vice Chairman of The Blackstone Group. He has also served two tours of duty in the U.S. Treasury Department, most recently as Deputy Treasury Secretary.

        Austin M. Beutner has been a director of Vertis since May 2001 and Vertis Holdings since December 1999. Mr. Beutner is President of Evercore, which he co-founded in 1996, Chairman of Evercore Capital Partners and Chairman and CEO of Evercore Ventures. Mr. Beutner serves on the Board of Directors of American Media, Inc., Business.com, Causeway Capital Management LLC, Continental Energy Services, Inc., eCompanies LLC, Earthlink, Encoda Systems, Energy Partners, Ltd. and Telenet Holding N.V. He also serves as a Trustee of the California Institute of the Arts and is a member of the Council on Foreign Relations.

        Anthony J. DiNovi has been a director of Vertis since March 2001 and Vertis Holdings since December 1999. Mr. DiNovi has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1988 and currently serves as Managing Director. Mr. DiNovi is currently a Director of Endurance Specialty Holdings Ltd., Eye Care Centers of America, Inc., Fisher Scientific International, Inc., FairPoint Communications, Inc., National Waterworks, Inc., US LEC Corporation, as well as several private companies.

        Thomas H. Lee has been a director of Vertis since May 2001 and Vertis Holdings since December 1999. Mr. Lee founded Thomas H. Lee Partners L.P. (formerly the Thomas H. Lee Company) in 1974 and since that time has served as its President. Mr. Lee serves or has served as a Director of numerous public and private companies in which the Lee Company and its affiliates have invested, including Finlay Enterprises, Inc., General Nutrition Companies, Metris Companies, Inc., Playtex Products, Inc., Snapple Beverage Corp., and Wyndham International, Inc. In addition, Mr. Lee is a Member of the J.P. Morgan Chase & Co. National Advisory Board.

        Soren L. Oberg has been a director of Vertis and Vertis Holdings since May 2001. Mr. Oberg has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company since 1993. From 1992 to 1993, Mr. Oberg worked at Morgan Stanley & Co., Inc. in the Merchant Banking Division. Mr. Oberg also serves on the board of National Waterworks, Inc. as well as several private companies.

        Scott M. Sperling has been a director of Vertis since May 2001 and Vertis Holdings since December 1999. Mr. Sperling has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1994 and currently serves as Managing Director. Mr. Sperling is currently a Director of Houghton Mifflin Company, Fisher Scientific International, Inc., GenTek Inc., Wyndham International, as well as several private companies.

        The term of office of each executive officer is until the organizational meeting of our board of directors following the next annual meeting of our stockholders and until a successor is elected and qualified, or until that officer's prior death, resignation, retirement, disqualification or removal.

        Each of our directors was elected to hold office until his successor is elected and qualified and subject to his prior death, resignation, retirement, disqualification or removal.

ITEM 11    EXECUTIVE COMPENSATION

        The following table sets forth the compensation paid in respect of the years ended December 31, 2002, 2001 and 2000 to Donald E. Roland, Chairman, President and Chief Executive Officer of Vertis, and to each of the five other most highly paid executive officers of Vertis (collectively, the "Named Executive Officers").

Summary Compensation Table

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Period	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options (#) (1)	All Other Compensation ($)
Donald E. Roland	2002	608,577	357,748		(3)	12,508	3,000	(2)
Chairman, President	2001	601,500			(3)	5,287	2,550	(2)
and Chief Executive Officer	2000	572,919	283,462		(3)	165,726	2,550	(2)
Dean D. Durbin	2002	372,423	220,153		(3)	9,828	69,483	(2)(5)
Chief Financial Officer	2001	352,333			(3)	4,274	2,550	(2)
	2000	337,500	130,887		(3)	36,597	2,550	(2)
Herbert W. Moloney III	2002	446,379	264,282		(3)	9,828	3,000	(2)
Chief Operating Officer—Vertis	2001	427,333			(3)	4,337	2,550	(2)
North America	2000	396,875	184,110		(3)	41,095	2,550	(2)
Adriaan Roosen	2002	278,097	152,069		(3)	3,574	50,008	(4)(5)
Managing Director—Vertis	2001	243,371		36,057	(6)	633	14,371	(4)
Europe	2000	39,480			(3)	17,778
John V. Howard, Jr.	2002	258,259	150,254		(3)	3,574	44,501	(2)(5)
Senior Vice President—	2001	251,041			(3)	2,704	1,593	(2)
General Counsel and Secretary	2000	88,540	107,311		(3)	20,160	2,823	(2)
Catherine S. Leggett	2002	258,259	150,254		(3)	3,574	57,571	(2)(5)
Senior Vice President—	2001	251,041			(3)	2,234	1,593	(3)
Human Resources	2000	185,833	116,758		(3)	20,160

(1)
All stock option grants were made pursuant to the Vertis Holdings, Inc. 1999 Equity Award Plan (the "Plan") and are described below under "Options Granted in Fiscal 2002" and "Employment Arrangements with Executive Officers."

(2)
Represents amounts contributed to 401(k) plan for the Named Executive Officer.

(3)
Perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported under the headings of "Salary" and "Bonus."

(4)
Represents amounts contributed by Vertis to a pension plan on behalf of Adriaan Roosen.

(5)
In connection with the Management Loans, hereinafter defined, interest of $66,785, $36,103, $54,908 and $41,187 was forgiven for Messrs. Durbin, Roosen and Howard and Ms. Leggett respectively.

(6)
Mr. Roosen received additional healthcare coverage and an accommodation allowance in connection with his expatriate assignment.

        The following table sets forth certain information with respect to options to purchase shares of Vertis Holdings' common stock granted to the Named Executive Officers during 2002. Vertis did not grant any stock appreciation rights to any of the Named Executive Officers during 2002.

Options Granted In Fiscal 2002

	Individual Grants
					Grant Date Value
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal 2002
Name			Exercise or Base Price ($/Share)	Expiration Date	Grant Date Present Value ($) (1)
Donald E. Roland(2)	12,508	9.3%	$31.50	9/5/2012	221,392
Dean D. Durbin(2)	9,828	7.3%	$31.50	9/5/2012	173,956
Herbert W. Moloney(2)	9,828	7.3%	$31.50	9/5/2012	173,956
Adriaan Roosen(2)	3,574	2.6%	$31.50	9/5/2012	63,260
John V. Howard, Jr.(2)	3,574	2.6%	$31.50	9/5/2012	63,260
Catherine S. Leggett(2)	3,574	2.6%	$31.50	9/5/2012	63,260

(1)
These values were calculated using a Black-Scholes option pricing model. The actual value, if any, that an executive may realize will depend on the excess, if any, of the stock price over the exercise price on the date the options are exercised, and no assurance exists that the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The following assumptions were used in the calculations:

(a)
assumed option term of 10 years;

(b)
stock price volatility factor of 0.3820;

(c)
4.00% risk-free rate of return; and

(d)
no dividend payment
(2)
These options were granted on September 15, 2002 and vest in installments of 33% in 2003; 33% in 2004 and 34% in 2005.

Option Values at End of Fiscal 2002

        The following table sets forth certain information concerning the number and the value at the end of 2002 of unexercised in-the-money options to purchase Vertis Holdings' common stock granted to the Named Executive Officers as of the end of 2002. No stock appreciation rights have been granted to any of the Named Executive Officers.

Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal 2002 End (#)	Value of Unexercised In-the-Money Options at Fiscal 2002 End ($)
Name	Shares Acquired on Exercise	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable (1)
Donald E. Roland	0	0	113,396/107,311	0/0
Dean D. Durbin	0	0	28,377/29,244	0/0
Herbert W. Moloney	0	0	40,957/38,624	0/0
Adriaan Roosen	0	0	9,206/21,985	0/0
John V. Howard, Jr.	0	0	11,432/15,006	0/0
Catherine S. Leggett	0	0	11,253/14,826	0/0

(1)
Based on the assumed price of $31.50 for Vertis Holdings' common stock on December 31, 2002, less the exercise price payable for such shares.

Supplemental Executive Retirement Plan

        The following table sets forth annual amounts payable to Messrs. Roland, Durbin, Moloney and Howard and Ms. Leggett upon their retirement under Vertis Holdings and Subsidiaries Supplemental Executive Retirement Plan (the "SERP").

Pension Plan Table

	Years of Service
Remuneration
	5	10	15	20	25	30
$150,000	$7,500	$15,000	$22,000	$30,000	$37,500	$45,000
175,000	8,750	17,500	26,500	35,000	43,750	52,500
200,000	10,000	20,000	30,000	40,000	50,000	60,000
225,000	11,250	22,500	33,750	45,000	56,250	67,500
250,000	12,500	25,000	37,500	50,000	62,500	75,000
275,000	13,750	27,500	41,250	55,000	68,750	82,500
300,000	15,000	30,000	45,000	60,000	75,000	90,000
500,000	25,000	50,000	75,000	100,000	125,000	150,000
600,000	30,000	60,000	90,000	120,000	150,000	180,000
700,000	35,000	70,000	105,000	140,000	175,000	210,000
800,000	40,000	80,000	120,000	160,000	200,000	240,000
900,000	45,000	90,000	135,000	180,000	225,000	270,000

        The compensation covered by the SERP includes each of the participants entire annual base salary. Messrs. Roland, Durbin, Moloney and Howard and Ms. Leggett, currently have 19, 5, 8, 4 and 2 years of service, respectively. See "Employment Arrangements with Executive Officers" below. Benefits under the SERP are computed by multiplying the participant's average salary for the last five years prior to retirement by a percentage equal to one percent for each year of service up to a maximum of 30 years. Benefits under the SERP are not subject to a deduction for Social Security or other offset amounts.

Compensation of Directors

        Donald E. Roland, the only director of Vertis who is also an executive officer of Vertis, does not receive any additional compensation for service as a member of the Board of Directors of Vertis (the "Board"). For information relating to compensation of Mr. Roland, see "Employment Arrangements with Executive Officers" below.

        All other directors of Vertis (each a "non-employee director") are affiliated with either Thomas H. Lee Partners ("THL") or Evercore Capital Partners ("ECP"), two significant shareholders of Vertis Holdings. None of the non-employee directors individually receive any compensation from Vertis for serving on the Board. Vertis, however, entered into consulting agreements with Thomas H. Lee Capital, LLC (an affiliate of THL), THL Equity Advisors IV, LLC (an affiliate of THL) and Evercore Advisor Inc. (an affiliate of ECP), pursuant to which Vertis pays annual fees to these parties in amounts of approximately $414,000, $586,000 and $250,000. See "Certain Relationships and Related Transactions."

Employment Arrangements with Executive Officers

        Roland Employment Agreement.    The Company has entered into an employment agreement with Donald E. Roland, effective September 12, 1983 (as amended to date, the "Roland Agreement"), pursuant to which Mr. Roland currently serves as Chairman, President and Chief Executive Officer. The Roland Agreement may be terminated by either Mr. Roland or the Company at any time for any reason. Under the Roland Agreement, Mr. Roland received a base salary of $608,577 in 2002. The Roland Agreement also provides that Mr. Roland receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the Company's Executive Incentive Plan (the "EIP") are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP. In addition, Mr. Roland was granted:

  •
  an option to purchase 165,726 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 25% on June 1 of 2001, 2002, 2003 and 2004,
  •
  an option to purchase 5,287 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 25% on February 7 of 2002, 2003, 2004 and 2005; and
  •
  an option to purchase 12,508 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 33% on September 1 of 2003 and 2004 and 34% on September 1, 2005.

        Durbin Employment Agreement.    The Company has entered into a letter agreement with Dean D. Durbin, effective August 11, 1997 (as amended to date, the "Durbin Agreement"), pursuant to which Mr. Durbin currently serves as Chief Financial Officer. The Durbin Agreement may be terminated by either Mr. Durbin or the Company at any time for any reason. Under the Durbin Agreement, Mr. Durbin received a base salary of $372,423 in 2002. The Durbin Agreement also provides that Mr. Durbin receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP. In addition, Mr. Durbin was granted:

  •
  an option to purchase 25,597 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 25% on June 1 of 2001, 2002, 2003 and 2004;
  •
  an option to purchase 4,274 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 25% on February 7 of 2002, 2003, 2004 and 2005; and

  •
  an option to purchase 9,828 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 33% on September 1 of 2003 and 2004 and 34% on September 1, 2005.

        Moloney Employment Agreement.    The Company has entered into a letter agreement with Herbert W. Moloney III, effective August 10, 1994 (as amended to date, the "Moloney Agreement"), pursuant to which Mr. Moloney currently serves as Chief Operating Officer. The Moloney Agreement may be terminated by either Mr. Moloney or the Company at any time for any reason. Under the Moloney Agreement, Mr. Moloney received a base salary of $446,379 in 2002. The Moloney Agreement also provides that Mr. Moloney receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP. In addition, Mr. Moloney was granted:

  •
  an option to purchase 41,095 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 25% on June 1 of 2001, 2002, 2003 and 2004;
  •
  an option to purchase 4,337 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 25% on February 7 of 2002, 2003, 2004 and 2005; and

  •
  an option to purchase 9,828 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 33% on September 1 of 2003 and 2004 and 34% on September 1, 2005.

        Roosen Employment Agreement.    Big Flower Digital Services Limited, a United Kingdom company and the subsidiary of the Company ("BFDSL"), has entered into an executive service agreement with Adriaan Roosen, effective October 1, 2000 (as amended to date, the "Roosen Agreement"), pursuant to which Mr. Roosen currently serves as the Chief Operating Officer of the Company's European operations and the director of BFDSL. The Roosen Agreement may be terminated by either Mr. Roosen or BFDSL with not less than 12 months prior written notice, or as otherwise provided in the Roosen Agreement. BFDSL, however, may at its sole and absolute discretion terminate the Roosen Agreement at any time and with immediate effect by making Mr. Roosen a payment in lieu of the required 12-month notice period (or, the remainder of such notice period) equal to Mr. Roosen's salary as of the date of termination and the cost to BFDSL of providing Mr. Roosen with the contractual benefits for the applicable notice period. After the termination of his service at BFDSL and the Company, Mr. Roosen will be subject to certain non-competition restrictions as provided in the Roosen Agreement. Under the Roosen Agreement, Mr. Roosen received a base salary of $278,097 in 2002, as well as certain benefits including rental accommodation and car allowance. The Roosen Agreement also provides that Mr. Roosen is eligible to participate in the EIP, pursuant to which he received a bonus of $152,069 in 2002. In addition, Mr. Roosen was granted:

  •
  an option to purchase 17,778 shares of common stock of Vertis Holdings:

  •
  with a 10-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 25% on September 20 of 2001, 2002, 2003 and 2004;
  •
  an option to purchase 633 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 25% on February 7 of 2002, 2003, 2004 and 2005; and
  •
  an option to purchase 3,574 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 33% on September 1 of 2003 and 2004 and 34% on September 1, 2005.

        Howard Employment Agreement.    The Company has entered into a letter agreement with John Howard, effective June 24, 2000 (as amended to date, the "Howard Agreement"), pursuant to which Mr. Howard currently serves as Senior Vice President, General Counsel and Secretary. The Howard Agreement may be terminated by either Mr. Howard or the Company at any time for any reason. Under the Howard Agreement, Mr. Howard received a base salary of $258,259 in 2002. The Howard Agreement also provides that Mr. Howard receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP. In addition, Mr. Howard was granted

  •
  an option to purchase 20,160 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 25% on June 1 of 2001, 2002, 2003 and 2004:
  •
  an option to purchase 2,704 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 25% on February 7 of 2002, 2003, 2004 and 2005; and

  •
  an option to purchase 3,574 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 33% on September 1 of 2003 and 2004 and 34% on September 1, 2005.

        Leggett Employment Agreement.    The Company has entered into a letter agreement with Catherine S. Leggett, effective March 1, 2000 (as amended to date, the "Leggett Agreement"), pursuant to which Ms. Leggett currently serves as Senior Vice President—Human Services. The Leggett Agreement may be terminated by either Ms. Leggett or the Company at any time for any reason. Under the Leggett Agreement, Ms. Leggett received a base salary of $258,259 in 2002. The Leggett Agreement also provides that Ms. Leggett receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP. In addition, Ms. Leggett was granted:

  •
  an option to purchase 20,160 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 25% on June 1 of 2001, 2002, 2003 and 2004; and
  •
  an option to purchase 2,345 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 25% on February 7 of 2002, 2003, 2004 and 2005; and

  •
  an option to purchase 3,574 shares of common stock of Vertis Holdings:

  •
  with a ten-year term,

  •
  at an exercise price equal to $31.50 per share, and

  •
  vesting in installments of 33% on September 1 of 2003 and 2004 and 34% on September 1, 2005.

        Severance Agreements with Executive Officers.    In addition to the employment agreements of the Named Executive Officers described above, the Company has entered into an Executive Change in Control Severance Agreement, effective April 10, 2000 (the "Severance Agreement"), with each of the Ms. Leggett and Messrs. Roland, Durbin, Moloney and Howard (collectively, the "Severance Officers"), which provides that if a Severance Officer's employment is terminated by the Company without "cause" or by the Named Executive Officer for "good reason" (as defined in the Severance Agreement) following a "change in control" of the Company, the Severance Officer will receive a lump sum amount equal to three times the sum of (x) the greater of the Severance Officer's annual base salary in effect immediately prior to the occurrence of the event or circumstance upon which the Severance Officer's termination is based and the Named Executive Officer's annual base salary in effect immediately prior to the "change in control" and (y) the greater of the target bonus for the Severance Officer under the EIP in the year immediately preceding that in which the termination occurs and the average such bonus for the three years immediately preceding the "change in control." In addition, (i) the Severance Officer will receive a lump sum payment equal to the sum of any awarded but unpaid compensation under the EIP and a pro rata portion to the date of the Severance Officer's termination of the aggregate value of all contingent incentive compensation awards to the Severance Officer for all uncompleted periods under the EIP calculated by assuming all annual incentive targets have been met, (ii) all outstanding stock incentive awards (including stock options) will immediately vest and remain exercisable until at least 90 days following the "change in control"; and (iii) the Severance Officer will be entitled to two years of continued medical and other insurance benefits. The total amount of benefits payable to the Severance Officer would be limited to the extent necessary to preserve the Company's deduction pursuant to Section 280G of the Internal Revenue Code of 1986, as amended.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Vertis is a wholly-owned subsidiary of Vertis Holdings.

        The following table sets forth certain information regarding the beneficial ownership of Vertis Holdings' common stock as of February 28, 2003 for (i) each stockholder who is known by us to beneficially own more than 5% of Vertis Holdings common stock, (ii) each director and executive officer of Vertis and Vertis Holdings, and (iii) all of the directors and executive officers of Vertis and Vertis Holdings as a group.

	Shares Beneficially Owned
Name of Beneficial Owner	Amount and Nature of Ownership(1)	Percentage of Class
Thomas H. Lee Partners L.P. and Affiliates(2)	8,844,938	62.5%
Evercore Capital Partners L.P. and Affiliates(3)	2,114,519	14.9%
Estate of R. Theodore Ammon and Affiliates(4)	787,031	5.6%
Donald E. Roland(5)	185,866	*
Dean D. Durbin(6)	34,379	*
Herbert W. Moloney III(7)	64,320	*
Adriaan Roosen	9,206	*
John V. Howard, Jr.	11,432	*
Catherine S. Leggett	11,253	*
Thomas H. Lee(8)	116,198	*
Anthony J. DiNovi(9)	21,556	*
Scott M. Sperling(10)	21,556	*
Soren L. Oberg(11)	1,358	*
Roger C. Altman(12)		*
Austin M. Beutner(13)		*
All Directors and Executive Officers of Vertis and Vertis Holdings as a group (14 persons)(14)	477,123	3.4%

*
Less than one percent.

(1)
This column includes shares which directors and executive officers of Vertis have the right to acquire within 60 days. Except as otherwise indicated, each person and entity has sole voting and dispositive power with respect to the shares set forth in the table.

(2)
Includes 6,048,410 shares of common stock and warrants to purchase 177,906 shares of common stock held by Thomas H. Lee Equity Fund IV, L.P. ("Fund IV"); 209,084 shares of common stock and warrants to purchase 6,149 shares of common stock held by Thomas H. Lee Foreign Fund IV, L.P. ("Foreign IV"); 587,441 shares of common stock and warrants to purchase 17,278 shares of common stock held by Thomas H. Lee Foreign Fund IV-B, L.P. ("Foreign IV-B"); 1,017 shares of common stock and warrants to purchase 30 shares of common stock held by Thomas H. Lee Investors Limited Partnership ("THLILP"); and 394,051 shares of common stock and warrants to purchase 11,585 shares of common stock held by other affiliates of Thomas H. Lee Partners, L.P. Also includes 104,318 shares of common stock owned by Cadogan Capital LLC ("Cadogan") and 1,248,295 shares of common stock and warrants to purchase 39,374 shares of common stock held by CLI/THLEF IV Vertis LLC ("CLI/THLEF").

(3)
Includes 30,136 shares of common stock held by Cadogan.

(4)
Includes warrants to purchase 157,497 shares of common stock held by CLI/THLEF which are presently exercisable. With respect to the shares of common stock, 312,074 shares are held by CLI/THLEF and the remaining are held through CLI Associates LLC.

(5)
Director of Vertis Holdings and Vertis; includes rights entitling Mr. Roland to 20,466 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings and options to purchase 113,397 shares of common stock which are presently exercisable.

(6)
Includes rights entitling Mr. Durbin to 6,002 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings and options to purchase 28,377 shares of common stock which are presently exercisable.

(7)
Includes rights entitling Mr. Moloney to 7,813 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings and options to purchase 40,957 shares of common stock which are presently exercisable.

(8)
Director of Vertis Holdings and Vertis; includes 95,125 shares of common stock and warrants to purchase 2,795 shares of common stock which are currently exercisable and owned directly by Mr. Lee; 1,370 shares of common stock held by Cadogan and 16,391 shares of common stock and warrants to purchase 517 shares of common stock held by CLI/THLEF, which represent Mr. Lee's pro rata ownership of those entities. In addition, Mr. Lee may be deemed to beneficially own the shares of common stock and warrants to purchase shares of common stock held by Fund IV, Foreign IV, Foreign IV-B and THLILP referenced in footnote 2 above. Mr. Lee disclaims beneficial ownership of the shares and warrants held by Fund IV, Foreign IV, Foreign IV-B and THLILP, except to the extent of his pecuniary interest therein.

(9)
Director of Vertis Holdings and Vertis; includes 17,645 shares of common stock and warrants to purchase 519 shares of common stock which are currently exercisable and owned directly by Mr. DiNovi; 254 shares of common stock held by Cadogan and 3,042 shares of common stock and warrants to purchase 96 shares of common stock held by CLI/THLEF, which represent Mr. DiNovi's pro rata ownership of those entities. In addition, Mr. DiNovi may be deemed to beneficially own the shares of common stock and warrants to purchase shares of common stock held by Fund IV, Foreign IV, Foreign IV-B and THLILP referenced in footnote 2 above. Mr. DiNovi disclaims beneficial ownership of the shares and warrants held by Fund IV, Foreign IV, Foreign IV-B and THLILP, except to the extent of his pecuniary interest therein.

(10)
Director of Vertis Holdings and Vertis; includes 17,645 shares of common stock and warrants to purchase 519 shares of common stock which are currently exercisable and owned directly by Mr. Sperling; 254 shares of common stock held by Cadogan and 3,042 shares of common stock and warrants to purchase 96 shares of common stock held by CLI/THLEF, which represent Mr. Sperling's pro rata ownership of those entities. In addition, Mr. Sperling may be deemed to beneficially own the shares of common stock and warrants to purchase shares of common stock held by Fund IV, Foreign IV, Foreign IV-B and THLILP referenced in footnote 2 above. Mr. Sperling disclaims beneficial ownership of the shares and warrants held by Fund IV, Foreign IV, Foreign IV-B and THLILP, except to the extent of his pecuniary interest therein.

(11)
Director of Vertis Holdings and Vertis; includes 1,111 shares of common stock and warrants to purchase 33 shares of common stock which are currently exercisable and owned directly by Mr. Oberg; 16 shares of common stock held by Cadogan and 192 shares of common stock and warrants to purchase 6 shares of common stock held by CLI/THLEF, which represent Mr. Oberg's pro rata ownership of those entities. In addition, Mr. Oberg may be deemed to beneficially own the shares of common stock and warrants to purchase shares of common stock held by Fund IV, Foreign IV and Foreign IV-B referenced in footnote 2 above. Mr. Oberg disclaims beneficial ownership of the shares and warrants held by Fund IV, Foreign IV and Foreign IV-B, except to the extent of his pecuniary interest therein.

(12)
Director of Vertis Holdings and Vertis; Mr. Altman, a managing member of Evercore Partners LLC, may be deemed to share beneficial ownership of any shares of common stock beneficially owned by Evercore Partners LLC but hereby disclaims such beneficial ownership, except to the extent of his pecuniary interest in the Evercore Funds (Evercore Capital Partners L.P., Evercore Capital Partners (NQ) L.P., Evercore Capital Offshore Partners L.P. and Evercore Co-Investment Partnership LP) or Evercore Partners LLC.

(13)
Director of Vertis Holdings and Vertis; Mr. Beutner, a managing member of Evercore Partners LLC, may be deemed to share beneficial ownership of any shares of common stock beneficially owned by Evercore Partners LLC but hereby disclaims such beneficial ownership, except to the extent of his pecuniary interest in the Evercore Funds (Evercore Capital Partners LP, Evercore Capital Partners (NQ) L.P., Evercore Capital Offshore Partners L.P. and Evercore Co-Investment Partnership LP) or Evercore Partners LLC.

(14)
Includes rights to 34,281 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings, options to purchase 19,858 shares of common stock which are presently exercisable and warrants to purchase 162,172 shares of common stock which are presently exercisable.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In order to finance the acquisition of the shares of Vertis Holdings' common stock as part of the merger of Vertis Holdings with BFH Merger Corp. and the related recapitalization, and in order to provide Vertis Holdings with funds to pay holders of Vertis Holdings' convertible preferred securities, we declared dividends to Vertis Holdings totaling $328.3 million between December 1999 and March 2000.

        On December 7, 1999, we entered into consulting agreements commencing January 1, 2000 with each of Thomas H. Lee Capital, LLC (an affiliate of Thomas H. Lee Equity Fund IV, LP, a significant stockholder of Vertis Holdings), THL Equity Advisors IV, LLC (an affiliate of Thomas H. Lee Equity Fund IV, LP), and Evercore Advisors Inc. (an affiliate of Evercore Capital Partners, LP, a significant stockholder of Vertis Holdings). Under each agreement, these parties have agreed to provide us with consulting services on matters involving corporate finance, strategic corporate planning and other management skills and services. The annual fees payable to these parties under these agreements amount to approximately $414,000, $586,000 and $250,000. Unless otherwise agreed, the consulting agreements with Thomas H. Lee Capital, LLC and THL Equity Advisors IV, LLC expire when certain persons affiliated with THL cease to own at least one third of the number of Vertis Holdings common shares they collectively held immediately after December 7, 1999. The consulting agreement with Evercore Advisors Inc. expires when Evercore Capital Partners, LP and certain of its affiliates cease to own at least one third of the number of Vertis Holdings common shares they collectively held immediately after December 7, 1999.

        On December 7, 1999, Vertis Holdings issued to certain of its equity investors $100.0 million aggregate principal amount of 12.0% mezzanine notes as part of a unit including warrants to purchase common stock of Vertis Holdings to certain of the equity investors at the time of Vertis Holdings' recapitalization. From August 2001 to June 24, 2002, the entire 12% interest on Vertis Holdings Mezzanine debt was payable in-kind. Previously 10% of the interest was payable in cash. Effective June 25, 2002 the interest rate was changed to 13% payable in-kind through December 31, 2005. In the years ended December 31, 2000 and 2001, we paid dividends to Vertis Holdings of $9.0 million and $7.7 million, respectively, to pay interest on the mezzanine notes and Vertis Holdings' former convertible preferred securities.

        Vertis Holdings contributed cash of $67.0 million and $0.2 million to us following the sale of certain internet related investments in the years ended December 31, 2000 and 2001, respectively.

        On January 1, 2001, we transferred 13 management and support personnel employed at our parent, Vertis Holdings, to CLC (an affiliate of the estate of R. Theodore Ammon). In exchange for a $14.0 million one-time payment by us to CLC, CLC assumed all of our employment and compensation obligations with respect to these transferred employees, arising after December 31, 2000. Additionally, in connection with this transaction, we transferred to CLC certain other assets, which we believe have an aggregate value of approximately $235,000. In connection with that transaction, we sold our holdings of 669,351 shares of common stock, and warrants to purchase 875,352 shares of common stock, of 24/7 Media, Inc., to CLI Associates LLC (an affiliate of the estate of R. Theodore Ammon) for an aggregate purchase price of approximately $580,000. In connection with this sale, we realized a pre-tax loss of $2.0 million. Concurrently, THL acquired an additional $40 million in our equity from an affiliate of CLC in exchange for $40 million of Vertis Holdings' mezzanine financing owned by THL.

        In connection with the recapitalization of Vertis Holdings in 1999 and 2000, certain of our employees were granted the option to purchase shares of Vertis Holdings and to finance such purchase through signing full-recourse loans with Vertis Holdings. These loans (the "Management Loans") bear interest at 8.5% per year and compound quarterly, with the principal and interest due in a lump sum on varying dates up to December 7, 2005. The shares purchased with the Management Loans are held as security for the Management Loans.

        On September 5, 2002, the Board of Directors of Vertis Holdings adopted a unanimous written consent offering those employees who had an outstanding Management Loan a one-time option to sell the shares securing the Management Loans back to Vertis Holdings in exchange for the cancellation of the Management Loans. These shares had an assumed fair market value of $31.50 as of September 5, 2002. In addition, Vertis Holdings would forgive the interest that had accrued on the Management Loans to any employee who sold their stock back to Vertis Holdings. The tax consequence, if any, of the interest forgiveness is the responsibility of the employee. Employees eligible for the Vertis' Executive Incentive Plan were allowed to offset the tax consequences by a partial payment of their 2002 bonus. Substantially all employees holding the Management Loans elected this option. As of December 31, 2002, 111,448 shares of Vertis Holdings had been sold to the Company in exchange for cancellation of the Management Loans and $730,000 of interest was forgiven.

ITEM 14    CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Vertis' management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  Documents filed as part of this Report:

1.
Consolidated Financial Statements

  The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof.

2.
Financial Statement Schedules

  The financial statement schedule required in this Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on page F-35 hereof.

3.
Exhibits
3.1	Restated Certificate of Incorporation of Vertis, Inc. **
3.2	Amended and Restated By-Laws of Vertis, Inc. **
4.1
Indenture, dated as of June 24, 2002, among Vertis Inc. (the "Company"), as Issuer, the Company's subsidiaries listed on the signature pages of thereof ("the Subsidiary Guarantors") and the Bank of New York, as Trustee. **
4.2
Registation Rights Agreement, dated as of June 24, 2002, among the Company, the subsidiary Guarantors and Deutsche Bank Secruites Inc., J.P. Morgan Securities Inc., Banc of America Securties LLC and Fleet Securities, Inc. **
4.3
Registration Righs Agreement, dated as of November 29, 2002, among the Company, the Subsidiary Guarantors and Deutsche Bank Securities, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Fleet Securities, Inc. *
10.1
Senior Subordinated Credit Agreement, dated as of December 7, 1999 (the Senior Subordinated Credit Agreement"), among Big Flower Press Holdings, Inc., Big Flower Holdings, Inc., the subsidiary guarantors listed on the signature pages thereto (the "Senior Subordinated Credit Agreement"), the lenders from time to time party thereto (the "Senior Subordinated Lenders"), and Bankers Trust Company, The Chase Manhattan Bank and NationsBridge, L.L.C., as Agents for the Senior Subordinated Lenders. *
10.2
Waiver, Consent and Amendment to the Senior Subordinated Credit Agreement, dated as of December 22, 1999, among Big Flower Press Holdings, Inc, Big Flower Holdings, Inc., the Subsidiary Guarantors, the Senior Subordinated Lenders, and Bankers Trust Company, The Chase Manhattan Bank and NationsBridge, L.L.C., as Agents for the Senior Subordinated Lenders. *
10.3
Amendment No. 2 to the Senior Subordinated Credit Agreement, dated as of December 7, 2000, among Vertis, Inc. (f/k/a Big Flower Press Holdings, Inc.) ("Vertis"), Vertis Holdings, Inc. (f/k/a Big Flower Holdings, Inc.) ("Vertis Holdings"), the Subsidiary Guarantors, the Senior Subordinated Lenders, and Bankers Trust Company, The Chase Manhattan Bank and Banc of America Bridge LLC (f/k/a NationsBridge, L.L.C.), as Agents for the Senior Subordinated Lenders (the "Agents"). *
10.4	Amendment No. 3 to the Senior Subordinated Credit Agreement, dated as of February 22, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.5	Amendment No. 4 to the Senior Subordinated Credit Agreement, dated as of June 29, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.6	Amendment No. 5 to the Senior Subordinated Credit Agreement, dated as of August 15, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *

10.7	Amendment No. 6 to the Senior Subordinated Credit Agreement, dated as of October 15, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.8	Amendment No. 7 to the Senior Subordinated Credit Agreement, dated as of December 4, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.9	Amendment No. 8 to the Senior Subordinated Credit Agreement, dated as of December 7, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.10	Amendment No. 9 to the Senior Subordinated Credit Agreement, dated as of December 12, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.11	Amendment No. 10 to the Senior Subordinated Credit Agreement, dated as of December 20, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.12	Amendment No. 11 to the Senior Subordinated Credit Agreement dated as of January 11, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.13	Amendment No. 12 to the Senior Subordinated Credit Agreement, dated as of January 18, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.14
Waiver, Consent and Amendment to the Senior Subordinated Credit Agreement, dated as of May 30, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.15	Waiver and Consent to the Senior Subordinated Credit Agreement, dated as of June 12, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.16
Waiver, Consent and Amendment to the Senior Subordinated Credit Agreement, dated as of November 21, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.17	Amendment No. 13 to the Senior Subordinated Credit Agreement, dated as of February 20, 2003, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *

10.18
Credit Agreement, dated as of December 7, 1999 (the "Credit Agreement"), among Big Flower Holdings, Inc., a Delaware corporation ("BF Holdings"), Big Flower Press Holdings, Inc., a Delaware corporation ("BFPH"), Big Flower Limited, a Wholly-Owned Subsidiary of BFPH and a limited company organized under the laws of England ("BFL"), Olwen Direct Mail Limited, a Wholly-Owned Subsidiary of BFL and a limited company organized under the laws of England ("Olwen"), Big Flower Digital Services Limited, an indirect Wholly-Owned Subsidiary of BF Digital and a limited company organized under the laws of England ("BFDSL"), Fusion Premedia Group Limited (f/k/a Troypeak Limited), an indirect Wholly-Owned Subsidiary of BF Digital and a limited company organized under the laws of England ("Fusion"), Pismo Limited, an indirect Wholly-Owned Subsidiary of BF Digital and a limited company organized under the laws of England ("Pismo"), Colorgraphic Direct Response Limited, a Wholly-Owned Subsidiary of BFL and a limited company organized under the laws of England ("Colorgraphic") and The Admagic Group Limited, an indirect Wholly-Owned Subsidiary of BF Digital and a limited company organized under the laws of England ("Admagic", and together with BFPH, BFL, Olwen, BFDSL, Fusion, Pismo, Colorgraphic and each other entity that may become a party hereto as a U.K. Borrower in accordance with the Credit Agreement, the "Borrowers", and each, a "Borrower"), the lenders from time to time party thereto (the "Lenders"), Chase Securities, Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Joint Book Managers (the "Joint Lead Arrangers"), The Chase Manhattan Bank, as Administrative Agent, Bankers Trust Company, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and certain Managing Agents from time to time (collectively, the "Credit Agreement Agents"). *
10.19	First Amendment to the Credit Agreement, dated as of December 9, 1999 among BF Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.20	Second Amendment and Consent to the Credit Agreement, dated as of February 17, 2000, among among BF Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.21	Third Amendment and Consent to the Credit Agreement, dated as of December 7, 2000, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.22
Fourth Amendment and Consent to Credit Agreement; First Amendment to U.S. Subsidiaries Guaranty, dated as of February 21, 2001, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.23	Fifth Amendment and Waiver to Credit Agreement, dated as of November 26, 2001, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.24
Sixth Amendment and Consent to Credit Agreement and First Amendment to Subordination Agreement, dated as of June 13, 2002, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.25	Waiver To Credit Agreement, dated as of September 28, 2001, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.26	Seventh Amendment to Credit Agreement, dated as of November 22, 2002, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.27
Termination Agreement entered into as of December 9, 2002, among Manufacturers And Traders Trust Company, not individually but solely as trustee for the Big Flower Receivables Master Trust, Vertis Receivables, LLC (formerly BFP Receivables Corporation) ("VR"), Vertis and EagleFunding Capital Corporation. *
10.28
Amended and Restated Receivables Purchase Agreement dated as of December 9, 2002 among Vertis, as initial Servicer, Vertis and its certain subsidiaries, as Sellers and Vertis Receivables, LLC, as Buyer. *

10.29	Amended and Restated Indenture and Servicing Agreement dated as of December 9, 2002 among VR, as Issuer, Vertis, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. *
10.30	Amended and Restated Guaranty, dated as of December 9, 2002 (this "Guaranty"), is issued by Vertis, as the Guarantor, for the benefit of VR and its successors and assigns. *
10.31	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Dean D. Durbin. †
10.32	Stock Purchase Agreement dated September 18, 2002 by and between Vertis Holdings and Dean D. Durbin. †
10.33	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and John V. Howard, Jr. †
10.34	Stock Purchase Agreement dated September 20, 2002 by and between Vertis Holdings and John V. Howard, Jr. †
10.35	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Catherine S. Leggett. †
10.36	Stock Purchase Agreement dated September 24, 2002 by and between Vertis Holdings and Catherine S. Leggett. †
10.37	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Herbert W. Moloney II. †
10.38	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Donald E. Roland. †
10.39	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Adriaan Roosen. †
10.40	Stock Purchase Agreement dated September 16, 2002 by and between Vertis Holdings and Adriaan Roosen. †
10.41	Executive Incentive Plan for Vertis Executives dated March 22, 2002. †
12.1	Statement re computation of ratios of earnings to fixed charges. *
21.1	List of subsidiaries of Vertis, Inc. *

*
Filed herewith
**
Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4 (No. 333-97721).
†
This exhibit is a management contract or a compensatory plan or arrangement.

(b)
Reports on Form 8-K:

        On November 27, 2002, we filed a Current Report on Form 8-K reporting our entering into a purchase agreement to sell additional senior notes.

VERTIS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of
    Vertis, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Vertis, Inc. and Subsidiaries ("the Company"), a wholly-owned subsidiary of Vertis Holdings, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholder's (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vertis, Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

Deloitte & Touche LLP
Baltimore, Maryland
February 28, 2003
(March 26, 2003 as to Note 10)

Vertis, Inc. and Subsidiaries

Consolidated Balance Sheets

In thousands, except per share amounts

As of December 31,	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$5,735	$17,533
Accounts receivable, net	131,525	167,179
Inventories	37,189	40,182
Maintenance parts	18,861	16,552
Deferred income taxes	7,806	6,002
Prepaid expenses and other current assets	15,890	10,127

Total current assets	217,006	257,575
Property, plant and equipment, net	445,493	495,106
Goodwill	342,304	446,529
Investments	72,411	70,824
Deferred financing costs, net	37,113	46,293
Other assets, net	20,671	21,019

Total assets	$1,134,998	$1,337,346

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$133,177	$143,317
Compensation and benefits payable	37,834	36,803
Accrued interest	16,588	22,275
Accrued income taxes	5,951	7,771
Current portion of long-term debt	5,384	37,063
Other current liabilities	36,587	45,244

Total current liabilities	235,521	292,473
Due to parent	7,822	6,938
Long-term debt, net of current portion	1,087,684	1,125,024
Deferred income taxes	26,073	35,385
Other long-term liabilities	27,890	25,343

Total liabilities	1,384,990	1,485,163

Stockholder's deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	408,965	393,173
Accumulated deficit	(646,579)	(526,442)
Accumulated other comprehensive loss	(12,378)	(14,548)

Total stockholder's deficit	(249,992)	(147,817)

Total liabilities and stockholder's deficit	$1,134,998	$1,337,346

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Consolidated Statements of Operations

In thousands

Year Ended December 31,	2002	2001	2000
Net sales	$1,675,231	$1,851,058	$1,986,422

Operating expenses:
Costs of production	1,255,605	1,431,716	1,525,564
Selling, general and administrative	187,830	202,156	218,625
Restructuring and asset impairment charges	19,091	42,225	21,408
Depreciation	88,954	89,784	81,750
Amortization of intangibles	287	14,566	15,794

	1,551,767	1,780,447	1,863,141

Operating income	123,464	70,611	123,281

Other expenses (income):
Interest expense	112,733	120,159	129,747
Amortization of deferred financing costs	10,416	13,193	21,062
Interest income	(283)	(536)	(777)
Loss on sale of subsidiary		243	4,207
Loss (gain) on sale of investments and reduction in fair value of available-for-sale securities		7,950	(1,758)
Write-off of deferred financing fees	11,508
Other, net	3,350	6,037	2,913

	137,724	147,046	155,394

Loss before income tax benefit and cumulative effect of accounting change	(14,260)	(76,435)	(32,113)
Income tax benefit	(2,479)	(21,572)	(6,901)

Loss before cumulative effect of accounting change	(11,781)	(54,863)	(25,212)
Cumulative effect of accounting change, net of tax	108,365

Net loss	$(120,146)	$(54,863)	$(25,212)

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Consolidated Statements of Stockholder's (Deficit) Equity

In thousands, except where otherwise noted

	Shares	Common Stock	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2000	1	$—	$328,399	$(308,769)	$26,580	$46,210
Net loss				(25,212)		(25,212)
Unrealized loss on investments, net of
income tax benefit of $18.4 million					(27,541)	(27,541)
Reclassification adjustment related to
sale of investments, net of income tax
provision of $0.9 million					(1,318)	(1,318)
Currency translation adjustment					(7,176)	(7,176)
Minimum pension liability adjustment,
net of income tax benefit of $0.1 million					(230)	(230)

Comprehensive loss						(61,477)

Dividends to parent				(114,340)		(114,340)
Effect of tax allocation arrangement				(16,200)		(16,200)
Post-closing adjustment to 1999
estimated gain on sale of subsidiary			(2,485)			(2,485)
Capital contributions by parent			67,001			67,001

Balance at December 31, 2000	1	—	392,915	(464,521)	(9,685)	(81,291)

Net loss				(54,863)		(54,863)
Unrealized gain on investments, net of
income tax provision of $0.1 million					134	134
Reclassification adjustment related to sale
of investments, net of income tax benefit
of $0.8 million					1,213	1,213
Currency translation adjustment					(846)	(846)
Minimum pension liability adjustment, net
of income tax benefit of $1.4 million					(2,004)	(2,004)
Cumulative effect of accounting change
on interest rate swap, net of income
tax benefit of $1.1 million					(1,725)	(1,725)
Fair value adjustment of interest rate swap,
net of income tax benefit of $1.1 million					(1,635)	(1,635)

Comprehensive loss						(59,726)

Dividends to parent				(7,054)		(7,054)
Capital contributions by parent			234			234
Other			24	(4)		20

Balance at December 31, 2001	1	—	393,173	(526,442)	(14,548)	(147,817)

Net loss				(120,146)		(120,146)
Currency translation adjustment					4,325	4,325
Minimum pension liability adjustment, net
of income tax benefit of $2.3 million					(3,388)	(3,388)
Fair value adjustment of interest rate swap,
net of income tax provision of $0.8 million					1,233	1,233

Comprehensive loss						(117,976)
Capital contributions by parent			25			25
Detachable warrants issued			15,766			15,766
Other			1	9		10

Balance at December 31, 2002	1	$—	$408,965	$(646,579)	$(12,378)	$(249,992)

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

In thousands

Year Ended December 31,	2002	2001	2000
Cash Flows from Operating Activities:
Net loss	$(120,146)	$(54,863)	$(25,212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	99,657	117,543	118,606
Restructuring and asset impairment charges	19,091	42,225	21,408
Cumulative effect of accounting change	108,365
Write-off of deferred financing fees	11,508
Loss on sale of subsidiary		243	4,207
Loss (gain) on sale of investments and reduction in fair value of available-for-sale securities		7,950	(1,758)
Deferred income taxes	(2,532)	(22,851)	(2,875)
Other non-cash income and expense, net	6,371	6,824	5,699
Changes in operating assets and liabilities (excluding effect of acquisitions and dispositions):
Decrease (increase) in accounts receivable	35,754	54,798	(51,056)
Decrease (increase) in inventories	2,993	17,014	(4,268)
Increase in prepaid expenses and other assets	(7,990)	(5,394)	(10,947)
(Decrease) increase in accounts payable and other liabilities	(56,352)	(33,119)	15,698

Net cash provided by operating activities	96,719	130,370	69,502

Cash Flows from Investing Activities:
Capital expenditures	(41,158)	(67,660)	(139,819)
Software development costs capitalized	(2,696)	(3,498)	(2,925)
Proceeds from sale of property, plant and equipment and divested assets	2,442	3,021	6,113
Other investing activities		578	1,129

Net cash used in investing activities	(41,412)	(67,559)	(135,502)

Cash Flows from Financing Activities:
Issuance of long-term debt	347,500
Net (repayments) borrowings under revolving credit facilities	(63,191)	81,417	116,120
Repayments of long-term debt	(349,911)	(27,959)	(24,533)
Deferred financing costs	(12,838)	(17,980)	(7,461)
Increase (decrease) in outstanding checks drawn on controlled disbursement accounts	9,155	(81,048)	40,652
Dividends to parent		(7,054)	(114,340)
Capital contributions by parent	25	234	67,001
Distributions from (advances to) parent	884	1,771	(19,171)

Net cash (used in) provided by financing activities	(68,376)	(50,619)	58,268

Effect of exchange rate changes on cash	1,271	549	(5,333)

Net (decrease) increase in cash and cash equivalents	(11,798)	12,741	(13,065)
Cash and cash equivalents at beginning of year	17,533	4,792	17,857

Cash and cash equivalents at end of year	$5,735	$17,533	$4,792

Supplemental Cash Flow Information:
Interest paid	$116,948	$117,284	$119,027

Income taxes paid	$2,917	$2,450	$5,273

Non-cash investing and financing activities:
Detachable warrants issued	$15,766

Assets acquired through lease arrangements		$3,998	$2,509

Fair value of stock received for sale of subsidiary			$5,930

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    BASIS OF PRESENTATION

        Principles of Consolidation—The consolidated financial statements include those of Vertis, Inc., and its subsidiaries (together, the "Company"). All significant intercompany balances and transactions have been eliminated.

        Ownership—The Company is a wholly-owned subsidiary of Vertis Holdings, Inc. ("Vertis Holdings").

        Corporate Allocations—Vertis Holdings allocates substantially all of its costs to the Company as the Company is Vertis Holdings' only operating subsidiary. The allocation was $18.9 million in 2000. There were no allocations in 2002 and 2001 due to the elimination of management and support personnel positions (see Note 2).

        Business—The Company is a leading provider of integrated advertising products and marketing services. The Company operates in four business segments: Vertis Retail and Newspaper Services, Vertis Direct Marketing Services, Vertis Advertising Technology Services and Vertis Europe (see Note 18).

        Use of Estimates—The Company's management must make estimates and assumptions in preparing financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

        Reclassifications—Certain amounts for prior periods have been reclassified to conform to the current period presentation.

2.    RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

        In the first quarter of 2000, the Company began a series of steps to restructure the business by eliminating redundant operations and functions and consolidating the focus of the Company's sales and marketing teams. In June 2000, the Company initiated the process of consolidating administrative functions of its operating subsidiaries and began to review the consolidation of certain production facilities. In connection with these initiatives, the Company eliminated approximately 40 executive and administrative positions and recorded $21.4 million of restructuring and asset impairment charges to reflect the severance costs as well as ancillary costs of closing duplicative operations and writing off non-productive assets.

        During 2001, the Company continued the restructuring program initiated in 2000. Certain production and sales administration facilities were combined in strategic areas resulting in the closure of 14 facilities, abandonment of assets in those locations and reduction in work force. Approximately 1,000 positions were eliminated. Effective January 1, 2001, the Company transferred 13 management and support personnel employed in the Company's New York City office to Chancery Lane Capital, an affiliate of the former Chairman of Vertis Holdings. In exchange for a one time $14.0 million payment by the Company, Chancery Lane Capital assumed all employment and compensation obligations with respect to the transferred employees. This cost was recorded in restructuring expense in 2001.

        In 2002, the Company planned and implemented three restructuring programs. In the first quarter of 2002, two Vertis Europe facilities were combined and ten employees were terminated with severance of $0.7 million and facility closure costs of approximately $1.6 million. In addition, the Company continued to streamline operations in the Advertising Technology Services segment. The 2002 restructuring plan terminated approximately 400 employees, which resulted in a severance charge of $4.6 million and closed five facilities, which resulted in a charge of $6.0 million. In the fourth quarter of 2002, the Company consolidated its production capabilities within the Direct Marketing Services segment, terminating 133 employees with severance of $0.6 million. Offsetting these amounts is an adjustment of the estimate of 2001 restructuring of $1.3 million made in 2002. To date, the total of all planned restructuring activities has eliminated approximately 1,500 positions and closed 26 facilities since January 1, 2000.

        The significant components of the restructuring and asset impairment charges were as follows:

	Severance and Related Costs	Asset Write Off and Disposal Costs	Facility Closing Costs	Other Costs	Total
	(in thousands)
Balance at January 1, 2000	$890	$305		$19	$1,214
Restructuring and asset impairment charges 2000	16,650	3,695	$613	450	21,408
Amount utilized in 2000	(13,914)	(3,773)	(524)	(451)	(18,662)

Balance at December 31, 2000	3,626	227	89	18	3,960
Restructuring charges 2001	11,727	5,939	9,415	15,144	42,225
Amount utilized in 2001	(11,546)	(6,166)	(1,250)	(15,078)	(34,040)

Balance at December 31, 2001	3,807	—	8,254	84	12,145
Restructuring charges 2002	8,680	5,067	3,707	1,637	19,091
Amount utilized in 2002	(10,783)	(3,048)	(4,877)	(848)	(19,556)

Balance at December 31, 2002	$1,704	$2,019	$7,084	$873	$11,680

        Accrued restructuring totals approximately $11.7 million. The balance that will be paid in 2003, totaling approximately $7.6 million, is included in other current liabilities. Included in other long-term liabilities is approximately $4.1 million which the Company expects to pay by 2007.

        The charges are comprised of the following:

	2002	2001	2000
	(in thousands)
Charges requiring cash payments	$14,024	$36,286	$17,713
Write off of assets in closed locations	5,067	5,939	862
Asset impairment charge			2,833

	$19,091	$42,225	$21,408

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Revenue Recognition—The Company provides a wide variety of print and print related services and products for specific customers, primarily under contract. Revenue is not recognized until the earnings process has been completed in accordance with the terms of the contracts. Revenue from premedia operations is recognized upon the completion of orders.

        Cash and Cash Equivalents—Cash equivalents include all investments with initial maturities of 90 days or less. As the Company's cash management program utilizes zero-balance accounts, book overdrafts in these accounts are reclassified as current liabilities, and the fluctuation within these accounts is shown as the change in outstanding checks drawn on controlled disbursement accounts in the financing section of the Company's consolidated statement of cash flows.

        Inventories—Inventories are recorded at the lower of cost or market determined primarily on the first-in, first-out method.

        Investments—Investments in equity securities are classified as available-for-sale and are recorded at market value, with net unrealized gains and losses recorded in other comprehensive income.

        Maintenance Parts—As part of an ongoing effort to manage procurement and utilization of maintenance parts, and to better reflect the value of the assets on hand, in 2000 the Company changed its estimate of the capitalization amount for parts kept in stock. This change had the effect of reducing maintenance expense by $8.5 million in 2000.

        Long-lived Assets—Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the assets' estimated useful lives, or when applicable, the terms of the leases, if shorter.

        The Company evaluates the recoverability of its long-lived assets, including property, plant and equipment and intangible assets, periodically or when there are changes in economic circumstances or business objectives that indicate the carrying value may not be recoverable. The Company's evaluations include estimated future cash flows, profitability and estimated future operating results and other factors determining fair value. As these assumptions and estimates may change over time, it may or may not be necessary to record impairment charges.

        Software development costs are expensed until technological feasibility is determined, after which costs are capitalized until the product is ready for general release and sale. These costs are amortized over three to seven-year lives beginning at the respective release dates.

        Certain direct development costs associated with internal-use software are capitalized, including payroll costs for employees devoting time to the software projects and external costs of material and services by third-party providers. These costs are included in software development and are being amortized beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

        Intangible assets other than goodwill are amortized over the terms of the related agreements. Deferred financing costs are amortized over the terms of the related financing instruments.

        Goodwill and intangible assets with indefinite lives are no longer amortized. See Note 4 for a discussion of the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), on goodwill and intangible assets.

        Income Taxes—Income taxes are accounted for under the asset and liability method as outlined in SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards.

        The provision for federal income taxes recorded by the Company represents the amount calculated on a separate return basis in accordance with a tax-sharing arrangement with Vertis Holdings. State and foreign income taxes represent actual amounts paid or payable by the Company.

        Fair Value of Financial Instruments—The Company determines the fair value of its financial instruments as follows:

          Cash and Cash Equivalents, Accounts Receivable and Accounts Payable—Carrying amounts approximate fair value because of the short maturities of these instruments.

          Investments and Interest Rate Swap—Fair value is based on quoted market prices or other available market information.

          Revolving Credit Facility—Carrying amount approximates fair value because its interest rates are based on variable reference rates.

        Long-Term Debt (Excluding Revolving Credit Facility)—The fair value of the senior unsecured notes, with a principal amount of $350.0 million, approximated $364.0 million at December 31, 2002. The aggregate fair value of the remaining debt outstanding at December 31, 2002 and 2001 approximated the carrying value.

        Stock Based Compensation—Employees of the Company participate in Vertis Holdings' 1999 Equity Award Plan (the "Stock Plan"), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. As of December 31, 2002, only options have been granted under the Stock Plan. See Note 15, "Vertis Holdings Stock Award and Incentive Plan."

        The Company accounts for the Stock Plan under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and related Interpretations." No stock-based employee compensation cost is reflected in net income. The following table summarizes the effect of accounting for these awards as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," had been applied.

	2002	2001	2000
	(in thousands)
Net loss:
As reported	$(120,146)	$(54,863)	$(25,212)
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(2,349)	(3,151)	(2,754)

Pro forma	$(122,495)	$(58,014)	$(27,966)

        The weighted-average fair value per option at the date of grant for options granted under the Stock Plan was $17.70 in 2002, $19.39 in 2001 and $19.81 in 2000.

        The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Expected volatility	38.20%	43.77%	38.91%
Risk-free interest rate	4.00%	4.40%	6.42%
Expected option life (years)	10	10	10

        Concentration of Credit Risk—The Company provides services to a wide range of clients who operate in many industry sectors in varied geographic areas. The Company grants credit to all qualified clients and does not believe that it is exposed to undue concentration of credit risk to any significant degree.

        New Accounting Pronouncements—On January 1, 2002, the Company adopted SFAS 142. This statement applies to goodwill and intangible assets with indefinite lives, and requires that these assets no longer be amortized but instead tested for impairment on at least an annual basis. See Note 4 for further discussion of the effect of adopting this statement.

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The Company has adopted the provisions of this statement which did not have an impact on the consolidated financial statements.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees." The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this interpretation will not have a material impact on the Company's consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. The disclosure provisions of this standard are effective for fiscal years ended after December 15, 2002 and have been incorporated into these financial statements and accompanying notes.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special-purpose entities. The Company believes that the adoption of this interpretation, required in 2003, will not have a material impact on the Company's consolidated financial position or results of operations.

4.    GOODWILL AND OTHER INTANGIBLES

        Effective January 1, 2002, the Company adopted SFAS 142. Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. Under the transitional provisions of SFAS 142, the Company's goodwill was tested for impairment as of January 1, 2002. Each of the Company's reporting units was tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method. As a result of the Company's impairment test completed in the third quarter of 2002, the Company recorded an impairment loss of $86.6 million at the Vertis Advertising Technology Services segment and $21.8 million at the Vertis Europe segment to reduce the carrying value of goodwill to its implied fair value, net of tax. Impairment in both cases was due to a combination of factors including operating performance and acquisition price. In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 consolidated statements of operations. The Company will test goodwill for impairment again in the first quarter of 2003.

        In accordance with SFAS 142, the Company stopped amortizing its existing goodwill as of January 1, 2002. A reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
	(in thousands)
Reported net loss	$(120,146)	$(54,863)	$(25,212)
Add: Goodwill amortization		13,255	13,556

Adjusted net loss	$(120,146)	$(41,608)	$(11,656)

5.    DISPOSITIONS

        In February 2000, the Company sold the stock of IMPCO Enterprises, Inc. ("IMPCO"), to Naviant, Inc. in exchange for 3.6 million shares of Naviant, Inc. Series C Convertible Redeemable Preferred Stock (the "Naviant Stock"). Prior to the sale, all assets related to IMPCO's response management business were transferred to one of the Company's subsidiaries. The shares received were valued at $5.9 million, the appraised value of the subsidiary sold, as the Naviant Stock is not publicly traded and did not have a readily determinable market value. The sale resulted in a pre-tax loss of $4.2 million. Concurrent with the sale of IMPCO, the Naviant Stock was contributed to an investment fund under common ownership with the Company (see Note 9).

        In May 2001, the Company sold certain assets of Iceberg Marketing Limited to Newbridge Marketing Limited for $1.4 million. The sale resulted in a pre-tax loss of $0.2 million.

6.    ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following:

	2002	2001
	(in thousands)
Trade—billed	$95,309	$130,448
Trade—unbilled	30,963	38,670
Other receivables	11,213	6,331

	137,485	175,449
Allowance for doubtful accounts	(5,960)	(8,270)

	$131,525	$167,179

        In 1996, the Company entered into a six-year agreement to sell certain trade accounts receivable of certain subsidiaries (as amended, the "1996 Facility") through the issuance of $130.0 million of variable rate trade receivable backed certificates. In April 2002, the revolving period for these certificates was extended and the certificates refinanced. In December 2002, the 1996 Facility expired and the Company entered into a new three-year agreement terminating in December 2005 (the "A/R Facility") through the issuance of $130.0 million variable rate trade receivable backed notes. The proceeds from the A/R Facility were used to retire the certificates issued under the 1996 facility.

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the 1996 Facility and the A/R Facility, the Company sells its trade accounts receivable through their bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $3.3 million and $3.6 million in 2002 and 2001, respectively.

        At December 31, 2002 and 2001, accounts receivable of $125.9 million and $130.0 million, respectively, had been sold under the facilities and, as such, are excluded from the balances above. At December 31, 2002 and 2001, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $46.3 million and $71.9 million, respectively which is included in Accounts receivable, net at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,545.5 million and $1,646.2 million in 2002 and 2001, respectively.

        Fees for the program under the facilities vary based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 37 basis points in 2002 and 34 basis points in both 2001 and 2000. In 2003, the A/R Facility is priced at LIBOR plus a margin of 90 basis points. These fees, which totaled $2.8 million in 2002, $6.0 million in 2001 and $8.3 million in 2000, are included in Other, net.

7.    INVENTORIES

        Inventories consisted of the following:

	2002	2001
	(in thousands)
Paper	$20,412	$22,168
Work in process	6,438	6,458
Ink and chemicals	4,075	5,178
Other	6,264	6,378

	$37,189	$40,182

8.    PROPERTY, PLANT AND EQUIPMENT

        The components and useful lives of property, plant and equipment were:

	Estimated Useful Life (Years)	2002	2001
	(in thousands)
Land		$8,502	$8,502
Machinery and equipment	5 to 15	650,365	647,672
Buildings and leasehold improvements	1 to 40	96,792	102,118
Furniture and fixtures	3 to 10	105,060	97,098
Internally developed computer software	3 to 7	15,089	13,276
Vehicles	3 to 4	3,366	3,811
Construction in progress and deposits on equipment purchases		22,344	17,070

		901,518	889,547
Accumulated depreciation and amortization		(456,025)	(394,441)

		$445,493	$495,106

9.    INVESTMENTS

        Investment in Leveraged Leases—Two special purpose limited liability companies ("LLCs"), subsidiaries of the Company, are the head lessees and sub-lessors in two lease-leaseback transactions entered into in 1998. Under these transactions, buildings with estimated useful lives of 65 years were leased by the LLCs for terms of 57 years (the "Headleases") and subleased by the LLCs to the lessors for terms of 52 years (the "Subleases"). Under the guidelines of SFAS No. 13, "Accounting for Leases," the Headleases qualify as capital leases and the Subleases qualify as leveraged leases. The Company's investments represented approximately 24% of the buildings' combined leasehold values, while the balance was furnished by third-party financing in the form of long-term debt that provides no recourse against the LLCs or the Company, but is secured by first liens on the properties. At the end of the sublease terms, the leasehold interests are returned by the LLCs, although the sublessee has the option to purchase the leasehold interests for amounts based on their then-estimated fair market values. The Company has the benefit of tax deductions for advance rental payments under the Headleases and interest on the long-term debt. During the early years of the transactions, the available tax deductions are expected to exceed the sublease rental income; in later years the taxable rental income is expected to exceed the deductible amounts. Deferred taxes are provided to reflect these temporary differences.

        The Company's net investment in leveraged leases was composed of the following components:

	2002	2001
	(in thousands)
Rentals receivable	$113,540	$113,540
Less: unearned income	(41,129)	(42,716)

Investment in leveraged leases included in long-term investments	72,411	70,824
Less: deferred taxes	(65,011)	(63,380)

Net investment in leveraged leases	$7,400	$7,444

        Other, net includes $1.6 million of income earned on the leveraged lease investments in 2002, $2.5 million in 2001, and $5.8 million in 2000.

        Investments in Equity Securities—The Company invested in an internet-related business, 24/7 Media, Inc. ("TFSM") which is publicly traded. In response to market conditions, the Company sold a portion of TFSM in 2000 and recorded a pre-tax gain of $1.8 million. The Company sold the remaining TFSM shares and all TFSM warrants to CLI Associates, LLC (an affiliate of the former Chairman of Vertis Holdings) for $0.6 million in 2001. The sale resulted in a realized pre-tax loss of $2.0 million.

        In consideration for the sale of IMPCO, the Company received 3.6 million shares of Naviant Stock. The Company concurrently contributed the Naviant Stock to XL Fund II. The contribution entitles the Company to a preferred return plus interest based upon a value of $7.3 million as assigned to the stock by XL Fund II. In 2001, the Company recorded an impairment loss for permanent decline in value on the investment totaling $5.9 million.

10.    LONG-TERM DEBT

        Long-term debt consisted of the following:

	2002	2001
	(in thousands)
Revolving credit facility	$155,161	$208,044
Term loan A due 2005	124,981	206,180
Term loan B due 2008	184,219	294,939
10 7/8% senior notes	347,685
Senior subordinated credit facility due 2009	279,579	450,000
Other notes	1,443	2,924

	1,093,068	1,162,087
Current portion	(5,384)	(37,063)

	$1,087,684	$1,125,024

        The credit facility (the "Credit Facility") consists of three components:

  •
  A revolving credit facility which allows borrowings of up to $250.0 million. The revolving credit facility matures December 7, 2005, with no repayment of principal until maturity. At December 31, 2002, interest is payable at the Company's option either (a) at the Prime rate plus a margin of 2.50% or (b) at the LIBOR rate plus a margin of 3.50%. These margins may decline over time in accordance with covenants in the Credit Facility. In accordance with the agreement, on January 27, 2003 the margins decreased to 2.00% or 3.00%. At December 31, 2002, $90.2 million was available to borrow under this facility.

  •
  Term Loan A, which requires periodic principal payments through December 7, 2005, as well as mandatory repayments in the event of specified asset sales and certain other events. A portion of this term loan, $73.1 million, was repaid in 2002 in connection with the issuance of the 10 7/8% notes, hereinafter defined, discussed below. At December 31, 2002, interest is payable at the Company's option either (a) at the Prime rate plus a margin of 2.50% or (b) at the LIBOR rate plus a margin of 3.50%. These margins may decline over time in accordance with covenants in the Credit Facility. On January 27, 2003, the margins decreased to 2.00% or 3.00% in accordance with the agreement; and

  •
  Term Loan B, which requires periodic principal payments through December 7, 2008, as well as repayments at the lenders' option in the event of specified asset sales. A portion of this term loan, $108.4 million, was repaid in 2002 in connection with the issuance of the 10 7/8% notes discussed below. At December 31, 2002, interest is payable at the Company's option either (a) at the Prime rate plus a margin of 3.25% or (b) at the LIBOR rate plus a margin of 4.25%. In accordance with the agreement, on January 27, 2003 the margins decreased to 2.75% or 3.75%.

        At December 31, 2002, the weighted-average interest rate on the Credit Facility was 5.97% compared to 6.38% at December 31, 2001.

        In 2002, the Company issued $350.0 million of senior unsecured notes with an interest rate of 10 7/8% and maturity date of June 15, 2009 (the "10 7/8% notes"). The notes pay interest semi-annually on June 15 and December 15 of each year. After deducting the initial purchasers discount and transaction expenses, the net proceeds received by the Company was $338.0 million. The Company used such net proceeds to repay $181.5 million of the Term A and B loans and $156.5 million of the senior subordinated credit facility.

        The senior subordinated credit facility had been issued as a bridge facility at the time of the recapitalization of Vertis Holdings in 1999. By its terms, it was converted into a term loan in December 2000, which expires on December 7, 2009. The interest rate of the term notes representing such term loan is 13.5%. In connection with the issuance of the 10 7/8% notes, $156.5 million was repaid under the senior subordinated credit facility. Pursuant to the senior subordinated credit facility, the Company issued $88.3 million 13.5% senior subordinated notes due December 7, 2009 (the "Exchange Notes") on February 28, 2003 and $22.3 million Exchange Notes on

March 26, 2003 in exchange for the term notes. The Exchange Notes pay interest semi-annually on May 15 and November 15 of each year.

        The Credit Facility, the senior subordinated credit facility, the 10 7/8% notes and the Exchange Notes contain certain customary covenants including, among other things, restrictions on capital expenditures, dividends, investments, indebtedness and maintenance of specified levels of interest coverage and leverage. All of the Company's assets are pledged as collateral for the outstanding debt under the Credit Facility. At December 31, 2002, the Company is in compliance with its' debt covenants, however, there can be no assurance that future violations of these debt covenants may not occur.

        At December 31, 2002, the aggregate maturities of long-term debt were:

	Term Loan A	Term Loan B	Other Debt	Total Long- Term Debt
	(in thousands)
2003	$2,200	$1,886	$1,298	$5,384
2004	60,232	1,886	134	62,252
2005	62,549	1,886	155,172	219,607
2006		1,886		1,886
2007		88,338		88,338
Thereafter		88,337	627,264	715,601

	$124,981	$184,219	$783,868	$1,093,068

        The Company uses an interest rate swap agreement that converts a portion of variable rate debt to a fixed rate basis. This agreement is designated as a hedge against changes in future cash flows. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138, the interest rate swap agreement is reflected at fair value in the Company's consolidated balance sheet and the related mark-to-market adjustment is recorded in stockholders' deficit as a component of other comprehensive income.

        At December 31, 2002, the Company had one outstanding swap agreement with a notional amount of $85.0 million expiring on August 29, 2003. The rate on the swap resets every 90 days, in connection with the reset of the rate on the related debt. The fair market value of this agreement at December 31, 2002 was $2.1 million, net of taxes of $1.4 million. The Company initially adopted SFAS 133 on January 1, 2001 and recognized a cumulative effect of an accounting change of $2.8 million, net of tax of $1.1 million, increasing stockholders' deficit. For the year ended December 31, 2002, the Company recognized additional interest expense resulting from the cash flow hedge in a pretax amount of $4.3 million.

11.    LEASES

        Facilities and certain equipment are leased under agreements that expire at various dates through 2014. Rental expense for continuing operations under operating leases for the years ended December 31, 2002, 2001 and 2000, was $35.0 million, $39.9 million, and $41.1 million, respectively.

        At December 31, 2002, minimum annual rentals under non-cancelable operating leases (net of subleases) were:

(in thousands)
2003	$21,988
2004	19,940
2005	15,638
2006	10,477
2007	6,735
Thereafter	11,576

$86,354

        Commitments under the lease agreements also extend in most instances to property taxes, insurance and maintenance and certain leases contain escalation clauses and extension options.

12.    INCOME TAXES

        Income tax (benefit) expense consisted of the following components:

	2002	2001	2000
	(in thousands)
Current:
Federal	$(565)		$(540)
State and foreign	618	$1,279	(3,486)

	53	1,279	(4,026)

Deferred:
Federal	(2,532)	(22,851)	(5,312)
State and foreign			2,437

	(2,532)	(22,851)	(2,875)

Total income tax benefit	$(2,479)	$(21,572)	$(6,901)

        Vertis Holdings files a consolidated Federal income tax return with all of its subsidiaries, including the Company. The components of income tax disclosed above have been allocated to the Company as if the Company had filed a separate tax return.

        Federal and state income taxes are subject to a tax allocation arrangement (the "Tax Arrangement") where the Company files as a member of Vertis Holdings' consolidated group. The Tax Arrangement does not apply to income taxes in jurisdictions in which the Company or its subsidiaries file separate tax returns. The Tax Arrangement does not provide for remuneration in years in which the Company has a current taxable loss as in 2001 and 2002. In 2000, the Company has current taxable losses which were utilized in the federal consolidated income tax return of Vertis Holdings.

        SFAS 109 requires an adjustment to equity where a tax arrangement does not reflect generally accepted accounting principles. Therefore, for the year ended December 31, 2000 the $16.2 million current income tax benefit relating to jurisdictions where the Company files as part of a consolidated group is treated as a reduction of the Company's stockholder's deficit. This was not applicable in 2002 and 2001 as the Company had a current taxable loss in each respective year.

        The Company's foreign pre-tax income was not a significant component of total pre-tax income or loss. No U.S. income taxes have been provided for unremitted earnings of foreign subsidiaries as the Company intends to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that U.S. foreign tax credits would substantially offset any U.S. income tax on repatriated earnings.

        The following is a reconciliation of the U.S. statutory federal income tax rate to the Company's effective tax rates:

	2002	2001	2000
	(percent of pre-tax loss)
Statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income tax benefits	7.8	0.6	(2.0)
Amortization and write-off of goodwill		4.4	10.7
Change in valuation allowance		0.9
Foreign income taxed at other rates	(3.1)	0.8	0.4
Investment related differences	7.0		3.1
Other	5.9	0.1	1.3

Effective tax rate	(17.4)%	(28.2)%	(21.5)%

        The tax effects of significant items comprising deferred income taxes were:

	2002	2001
	(in thousands)
Employee benefits	$8,897	$12,526
Net operating loss and tax credit carryforwards	92,986	80,279
Accrued expenses and reserves	7,497	9,200
Other deductible differences	9,307	2,667

	118,687	104,672

Property, plant and equipment	(63,109)	(62,903)
Leveraged lease investments	(65,011)	(63,380)
Other taxable differences	(1,866)	(804)

	(129,986)	(127,087)

Valuation allowance	(6,968)	(6,968)

Net deferred income tax liability	$(18,267)	$(29,383)

        At December 31, 2002 the Company had a net operating loss carryforward of approximately $248.5 million. This amount is included in the consolidated Vertis Holdings net operating loss carryforward of $294.6 million. The recognized tax benefit of this operating loss carryforward is included in the deferred tax assets of the Company until such losses are utilized by the consolidated group.

        The valuation allowance was established primarily due to limitations on net operating loss carryforward utilization under the Internal Revenue Code. Except to the extent that the valuation allowance has been established, the Company believes that such limitations will not prevent the realization of carryforward benefits.

        The Company is currently under examination by the Internal Revenue Service. The Company believes it has adequate provision for all open years.

13.    RETIREMENT PLANS

        Defined Benefit Plans—The Company maintains defined benefit plans, including pension and supplemental executive retirement plans.

        Information regarding the defined benefit plans is as follows:

	2002	2001		2000
	(in thousands)
Components of net periodic pension cost:
Service cost	$618	$640		$758
Interest cost	2,168	1,827		1,721
Expected return on assets	(1,611)	(1,370)		(1,392)
Net amortization and deferral	412	1		41
Settlement loss (curtailment gain)	1,558			(299)

	$3,145	$1,098		$829

Changes in benefit obligations:
Benefit obligation at beginning of year	$26,910	$21,588		$23,589
Service cost	618	640		758
Interest cost	2,168	1,827		1,721
Actuarial loss	5,229	4,241		278
Benefits paid	(795)	(1,386)		(4,728)
Plan amendments	1,823
Settlements and curtailments	(2,259)			(30)

Benefit obligation at end of year	$33,694	$26,910		$21,588

Changes in plan assets:
Fair value of plan assets at beginning of year	$16,504	$13,163		$19,165
Actual (loss) return on assets	(967)	1,234		(2,039)
Employer contributions	1,694	3,650		765
Benefits paid	(795)	(1,386)		(4,728)
Plan expenses	(360)	(157)
Settlements	(2,924)

Fair value of plan assets at end of year	$13,152	$16,504		$13,163

Funded status	$20,542	$10,406		$8,425
Unrecognized prior service cost	(2,009)	(328)		(414)
Unrecognized actuarial (loss) gain	(11,052)	(4,016)		500

Net amount recognized	$7,481	$6,062		$8,511

Amounts recognized in the consolidated balance sheet:
Accrued benefit cost	$16,850	$9,786		$8,894
Accumulated other comprehensive loss	(9,369)	(3,724)		(383)

Net amount recognized	$7,481	$6,062		$8,511

Weighted-average assumptions:
Discount rate	6.75%	7.25%		7.75%
Expected return on plan assets	9.00%	9.00%		9.00%
Annual compensation increase	3.00%	3.00 - 3.75	% %	3.75 - 4.00	% %

        Deferred Compensation—The Company also maintains a deferred compensation plan in which certain members of management may defer up to 100% of their total compensation through the date of their retirement. Long-term liabilities include balances related to this plan of $6.1 million as of December 31, 2002 and $7.3 million as of December 31, 2001.

        Defined Contribution Plans—The Company maintains 401(k) and other investment plans for eligible employees. The Company recorded $6.7 million in expenses for the year ended December 31, 2002, $4.5 million in 2001, and $4.8 million in 2000.

14. STOCKHOLDER'S (DEFICIT) EQUITY

        Contributed Capital—Following the sale of internet-related investments by a sister subsidiary of the Company, Vertis Holdings contributed cash of $67.0 million to the Company in 2000, and $0.2 million in 2001.

        In February 2002, the Company issued approximately 700,000 warrants, with an aggregate value of $15.8 million, to lenders of the senior subordinated credit facility which entitle the holders to purchase one share of Vertis Holdings' stock for $0.01 per share. The warrants are immediately exercisable and expire on June 30, 2011.

        Dividends to Parent—During 2000, the Company paid $9.0 million of cash dividends to Vertis Holdings in connection with interest payments on Vertis Holdings' debt and its convertible preferred securities, and $105.3 million related to the redemption of all of Vertis Holdings' remaining convertible preferred securities.

        During 2001, the Company paid $7.1 million of cash dividends to Vertis Holdings comprised of $7.7 million in connection with interest payments on Vertis Holdings' debt and $0.6 million gain in connection with the purchase of the minority interest in the investment in leveraged leases. No dividends were paid in 2002.

        Management Fees—The Company paid approximately $1.3 million in fees to the owners of Vertis Holdings in 2002, 2001 and 2000.

        Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss at December 31 were:

	2002			2001			2000
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
	(in thousands)
Unrealized loss on investments							$(2,243)	$(896)	$(1,347)
Cumulative translation adjustments	$(4,629)		$(4,629)	$(8,954)		$(8,954)	(8,108)		(8,108)
Minimum pension liability adjustment	(9,369)	$(3,747)	(5,622)	(3,724)	$(1,490)	(2,234)	(383)	(153)	(230)
Fair value adjustment of interest rate swap	(3,545)	(1,418)	(2,127)	(5,600)	(2,240)	(3,360)

	$(17,543)	$(5,165)	$(12,378)	$(18,278)	$(3,730)	$(14,548)	$(10,734)	$(1,049)	$(9,685)

15. VERTIS HOLDINGS STOCK AWARD AND INCENTIVE PLAN

      On December 7, 1999, Vertis Holdings adopted the Stock Plan which authorizes grants of stock options, restricted stock, performance shares, performance units and other stock-based awards. Options under the Stock Plan generally expire in ten years and become exercisable at varying times. There are approximately 9.1 million options available for grant at December 31, 2002 and 2001, respectively, out of 10.0 million options authorized for issuance.

        Transactions under the Stock Plan were as follows:

	Year Ended December 31,
	2002	2001	2000
	(thousands of shares)
Outstanding at beginning of year	852	879	1,151
Granted	135	20	350
Cancelled	(99)	(47)	(622)

Outstanding at end of year	888	852	879

Exercisable at end of period	479	338	134

        Options outstanding at December 31, 2002, 2001 and 2000 have an exercise price of $31.50 per share and ten-year terms.

16. STOCK REPURCHASE

        In 1999 and 2000, certain of the Company's employees were granted the option to purchase shares of Vertis Holdings and to finance this purchase through signing full-recourse loans with Vertis Holdings. These loans (the "Management Loans") had stated interest of 8.5% per year and compounded quarterly, with the principal and interest due in a lump sum on varying dates up to December 7, 2005. The shares purchased with the Management Loans were held as security for the Management Loans.

        On September 5, 2002, the Board of Directors of Vertis Holdings adopted a unanimous written consent offering those employees who had an outstanding Management Loan a one-time option to sell the shares securing the Management Loans back to Vertis Holdings in exchange for the cancellation of the Management Loans. These shares had an assumed fair market value of $31.50 as of September 5, 2002. In addition, Vertis Holdings would forgive the interest that had accrued on the Management Loans to any employee who sold their stock back to Vertis Holdings. The tax consequence, if any, of the interest forgiveness is the responsibility of the employee. Employees eligible for Vertis' Executive Incentive Plan were allowed to offset the tax consequences by a partial payment of their 2002 bonus. Substantially all employees holding the Management Loans elected this option. As of December 31, 2002, 111,448 shares of Vertis Holdings had been sold to the Company in exchange for cancellation of the Management Loans and $0.7 million of interest was forgiven.

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

17. QUARTERLY FINANCIAL INFORMATION—UNAUDITED

        The results of operations for the years ended December 31, 2002 and 2001 are presented below. In September 2002, the Company recorded an impairment loss of $115.2 million to reduce the carrying value of goodwill to its implied fair value. This loss was recorded in accordance with the provisions of SFAS 142, whereby the Company's goodwill was tested for impairment as of January 1, 2002 (see Note 4). Subsequent to the issuance of the Company's interim financial statements for the nine months ended September 30, 2002, the Company determined that a tax benefit of $6.8 million was not recorded on this impairment loss. As a result, the operating results presented below for the quarter ended March 31, 2002 have been restated.

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	As Originally Reported	As Restated	As Originally Reported	As Originally Reported	As Originally Reported
	(in thousands)
Year Ended December 31, 2002
Net sales	$402,122	$402,122	$408,650	$409,583	$454,876
(Loss) income before income taxes(1)	(5,984)	(5,984)	(2,834)	(7,996)	2,554
(Loss) income before cumulative effect of accounting change(1)	(3,547)	(10,383)	(1,650)	(5,263)	5,515
Cumulative effect of accounting change, net	115,201	108,365
Net (loss) income(1)	(118,748)	(118,748)	(1,650)	(5,263)	5,515
Year Ended December 31, 2001
Net sales	$457,699		$451,071	$445,344	$496,944
Loss before income taxes	(33,999)		(23,466)	(18,101)	(869)
Net (loss) income	(1,649)		(56,840)	9,085	(5,459)

(1)
Results include deferred financing fees written off in the amount of $8.2 million in the second quarter and $3.3 million in the fourth quarter.

18. SEGMENT INFORMATION

        The Company operates in four business segments. The accounting policies of the business segments are the same as those described in Note 3 to the consolidated financial statements. The segments are:

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

  •
  Vertis Europe—includes direct marketing and advertising technology products and services provided in Europe, principally the United Kingdom.

        Following is information regarding the Company's segments:

		2002	2001	2000
		(in thousands)
Net sales	Vertis Retail and Newspaper Services	$1,068,705	$1,166,851	$1,260,990
	Vertis Direct Marketing Services	297,719	323,124	327,475
	Vertis Advertising Technology Services	194,908	244,200	268,793
	Vertis Europe	138,870	141,372	155,879
	Elimination of intersegment sales	(24,971)	(24,489)	(26,715)

	Consolidated	$1,675,231	$1,851,058	$1,986,422

EBITDA	Vertis Retail and Newspaper Services	$168,817	$144,013	$168,786
	Vertis Direct Marketing Services	39,453	39,172	28,306
	Vertis Advertising Technology Services	(3,454)	(1,243)	27,041
	Vertis Europe	13,180	17,010	17,454
	General Corporate	(5,291)	(23,991)	(20,762)

	Consolidated EBITDA	212,705	174,961	220,825
	Depreciation	88,954	89,784	81,750
	Amortization	287	14,566	15,794

	Consolidated Operating Income	$123,464	$70,611	$123,281

Restructuring and	Vertis Retail and Newspaper Services	$1,507	$5,619	$2,603
Asset Impairment	Vertis Direct Marketing Services	4,061	5,074	5,162
Charges	Vertis Advertising Technology Services	10,557	12,132	5,272
	Vertis Europe	2,524	489	1,301
	General Corporate	442	18,911	7,070

	Consolidated	$19,091	$42,225	$21,408

Depreciation	Vertis Retail and Newspaper Services	$43,512	$42,379	$37,699
	Vertis Direct Marketing Services	19,623	18,977	16,735
	Vertis Advertising Technology Services	18,348	20,622	18,527
	Vertis Europe	7,471	7,806	8,193
	General Corporate			596

	Consolidated	$88,954	$89,784	$81,750

Amortization of	Vertis Retail and Newspaper Services	$124	$6,760	$7,753
Intangibles	Vertis Direct Marketing Services	81	1,744	1,755
	Vertis Advertising Technology Services	82	2,911	2,977
	Vertis Europe		3,151	3,309

	Consolidated	$287	$14,566	$15,794

Additions to Long-	Vertis Retail and Newspaper Services	$29,113	$44,976	$79,601
Lived Assets	Vertis Direct Marketing Services	5,564	8,609	36,188
(excluding	Vertis Advertising Technology Services	4,961	12,805	21,266
acquisitions)	Vertis Europe	4,216	4,768	5,536
	General Corporate			153

	Consolidated	$43,854	$71,158	$142,744

Identifiable Assets	Vertis Retail and Newspaper Services	$601,027	$544,803	$580,151
	Vertis Direct Marketing Services	188,315	210,177	245,343
	Vertis Advertising Technology Services	62,942	180,817	217,807
	Vertis Europe	156,091	166,344	185,282
	General Corporate	126,623	235,205	226,465

	Consolidated	$1,134,998	$1,337,346	$1,455,048

Goodwill	Vertis Retail and Newspaper Services	$187,867	$187,871	$193,619
	Vertis Direct Marketing Services	53,549	53,549	55,142
	Vertis Advertising Technology Services	4,442	97,957	101,055
	Vertis Europe	96,446	107,152	116,147

	Consolidated	$342,304	$446,529	$465,963

19.    GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        The Company has senior notes (see Note 10), which are general unsecured obligations of Vertis, Inc., and guaranteed by certain of Vertis, Inc.'s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of December 31, 2002 and December 31, 2001, and for the years ended December 31, 2002, 2001 and 2000 are included for (a) Vertis, Inc. (the "Parent") on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet at December 31, 2002

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated
	In thousands
ASSETS
Current Assets:
Cash and cash equivalents	$3,589	$99	$2,047		$5,735
Accounts receivable, net	25,838	25,954	79,733		131,525
Inventories	23,906	11,867	1,416		37,189
Maintenance parts	15,799	3,062			18,861
Deferred income taxes	7,790		16		7,806
Prepaid expenses and other current assets	10,647	2,344	2,899		15,890

Total current assets	87,569	43,326	86,111		217,006
Intercompany receivable	147,247			$(147,247)
Investments in subsidiaries	98,428	18,240		(116,668)
Property, plant and equipment, net	305,300	117,877	22,316		445,493
Goodwill, net	197,202	48,625	96,477		342,304
Investments			72,411		72,411
Deferred financing costs, net	36,985		128		37,113
Other assets, net	19,277	1,361	33		20,671

Total Assets	$892,008	$229,429	$277,476	$(263,915)	$1,134,998

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$82,168	$32,565	$18,444		$133,177
Compensation and benefits payable	27,466	9,650	718		37,834
Accrued interest	14,493		2,095		16,588
Accrued income taxes	8,548	(180)	(2,417)		5,951
Current portion of long-term debt	5,341	43			5,384
Other current liabilities	92,304	(65,407)	9,690		36,587

Total current liabilities	230,320	(23,329)	28,530		235,521
Due to parent		122,747	31,773	$(146,698)	7,822
Long-term debt, net of current portion	980,677	1	107,006		1,087,684
Deferred income taxes	27,447	(2,284)	910		26,073
Other long-term liabilities	(12,858)	40,908	389	(549)	27,890

Total liabilities	1,225,586	138,043	168,608	(147,247)	1,384,990
Stockholder's (deficit) equity	(333,578)	91,386	108,868	(116,668)	(249,992)

Total Liabilities and Stockholder's (Deficit) Equity	$892,008	$229,429	$277,476	$(263,915)	$1,134,998

Condensed Consolidating Balance Sheet at December 31, 2001

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated
	In thousands
ASSETS
Current Assets:
Cash and cash equivalents	$14,618	$(358)	$3,273		$17,533
Accounts receivable, net	33,100	31,752	102,327		167,179
Inventories	25,744	13,098	1,340		40,182
Maintenance parts	13,425	3,127			16,552
Deferred income taxes	(1,205)	7,385	(178)		6,002
Prepaid expenses and other current assets	4,347	2,366	3,414		10,127

Total current assets	90,029	57,370	110,176		257,575
Intercompany receivable	236,920			$(236,920)
Investments in subsidiaries	98,428	18,240		(116,668)
Property, plant and equipment, net	332,209	139,079	23,818		495,106
Goodwill, net	268,041	71,286	107,202		446,529
Investments			70,824		70,824
Deferred financing costs, net	46,072		221		46,293
Other assets, net	19,102	1,888	29		21,019

Total Assets	$1,090,801	$287,863	$312,270	$(353,588)	$1,337,346

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$99,373	$29,048	$14,896		$143,317
Compensation and benefits payable	23,882	12,232	689		36,803
Accrued interest	20,735		1,540		22,275
Accrued income taxes	17,249	(6,314)	(3,164)		7,771
Current portion of long-term debt	36,546	378	139		37,063
Other current liabilities	83,814	(44,049)	5,479		45,244

Total current liabilities	281,599	(8,705)	19,579		292,473
Due to parent		182,346	61,512	$(236,920)	6,938
Long-term debt, net of current portion	1,025,431	24	99,569		1,125,024
Deferred income taxes	5,810	28,611	964		35,385
Other long-term liabilities	22,118	249	2,976		25,343

Total liabilities	1,334,958	202,525	184,600	(236,920)	1,485,163
Stockholder's (deficit) equity	(244,157)	85,338	127,670	(116,668)	(147,817)

Total Liabilities and Stockholder's (Deficit) Equity	$1,090,801	$287,863	$312,270	$(353,588)	$1,337,346

Condensed Consolidating Statement of Operations
Year ended December 31, 2002

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated
	In thousands
Net sales	$1,160,072	$398,133	$142,138	$(25,112)	$1,675,231

Operating expenses:
Costs of production	893,906	291,080	95,731	(25,112)	1,255,605
Selling, general and administrative	114,795	43,161	29,874		187,830
Restructuring charges	8,662	7,701	2,728		19,091
Depreciation	58,207	23,146	7,601		88,954
Amortization of intangibles	189	80	18		287

	1,075,759	365,168	135,952	(25,112)	1,551,767

Operating income	84,313	32,965	6,186		123,464

Other expenses (income):
Interest expense	104,683	(86)	8,136		112,733
Amortization of deferred financing costs	10,416				10,416
Interest income	(187)	(48)	(48)		(283)
Other, net	12,801	1,009	1,048		14,858

	127,713	875	9,136		137,724

Equity in net (loss) income of subsidiaries	(13,688)			13,688
(Loss) income before income taxes	(57,088)	32,090	(2,950)	13,688	(14,260)
Income tax benefit	(881)	(14)	(1,584)		(2,479)

(Loss) income before cumulative effect of accounting change	(56,207)	32,104	(1,366)	13,688	(11,781)
Cumulative effect of accounting change	63,939	22,661	21,765		108,365

Net (loss) income	$(120,146)	$9,443	$(23,131)	$13,688	$(120,146)

Condensed Consolidating Statement of Operations
Year ended December 31, 2001

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated
	In thousands
Net sales	$1,282,571	$447,583	$145,393	$(24,489)	$1,851,058

Operating expenses:
Costs of production	1,029,468	325,724	100,400	(23,876)	1,431,716
Selling, general and administrative	115,059	60,582	27,128	(613)	202,156
Restructuring and impairment charges	33,872	7,844	509		42,225
Depreciation	58,181	23,564	8,039		89,784
Amortization of intangibles	9,173	2,223	3,170		14,566

	1,245,753	419,937	139,246	(24,489)	1,780,447

Operating income	36,818	27,646	6,147		70,611

Other expenses (income):
Interest expense	112,023	(147)	8,283		120,159
Amortization of deferred financing costs	13,193				13,193
Interest income	(439)	(67)	(30)		(536)
Other, net	1,355	6,717	6,158		14,230

	126,132	6,503	14,411		147,046

Equity in net income (loss) of subsidiaries	8,737			(8,737)
(Loss) income before income taxes	(80,577)	21,143	(8,264)	(8,737)	(76,435)
Income tax (benefit) expense	(25,714)	5,117	(975)		(21,572)

Net (loss) income	$(54,863)	$16,026	$(7,289)	$(8,737)	$(54,863)

Condensed Consolidating Statement of Operations
Year ended December 31, 2000

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated
	In thousands
Net sales	$1,368,566	$487,852	$158,963	$(28,959)	$1,986,422

Operating expenses:
Costs of production	1,084,380	356,451	113,136	(28,403)	1,525,564
Selling, general and administrative	125,197	77,650	16,693	(915)	218,625
Restructuring and impairment charges	16,171	5,237			21,408
Depreciation	50,549	22,808	8,393		81,750
Amortization of intangibles	10,224	2,243	3,327		15,794

	1,286,521	464,389	141,549	(29,318)	1,863,141

Operating income	82,045	23,463	17,414	359	123,281

Other expenses (income):
Interest expense	122,648	58,135	12,641	(63,677)	129,747
Amortization of deferred financing costs	21,062				21,062
Interest income	(29,438)	(34,955)	(61)	63,677	(777)
Other, net	(3,596)	384	8,574		5,362

	110,676	23,564	21,154		155,394

Equity in net income (loss) of subsidiaries	5,069			(5,069)
(Loss) income before income taxes	(23,562)	(101)	(3,740)	(4,710)	(32,113)
Income tax (benefit) expense	1,650	(8,139)	(412)		(6,901)

Net (loss) income	$(25,212)	$8,038	$(3,328)	$(4,710)	$(25,212)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2002

	Parent	Guarantor Companies	Non- Guarantor Companies	Consol- idated
	In thousands
Cash Flows from Operating Activities	$(28,240)	$91,580	$33,379	$96,719

Cash Flows from Investing Activities:
Capital expenditures	(31,450)	(5,492)	(4,216)	(41,158)
Software development costs capitalized	(2,696)			(2,696)
Proceeds from sale of property, plant and equipment and divested assets	2,039	312	91	2,442

Net cash used in investing activities	(32,107)	(5,180)	(4,125)	(41,412)

Cash Flows from Financing Activities:
Issuance of long-term debt	347,500			347,500
Net repayments under revolving credit facilities	(60,226)		(2,965)	(63,191)
Repayments of long-term debt	(349,497)	(360)	(54)	(349,911)
Deferred financing costs	(12,838)			(12,838)
Increase in outstanding checks drawn on controlled disbursement accounts	6,821	1,327	1,007	9,155
Capital contributions by parent	25			25
Distributions from parent	884			884
Change in intercompany balances	116,649	(86,910)	(29,739)

Net cash provided by (used in) financing activities	49,318	(85,943)	(31,751)	(68,376)

Effect of exchange rate changes on cash			1,271	1,271

Net (decrease) increase in cash and cash equivalents	(11,029)	457	(1,226)	(11,798)
Cash and cash equivalents at beginning of year	14,618	(358)	3,273	17,533

Cash and cash equivalents at end of year	$3,589	$99	$2,047	$5,735

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2001

	Parent	Guarantor Companies	Non- Guarantor Companies	Elimin- ations		Consol- idated
	In thousands
Cash Flows from Operating Activities	$(23,077)	$127,358	$26,089			$130,370

Cash Flows from Investing Activities:
Capital expenditures	(51,371)	(11,521)	(4,768)			(67,660)
Software development costs capitalized	(3,498)					(3,498)
Proceeds from sale of property, plant and equipment and divested assets	715	1,594	712			3,021
Investments in subsidiaries	8,737				$(8,737)
Other investing activities		578				578

Net cash used in investing activities	(45,417)	(9,349)	(4,056)		(8,737)	(67,559)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	78,108		3,309			81,417
Repayments of long-term debt	(27,494)	(419)	(46)			(27,959)
Deferred financing costs	(17,980)					(17,980)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(80,498)	98	(648)			(81,048)
Dividends to parent	(15,213)	(578)			8,737	(7,054)
Capital contributions by parent	(475)		709			234
Advances to parent	1,771					1,771
Change in intercompany balances	143,505	(118,982)	(24,523)

Net cash provided by (used in) financing activities	81,724	(119,881)	(21,199)		8,737	(50,619)

Effect of exchange rate changes on cash			549			549

Net increase (decrease) in cash and cash equivalents	13,230	(1,872)	1,383			12,741
Cash and cash equivalents at beginning of year	1,388	1,514	1,890			4,792

Cash and cash equivalents at end of year	$14,618	$(358)	$3,273	$		$17,533

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2000

	Parent	Guarantor Companies	Non- Guarantor Companies	Elimin- ations		Consol- idated
	In thousands
Cash Flows from Operating Activities	$105,030	$(11,148)	$(24,380)			$69,502

Cash Flows from Investing Activities:
Capital expenditures	(112,429)	(21,854)	(5,536)			(139,819)
Software development costs capitalized	(2,925)					(2,925)
Proceeds from sale of property, plant and equipment and divested assets	6,113					6,113
Investments in subsidiaries	(16,259)	37,984			$(21,725)
Other investing activities	(359)	2,544	(1,056)			1,129

Net cash (used in) provided by investing activities	(125,859)	18,674	(6,592)		(21,725)	(135,502)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	8,582		107,538			116,120
Repayments of long-term debt	(23,875)	(531)	(127)			(24,533)
Deferred financing costs	(7,461)					(7,461)
Increase in outstanding checks drawn on controlled disbursement accounts	40,652					40,652
Dividends to parent	(130,195)	(2,542)	(3,328)		21,725	(114,340)
Capital contributions by parent	52,717	14,274	10			67,001
Advances to parent	(19,171)					(19,171)
Change in intercompany balances	88,742	(17,470)	(71,272)

Net cash provided by (used in) financing activities	9,991	(6,269)	32,821		21,725	58,268

Effect of exchange rate changes on cash	(2,587)		(2,746)			(5,333)

Net (decrease) increase in cash and cash equivalents	(13,425)	1,257	(897)			(13,065)
Cash and cash equivalents at beginning of year	14,813	257	2,787			17,857

Cash and cash equivalents at end of year	$1,388	$1,514	$1,890	$		$4,792

20.    COMMITMENTS AND CONTINGENCIES

        Certain claims, suits and allegations that arise in the ordinary course of business and certain environmental claims have been filed or are pending against the Company. Management believes that all such matters in the aggregate would not have a material effect on the Company's consolidated financial statements.

        On February 24, 2003, the Company received $10.1 million in a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings. In 2003, this amount will be recorded in Other, net.

* * * * *

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of
Vertis, Inc. and Subsidiaries:

        We have audited the consolidated financial statements of Vertis, Inc. and Subsidiaries (the "Company"), a wholly-owned subsidiary of Vertis Holdings, Inc., as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 28, 2003 (March 26, 2003 as to Note 10) (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in the Index on page F-1. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Baltimore, Maryland
February 28, 2003
(March 26, 2003 as to Note 10)

VERTIS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Write offs Net of Recoveries	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2002	$8,270	$1,577	$(3,887)	$5,960
Year ended December 31, 2001	5,906	5,908	(3,544)	8,270
Year ended December 31, 2000	7,638	2,868	(4,600)	5,906
Deferred Tax Valuation Allowance
Year ended December 31, 2002	$6,968			$6,968
Year ended December 31, 2001	6,261	$707		6,968
Year ended December 31, 2000	6,261			6,261

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.
By:	/s/ DONALD E. ROLAND Name: Donald E, Roland Title: Chairman and Chief Executive Officer

Date: March 26, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ DONALD E. ROLAND Donald E. Roland	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 26, 2003
/s/ ROGER C. ALTMAN Roger C. Altman	Director	March 26, 2003
/s/ SOREN L. OBERG Soren L. Oberg	Director	March 26, 2003
/s/ SCOTT M. SPERLING Scott M. Sperling	Director	March 26, 2003
/s/ DEAN D. DURBIN Dean D. Durbin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

CERTIFICATIONS

I, Donald E. Roland, certify that:

1.
I have reviewed this annual report on Form 10-K of Vertis, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DONALD E. ROLAND Name: Donald E. Roland Title: Chief Executive Officer

Date: March 26, 2003

CERTIFICATIONS

        I, Dean D. Durbin, certify that:

1.
I have reviewed this annual report on Form 10-K of Vertis, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DEAN D. DURBIN Name: Dean D. Durbin Title: Chief Financial Officer

Date: March 26, 2003

Exhibit Index

Exhibits No.	Description
3.1	Restated Certificate of Incorporation of Vertis, Inc. **
3.2	Amended and Restated By-Laws of Vertis, Inc. **
4.1
Indenture, dated as of June 24, 2002, among Vertis Inc. (the "Company"), as Issuer, the Company's subsidiaries listed on the signature pages of thereof ("the Subsidiary Guarantors") and the Bank of New York, as Trustee. **
4.2
Registation Rights Agreement, dated as of June 24, 2002, among the Company, the subsidiary Guarantors and Deutsche Bank Secruites Inc., J.P. Morgan Securities Inc., Banc of America Securties LLC and Fleet Securities, Inc. **
4.3
Registration Righs Agreement, dated as of November 29, 2002, among the Company, the Subsidiary Guarantors and Deutsche Bank Securities, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Fleet Securities, Inc. *
10.1
Senior Subordinated Credit Agreement, dated as of December 7, 1999 (the Senior Subordinated Credit Agreement"), among Big Flower Press Holdings, Inc., Big Flower Holdings, Inc., the subsidiary guarantors listed on the signature pages thereto (the "Senior Subordinated Credit Agreement"), the lenders from time to time party thereto (the "Senior Subordinated Lenders"), and Bankers Trust Company, The Chase Manhattan Bank and NationsBridge, L.L.C., as Agents for the Senior Subordinated Lenders. *
10.2
Waiver, Consent and Amendment to the Senior Subordinated Credit Agreement, dated as of December 22, 1999, among Big Flower Press Holdings, Inc, Big Flower Holdings, Inc., the Subsidiary Guarantors, the Senior Subordinated Lenders, and Bankers Trust Company, The Chase Manhattan Bank and NationsBridge, L.L.C., as Agents for the Senior Subordinated Lenders. *
10.3
Amendment No. 2 to the Senior Subordinated Credit Agreement, dated as of December 7, 2000, among Vertis, Inc. (f/k/a Big Flower Press Holdings, Inc.) ("Vertis"), Vertis Holdings, Inc. (f/k/a Big Flower Holdings, Inc.) ("Vertis Holdings"), the Subsidiary Guarantors, the Senior Subordinated Lenders, and Bankers Trust Company, The Chase Manhattan Bank and Banc of America Bridge LLC (f/k/a NationsBridge, L.L.C.), as Agents for the Senior Subordinated Lenders (the "Agents"). *
10.4	Amendment No. 3 to the Senior Subordinated Credit Agreement, dated as of February 22, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.5	Amendment No. 4 to the Senior Subordinated Credit Agreement, dated as of June 29, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.6	Amendment No. 5 to the Senior Subordinated Credit Agreement, dated as of August 15, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.7	Amendment No. 6 to the Senior Subordinated Credit Agreement, dated as of October 15, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.8	Amendment No. 7 to the Senior Subordinated Credit Agreement, dated as of December 4, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *

10.9	Amendment No. 8 to the Senior Subordinated Credit Agreement, dated as of December 7, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.10	Amendment No. 9 to the Senior Subordinated Credit Agreement, dated as of December 12, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.11	Amendment No. 10 to the Senior Subordinated Credit Agreement, dated as of December 20, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.12	Amendment No. 11 to the Senior Subordinated Credit Agreement dated as of January 11, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.13	Amendment No. 12 to the Senior Subordinated Credit Agreement, dated as of January 18, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.14
Waiver, Consent and Amendment to the Senior Subordinated Credit Agreement, dated as of May 30, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.15	Waiver and Consent to the Senior Subordinated Credit Agreement, dated as of June 12, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.16
Waiver, Consent and Amendment to the Senior Subordinated Credit Agreement, dated as of November 21, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.17	Amendment No. 13 to the Senior Subordinated Credit Agreement, dated as of February 20, 2003, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *

10.18
Credit Agreement, dated as of December 7, 1999 (the "Credit Agreement"), among Big Flower Holdings, Inc., a Delaware corporation ("BF Holdings"), Big Flower Press Holdings, Inc., a Delaware corporation ("BFPH"), Big Flower Limited, a Wholly-Owned Subsidiary of BFPH and a limited company organized under the laws of England ("BFL"), Olwen Direct Mail Limited, a Wholly-Owned Subsidiary of BFL and a limited company organized under the laws of England ("Olwen"), Big Flower Digital Services Limited, an indirect Wholly-Owned Subsidiary of BF Digital and a limited company organized under the laws of England ("BFDSL"), Fusion Premedia Group Limited (f/k/a Troypeak Limited), an indirect Wholly-Owned Subsidiary of BF Digital and a limited company organized under the laws of England ("Fusion"), Pismo Limited, an indirect Wholly-Owned Subsidiary of BF Digital and a limited company organized under the laws of England ("Pismo"), Colorgraphic Direct Response Limited, a Wholly-Owned Subsidiary of BFL and a limited company organized under the laws of England ("Colorgraphic") and The Admagic Group Limited, an indirect Wholly-Owned Subsidiary of BF Digital and a limited company organized under the laws of England ("Admagic", and together with BFPH, BFL, Olwen, BFDSL, Fusion, Pismo, Colorgraphic and each other entity that may become a party hereto as a U.K. Borrower in accordance with the Credit Agreement, the "Borrowers", and each, a "Borrower"), the lenders from time to time party thereto (the "Lenders"), Chase Securities, Inc. and Deutsche Bank Securities Inc., as Joint Lead Arrangers and Joint Book Managers (the "Joint Lead Arrangers"), The Chase Manhattan Bank, as Administrative Agent, Bankers Trust Company, as Syndication Agent, Bank of America, N.A., as Documentation Agent, and certain Managing Agents from time to time (collectively, the "Credit Agreement Agents"). *
10.19	First Amendment to the Credit Agreement, dated as of December 9, 1999 among BF Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.20	Second Amendment and Consent to the Credit Agreement, dated as of February 17, 2000, among among BF Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.21	Third Amendment and Consent to the Credit Agreement, dated as of December 7, 2000, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.22
Fourth Amendment and Consent to Credit Agreement; First Amendment to U.S. Subsidiaries Guaranty, dated as of February 21, 2001, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.23	Fifth Amendment and Waiver to Credit Agreement, dated as of November 26, 2001, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.24
Sixth Amendment and Consent to Credit Agreement and First Amendment to Subordination Agreement, dated as of June 13, 2002, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.25	Waiver To Credit Agreement, dated as of September 28, 2001, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.26	Seventh Amendment to Credit Agreement, dated as of November 22, 2002, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *

10.27
Termination Agreement entered into as of December 9, 2002, among Manufacturers And Traders Trust Company, not individually but solely as trustee for the Big Flower Receivables Master Trust, Vertis Receivables, LLC (formerly BFP Receivables Corporation) ("VR"), Vertis and EagleFunding Capital Corporation. *
10.28
Amended and Restated Receivables Purchase Agreement dated as of December 9, 2002 among Vertis, as initial Servicer, Vertis and its certain subsidiaries, as Sellers and Vertis Receivables, LLC, as Buyer. *
10.29	Amended and Restated Indenture and Servicing Agreement dated as of December 9, 2002 among VR, as Issuer, Vertis, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. *
10.30	Amended and Restated Guaranty, dated as of December 9, 2002 (this "Guaranty"), is issued by Vertis, as the Guarantor, for the benefit of VR and its successors and assigns. *
10.31	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Dean D. Durbin. †
10.32	Stock Purchase Agreement dated September 18, 2002 by and between Vertis Holdings and Dean D. Durbin. †
10.33	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and John V. Howard, Jr. †
10.34	Stock Purchase Agreement dated September 20, 2002 by and between Vertis Holdings and John V. Howard, Jr. †
10.35	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Catherine S. Leggett. †
10.36	Stock Purchase Agreement dated September 24, 2002 by and between Vertis Holdings and Catherine S. Leggett. †
10.37	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Herbert W. Moloney II. †
10.38	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Donald E. Roland. †
10.39	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Adriaan Roosen. †
10.40	Stock Purchase Agreement dated September 16, 2002 by and between Vertis Holdings and Adriaan Roosen. †
10.41	Executive Incentive Plan for Vertis Executives dated March 22, 2002. †
12.1	Statement re computation of ratios of earnings to fixed charges. *
21.1	List of subsidiaries of Vertis, Inc. *

*
Filed herewith
**
Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4 (No. 333-97721).
†
This exhibit is a management contract or a compensatory plan or arrangement.

QuickLinks

PART I
  ITEM 1 BUSINESS
  ITEM 2 PROPERTIES
  ITEM 3 LEGAL PROCEEDINGS
  ITEM 4 SUBMISSION OF VOTE TO SECURITY HOLDERS
PART II
  ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6 SELECTED FINANCIAL DATA
  ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF VERTIS
  ITEM 11 EXECUTIVE COMPENSATION
  ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14 CONTROLS AND PROCEDURES
PART IV
  ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Exhibit Index