Form 10-Q
period 2003-03-31
VERTIS INC
filed 2003-05-06
CIK 1178717

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 333-97721

Vertis, Inc.
(Exact Names of Registrants as Specified in Their Charters)

Delaware (State of incorporation)	13-3768322 (I.R.S. Employer Identification Nos.)
250 West Pratt Street Baltimore, Maryland (Address of Registrant's Principal Executive Office)	21201 (Zip Code)
(410) 528-9800 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐    No ☒

Part I—FINANCIAL INFORMATION

Item 1: Financial Statements

Vertis, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

In thousands, except share amounts

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,156	$5,735
Accounts receivable, net	115,754	131,525
Inventories	38,001	37,189
Maintenance parts	18,955	18,861
Deferred income taxes	7,790	7,806
Prepaid expenses and other current assets	8,693	15,890

Total current assets	200,349	217,006
Property, plant and equipment, net	434,364	445,493
Goodwill	340,127	342,304
Investments	72,806	72,411
Deferred financing costs, net	35,272	37,113
Other assets, net	19,461	20,671

Total Assets	$1,102,379	$1,134,998

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$112,719	$133,177
Compensation and benefits payable	30,522	37,834
Accrued interest	23,087	16,588
Accrued income taxes	5,132	5,951
Current portion of long-term debt	20,221	5,384
Other current liabilities	29,081	36,587

Total current liabilities	220,762	235,521
Due to parent	7,422	7,822
Long-term debt, net of current portion	1,078,061	1,087,684
Deferred income taxes	24,826	26,073
Other long-term liabilities	27,178	27,890

Total liabilities	1,358,249	1,384,990

Stockholder's deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	408,970	408,965
Accumulated deficit	(652,429)	(646,579)
Accumulated other comprehensive loss	(12,411)	(12,378)

Total stockholder's deficit	(255,870)	(249,992)

Total Liabilities and Stockholder's Deficit	$1,102,379	$1,134,998

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

In thousands

Three Months Ended March 31,	2003	2002 As Restated
	(Unaudited)
Net sales	$371,215	$402,122

Operating expenses:
Costs of production	290,226	306,704
Selling, general and administrative	46,906	47,745
Restructuring charges		721
Depreciation and amortization of intangibles	21,404	22,619

	358,536	377,789

Operating income	12,679	24,333

Other expenses (income):
Interest expense	27,665	27,487
Amortization of deferred financing costs	2,111	2,645
Interest income	(23)	(69)
Other, net	(9,112)	254

	20,641	30,317

Loss before income taxes	(7,962)	(5,984)
Income tax (benefit) expense	(2,117)	4,399

Loss before cumulative effect of accounting change	(5,845)	(10,383)
Cumulative effect of accounting change		108,365

Net loss	$(5,845)	$(118,748)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

In thousands

Three Months Ended March 31,	2003	2002 As Restated
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(5,845)	$(118,748)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,404	22,619
Amortization of deferred financing costs	2,111	2,645
Restructuring charges		721
Cumulative effect of accounting change		108,365
Deferred income taxes	(1,644)	6,817
Other	1,299	1,013
Changes in operating assets and liabilities
Decrease in accounts receivable	15,039	31,272
Increase in inventories	(812)	(395)
Decrease (increase) in prepaid expenses and other assets	8,288	(462)
Decrease in accounts payable and other liabilities	(27,576)	(42,943)

Net cash provided by operating activities	12,264	10,904

Cash Flows from Investing Activities:
Capital expenditures	(10,506)	(4,312)
Software development costs capitalized	(741)	(548)
Proceeds from sale of property, plant and equipment	12	216

Net cash used in investing activities	(11,235)	(4,644)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facilities	7,346	(14,143)
Repayments of long-term debt	(755)	(9,197)
Deferred financing costs	(278)	(125)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(1,641)	9,565
Other financing activities	(400)	(132)

Net cash provided by (used in) financing activities	4,272	(14,032)

Effect of exchange rate changes on cash	120	469

Net increase (decrease) in cash and cash equivalents	5,421	(7,303)
Cash and cash equivalents at beginning of year	5,735	17,533

Cash and cash equivalents at end of period	$11,156	$10,230

Supplemental Cash Flow Information:
Interest paid	$20,879	$27,919

Income taxes paid	$616	$290

Detachable warrants issued		$15,766

See Notes to Condensed Consolidated Financial Statements.

VERTIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     GENERAL

        The accompanying condensed consolidated financial statements of Vertis, Inc. and Subsidiaries (collectively, "Vertis" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") and are unaudited. The financial statements include all normal and recurring adjustments that management of the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by the generally accepted accounting principles for annual financial statements. As these are condensed financial statements, one should also read the consolidated financial statements and notes in the Company's annual report on Form 10-K for the year ended December 31, 2002.

        Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

        Certain amounts for prior periods have been reclassified to conform to the current period presentation.

        The difference between net loss and total comprehensive loss is comprised of foreign currency translation and fair value of interest rate swap adjustments, which amounted to $0.1 million of loss and $0.7 million of income for the three months ended March 31, 2003 and 2002, respectively.

2.     RESTRUCTURING CHARGES

        In the first quarter of 2002, Vertis Europe combined two facilities and recorded $1.7 million in restructuring charges comprised mainly of severance and facility closure costs. Offsetting these charges is an adjustment to the estimate of 2001 restructuring costs made in 2002. During the remainder of 2002, the Company recorded an additional $18.4 million in restructuring costs related to the closure of five facilities and the termination of approximately 400 employees in the Advertising Technology Services segment and the consolidation of production capabilities, including the termination of 133 employees, within the Direct Marketing Services segment.

        There were no restructuring costs incurred in the first quarter of 2003. As of March 31, 2003, the restructuring programs are complete. The Company expects to pay approximately $6.3 million of the accrued restructuring costs during the next year, and the remainder, approximately $4.0 million, by 2007.

3.     GOODWILL AND OTHER INTANGIBLES

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 ("SFAS 142"), "Goodwill and Other Intangibles." Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. The Company stopped amortizing its existing goodwill as of January 1, 2002. Additionally, under the transitional provisions of SFAS 142, the Company's goodwill was tested for impairment as of January 1, 2002. Each of the Company's reporting units was tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method. As a result of the Company's impairment test completed in the third quarter of 2002, the Company recorded an impairment loss of $86.6 million at the Vertis Advertising Technology Services segment and

$21.8 million at the Vertis Europe segment to reduce the carrying value of goodwill to its implied fair value. Impairment in both cases was due to a combination of factors including operating performance and acquisition price. In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 condensed consolidated statements of operations and cash flows. The amount of the impairment charge includes the effect of taxes of $6.8 million, which had not been initially recorded in the Company's September 30, 2002 financial statements. As a result, the operating results and cash flows for the quarter ended March 31, 2002 have been restated, net of tax.

        Goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. The Company has completed its annual goodwill impairment test for 2003, which did not indicate any goodwill impairment.

4.     ACCOUNTS RECEIVABLE

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

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the 1996 Facility and the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $0.9 million in both the three months ended March 31, 2003 and 2002, respectively.

        At March 31, 2003 and December 31, 2002, accounts receivable of $112.6 million and $125.9 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable. At March 31, 2003 and December 31, 2002, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $43.4 million and $46.3 million, respectively, which is included in Accounts receivable, net on the balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $336.5 million and $379.1 million in the first quarter of 2003 and 2002, respectively.

        Fees for the program under the facilities vary based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 90 basis points in 2003 and 37 basis points in 2002. These fees, which totaled $0.7 million in the first quarter of 2003 and $0.8 million in the first quarter of 2002, are included in Other, net.

5.     INVENTORY

        Inventories are summarized as follows:

	March 31, 2003	December 31, 2002
	(In thousands)
Paper	$21,337	$20,412
Work in process	6,698	6,438
Ink and chemicals	3,964	4,075
Other	6,002	6,264

	$38,001	$37,189

6.     SEGMENT INFORMATION

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

  •
  Vertis Europe—includes direct marketing and advertising technology products and services provided in Europe, principally the United Kingdom.

        The following is unaudited information regarding the Company's segments:

		Three months ended March 31,
		2003		2002
		(In thousands)
Net Sales	Vertis Retail and Newspaper Services Vertis Direct Marketing Services Vertis Advertising Technology Services Vertis Europe Elimination of intersegment sales	$227,738 71,209 41,885 35,078 (4,695)		$247,836 79,026 50,979 30,065 (5,784)

	Consolidated	$371,215		$402,122

EBITDA	Vertis Retail and Newspaper Services Vertis Direct Marketing Services Vertis Advertising Technology Services Vertis Europe General Corporate	$24,703 9,037 (668 2,562 (1,551	) )	$34,330 11,006 324 1,943 (651)

	Consolidated EBITDA	34,083		46,952
	Depreciation and amortization of intangibles	21,404		22,619

	Consolidated Operating Income	12,679		24,333
	Interest expense	27,665		27,487
	Amortization of deferred financing costs	2,111		2,645
	Interest income	(23)		(69)
	Other, net	(9,112)		254
	Income tax (benefit) expense	(2,117)		4,399

	Consolidated Loss before Cumulative Effect of Accounting Change	$(5,845)		$(10,383)

Depreciation and Amortization of Intangibles	Vertis Retail and Newspaper Services Vertis Direct Marketing Services Vertis Advertising Technology Services Vertis Europe	$10,730 4,761 4,086 1,827		$11,155 4,931 4,784 1,749

	Consolidated	$21,404		$22,619

        EBITDA represents the sum of operating income, depreciation and amortization of intangibles. For a reconciliation of EBITDA to operating income by segment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

7.     NEW ACCOUNTING PRONOUNCEMENTS

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. In the first quarter of 2003, the Company adopted the provisions of this statement, which did not have an impact on the condensed consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees." The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. In the first quarter of 2003, the Company adopted the provisions of this statement, which did not have an impact on the condensed consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. The disclosure provisions of this standard are effective for fiscal years ended after December 15, 2002 and have been incorporated into these condensed consolidated financial statements and accompanying notes (see Note 9).

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special-purpose entities. The Company believes that the adoption of this interpretation, required for fiscal periods beginning after June 15, 2003, will not have a material impact on the Company's condensed consolidated financial position or results of operations.

8.     LONG TERM DEBT

        Long-term debt consisted of the following:

	March 31, 2003	December 31, 2002
	(In thousands)
Revolving credit facility	$160,540	$155,161
Term loan A	124,981	124,981
Term loan B	183,748	184,219
10 7/8% senior notes	347,774	347,685
Senior subordinated credit facility	168,929	279,579
13 1/2% senior subordinated notes	111,152
Other notes	1,158	1,443

	1,098,282	1,093,068
Current portion	(20,221)	(5,384)

	$1,078,061	$1,087,684

        The credit facility (the "Credit Facility") consists of three components:

  •
  A revolving credit facility which allows borrowings of up to $250.0 million, including borrowings in British pounds sterling of up to the equivalent of $160.0 million. The revolving credit facility matures December 7, 2005 with no repayment of principal until maturity. Interest is payable at the Company's option either (a) at the Prime rate plus a margin of 2.00% or (b) at the LIBOR rate plus a margin of 3.00%. These margins may decline over time in accordance with covenants in the Credit Facility;

  •
  Term Loan A, which requires periodic principal payments through December 7, 2005, as well as mandatory repayments in the event of specified asset sales and certain other events. A portion of this term loan, $73.1 million, was repaid in 2002 in connection with the issuance of the 10 7/8% notes, hereinafter defined, discussed below. Interest is payable at the Company's option either (a) at the Prime rate plus a margin of 2.00% or (b) at the LIBOR rate plus a margin of 3.00%. These margins may decline over time in accordance with covenants in the Credit Facility; and

  •
  Term Loan B, which requires periodic principal payments through December 7, 2008, as well as repayments at the lenders' option in the event of specified asset sales. A portion of this term loan, $108.4 million, was repaid in 2002 in connection with the issuance of the 10 7/8% notes discussed below. Interest is payable at the Company's option either (a) at the Prime rate plus a margin of 2.75% or (b) at the LIBOR rate plus a margin of 3.75%.

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

        The senior subordinated credit facility, which was originally issued as a bridge facility, was converted into a term loan in December 2000, expiring on December 7, 2009. The interest rate of the term notes representing such term loan is 13 1/2%. In connection with the issuance of the 10 7/8% notes, $156.5 million was repaid under the senior subordinated credit facility. Pursuant to the senior subordinated credit facility, the Company issued $111.2 million 13 1/2% senior subordinated notes due December 7, 2009 (the "Exchange Notes") in the first quarter of 2003 and $89.7 million Exchange Notes on April 23, 2003 in exchange for some of the term notes. The remaining $79.2 million of outstanding term notes can be exchanged at the election of the holder in accordance with the senior subordinated credit facility. The Exchange Notes pay interest semi-annually on May 15 and November 15 of each year.

        The Credit Facility, the senior subordinated credit facility, the 10 7/8% notes and the Exchange Notes contain certain covenants including, among other things, restrictions on capital expenditures, dividends, investments and indebtedness and maintenance of specified levels of interest coverage and leverage. All of the Company's assets are pledged as collateral for the outstanding debt under the Credit Facility. At March 31, 2003, the Company is in compliance with its debt covenants.

        At March 31, 2003, the aggregated maturities of long-term debt were:

For the Twelve Months Ended March 31,	Term Loan A	Term Loan B	Other Debt	Total Long- Term Debt
	(In thousands)
2004	$17,258	$1,886	$1,077	$20,221
2005	60,811	1,886	82	62,779
2006	46,912	1,886	160,540	209,338
2007		23,499		23,499
2008		88,338		88,338
Thereafter		66,253	627,854	694,107

	$124,981	$183,748	$789,553	$1,098,282

9.     VERTIS HOLDINGS STOCK AWARD AND INCENTIVE PLAN

        Employees of the Company participate in Vertis' parent company, Vertis Holdings, Inc.'s 1999 Equity Award Plan (the "Stock Plan"), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. As of March 31, 2003, only options have been granted under the Stock Plan.

        The Company accounts for the Stock Plan under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income. The following table summarizes the effect of accounting for these awards as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," had been applied.

	Three months ended March 31,
	2003	2002
	(In thousands)
Net loss:
As reported	$(5,845)	$(118,748)
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(284)	(587)

Pro forma	$(6,129)	$(119,335)

10.   OTHER, NET

        Other, net for the three months ended March 31, 2003 consists primarily of a $10.1 million recovery from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc. Offsetting this income are the fees associated with the A/R Facility (see Note 4).

        Other, net for the three months ended March 31, 2002 consists primarily of $0.8 million in fees associated with the 1996 Facility (see Note 4), offset by gains on the sale of property, plant and equipment.

11.   GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        The Company has 10 7/8% notes (see Note 8), which are general unsecured obligations of Vertis, Inc., and guaranteed by certain of Vertis, Inc.'s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of March 31, 2003 and December 31, 2002, and for the three months ended March 31, 2003 and 2002 are included for (a) Vertis, Inc. (the "Parent") on a stand-alone basis; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet at March 31, 2003

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$5,354	$4,904	$898		$11,156
Accounts receivable, net	60,008	27,789	27,957		115,754
Inventories	24,451	11,712	1,838		38,001
Maintenance parts	15,867	3,088			18,955
Deferred income taxes	7,790				7,790
Prepaid expenses and other current assets	4,940	479	3,274		8,693

Total current assets	118,410	47,972	33,967		200,349
Intercompany Receivable	125,017			$(125,017)
Investments in subsidiaries	109,323	18,239		(127,562)
Property, plant and equipment, net	305,243	107,747	21,374		434,364
Goodwill	197,202	48,626	94,299		340,127
Investments			72,806		72,806
Deferred financing costs, net	35,153		119		35,272
Other assets, net	18,236	1,193	32		19,461

Total Assets	$908,584	$223,777	$222,597	$(252,579)	$1,102,379

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$72,454	$25,238	$15,027		$112,719
Compensation and benefits payable	22,930	7,045	547		30,522
Accrued interest	21,214		1,873		23,087
Accrued income taxes	9,834	(2,164)	(2,538)		5,132
Current portion of long-term debt	20,221				20,221
Other current liabilities	11,612	8,920	8,549		29,081

Total current liabilities	158,265	39,039	23,458		220,762
Due to parent		108,523	23,916	$(125,017)	7,422
Long-term debt, net of current portion	972,104		105,957		1,078,061
Deferred income taxes	26,217	(2,285)	894		24,826
Other long-term liabilities	19,598	7,268	312		27,178

Total liabilities	1,176,184	152,545	154,537	(125,017)	1,358,249
Stockholder's (deficit) equity	(267,600)	71,232	68,060	(127,562)	(255,870)

Total Liabilities and Stockholder's (Deficit) Equity	$908,584	$223,777	$222,597	$(252,579)	$1,102,379

Condensed Consolidating Balance Sheet at December 31, 2002

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$3,590	$99	$2,046		$5,735
Accounts receivable, net	72,106	25,954	33,465		131,525
Inventories	23,906	11,867	1,416		37,189
Maintenance parts	15,799	3,062			18,861
Deferred income taxes	7,790		16		7,806
Prepaid expenses and other current assets	10,647	2,344	2,899		15,890

Total current assets	133,838	43,326	39,842		217,006
Intercompany receivable	97,374			$(97,374)
Investments in subsidiaries	98,428	18,240		(116,668)
Property, plant and equipment, net	305,300	117,877	22,316		445,493
Goodwill	197,202	48,625	96,477		342,304
Investments			72,411		72,411
Deferred financing costs, net	36,985		128		37,113
Other assets, net	19,277	1,361	33		20,671

Total Assets	$888,404	$229,429	$231,207	$(214,042)	$1,134,998

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$82,168	$32,565	$18,444		$133,177
Compensation and benefits payable	27,466	9,650	718		37,834
Accrued interest	14,493		2,095		16,588
Accrued income taxes	8,548	(180)	(2,417)		5,951
Current portion of long-term debt	5,341	43			5,384
Other current liabilities	16,768	10,099	9,720		36,587

Total current liabilities	154,784	52,177	28,560		235,521
Due to parent		80,678	24,518	$(97,374)	7,822
Long-term debt, net of current portion	980,678		107,006		1,087,684
Deferred income taxes	27,447	(2,284)	910		26,073
Other long-term liabilities	20,030	7,472	388		27,890

Total liabilities	1,182,939	138,043	161,382	(97,374)	1,384,990
Stockholder's (deficit) equity	(294,535)	91,386	69,825	(116,668)	(249,992)

Total Liabilities and Stockholder's (Deficit) Equity	$888,404	$229,429	$231,207	$(214,042)	$1,134,998

Condensed Consolidating Statement of Operations
Three months ended March 31, 2003

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Net sales	$251,897	$88,556	$35,598	$(4,836)	$371,215

Operating expenses:
Costs of production	203,600	$66,494	24,968	(4,836)	290,226
Selling, general and administrative	29,196	9,690	8,020		46,906
Depreciation and amortization of intangibles	14,163	5,388	1,853		21,404

	246,959	81,572	34,841	(4,836)	358,536

Operating income	4,938	6,984	757		12,679

Other expenses (income):
Interest expense	25,728		1,937		27,665
Amortization of deferred financing costs	2,111				2,111
Interest income	(6)	(6)	(11)		(23)
Other, net	(8,995)	(138)	21		(9,112)

	18,838	(144)	1,947		20,641

Equity in net income (loss) of subsidiaries	6,079			(6,079)
(Loss) income before income taxes	(7,821)	7,128	(1,190)	(6,079)	(7,962)
Income tax benefit	(1,976)	(4)	(137)		(2,117)

Net (loss) income	$(5,845)	$7,132	$(1,053)	$(6,079)	$(5,845)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2002
As restated

In thousands

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$272,903	$104,399	$30,604	$(5,784)	$402,122

Operating expenses:
Costs of production	215,093	76,664	20,731	(5,784)	306,704
Selling, general and administrative	29,751	11,859	6,135		47,745
Restructuring charges	(1,959)	877	1,803		721
Depreciation and amortization of intangibles	14,975	5,846	1,798		22,619

	257,860	95,246	30,467	(5,784)	377,789

Operating income	15,043	9,153	137		24,333

Other expenses (income):
Interest expense	25,641	(55)	1,901		27,487
Amortization of deferred financing costs	2,645				2,645
Interest income	(51)	(13)	(5)		(69)
Other, net	(391)	(144)	789		254

	27,844	(212)	2,685		30,317

Equity in net loss of subsidiaries	(40,825)			40,825
(Loss) income before income taxes	(53,626)	9,365	(2,548)	40,825	(5,984)
Income tax expense (benefit)	1,183	3,600	(384)		4,399

(Loss) income before cumulative effect of accounting change	(54,809)	5,765	(2,164)	40,825	(10,383)
Cumulative effect of accounting change	63,939	22,661	21,765		108,365

Net (loss) income	$(118,748)	$(16,896)	$(23,929)	$40,825	$(118,748)

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2003

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
Cash Flows from Operating Activities	$(30,914)	$43,195	$(17)	$12,264

Cash Flows from Investing Activities:
Capital expenditures	(7,884)	(962)	(1,660)	(10,506)
Software development costs capitalized	(741)			(741)
Proceeds from sale of property, plant and equipment and divested assets	(111)		123	12

Net cash used in investing activities	(8,736)	(962)	(1,537)	(11,235)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	6,416		930	7,346
Repayments of long-term debt	(700)	(43)	(12)	(755)
Deferred financing costs	(278)			(278)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(1,701)	60		(1,641)
Other financing activities	37,677	(37,445)	(632)	(400)

Net cash provided by (used in) by financing activities	41,414	(37,428)	286	4,272

Effect of exchange rate changes on cash			120	120

Net increase (decrease) in cash and cash equivalents	1,764	4,805	(1,148)	5,421
Cash and cash equivalents at beginning of year	3,590	99	2,046	5,735

Cash and cash equivalents at end of the period	$5,354	$4,904	$898	$11,156

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2002
As restated

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
Cash Flows from Operating Activities	$(82,830)	$71,947	$21,787	$10,904

Cash Flows from Investing Activities:
Capital expenditures	(2,275)	(1,481)	(556)	(4,312)
Software development costs capitalized	(548)			(548)
Proceeds from sale of property, plant and equipment and divested assets	216			216

Net cash used in investing activities	(2,607)	(1,481)	(556)	(4,644)

Cash Flows from Financing Activities:
Net repayments under revolving credit facilities	(11,845)		(2,298)	(14,143)
Repayments of long-term debt	(9,055)	(136)	(6)	(9,197)
Deferred financing costs	(125)			(125)
Increase in outstanding checks drawn on controlled disbursement accounts	7,695		1,870	9,565
Other financing activities	85,488	(63,170)	(22,450)	(132)

Net cash provided by (used in) by financing activities	72,158	(63,306)	(22,884)	(14,032)

Effect of exchange rate changes on cash			469	469

Net (decrease) increase in cash and cash equivalents	(13,279)	7,160	(1,184)	(7,303)
Cash and cash equivalents at beginning of year	14,618	(358)	3,273	17,533

Cash and cash equivalents at end of the period	$1,339	$6,802	$2,089	$10,230

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

        We operate through four principal business segments. Vertis Retail and Newspaper Services ("RNS"), Vertis Direct Marketing Services ("DMS") and Vertis Advertising Technology Services ("ATS") provide advertising solutions to clients on a functional basis in the U.S., while Vertis Europe provides both production and direct marketing services to clients overseas, predominantly in the U.K.

        When we use the terms "Vertis", the "Company", "we" and "our", we mean Vertis, Inc., a Delaware corporation, and its consolidated subsidiaries. The words "Vertis Holdings" refer to Vertis Holdings, Inc., the parent company of Vertis and its sole stockholder.

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

        In the first quarter of 2002, Vertis Europe combined two facilities and recorded $1.7 million in restructuring charges comprised mainly of severance and facility closure costs. Offsetting these charges is an adjustment to the estimate of 2001 restructuring costs made in 2002. During the remainder of 2002, the Company recorded an additional $18.4 million in restructuring costs related to the closure of five facilities and the termination of approximately 400 employees in the ATS segment and the consolidation of production capabilities, including the termination of 133 employees, within the DMS segment.

        There were no restructuring costs incurred in the first quarter of 2003. As of March 31, 2003, these restructuring programs are complete.

Results Of Continuing Operations

        The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows.

	Three months ended March 31,		Percentage of Sales
	2003	2002	2003	2002
	(In thousands)
Net sales	$371,215	$402,122	100.0%	100.0%

Costs of production	290,226	306,704	78.2%	76.3%
Selling, general and administrative	46,906	47,745	12.6%	11.9%
Restructuring charges		721	0.0%	0.2%
Depreciation and amortization of intangibles	21,404	22,619	5.8%	5.6%

Total operating costs	358,536	377,789	96.6%	94.0%

Operating income	12,679	24,333	3.4%	6.0%

Other data:
Cash flows provided by operating activities	$12,264	$10,904
Cash flows used in investing activities	11,235	4,644
Cash flows provided by (used in) financing activities	4,272	(14,032)
EBITDA	34,083	46,952	9.2%	11.7%

        EBITDA is included in this document as it is the primary performance measure we use to evaluate our business segments. EBITDA represents the sum of operating income, depreciation and amortization of intangibles. We present EBITDA here to provide additional information regarding our ability to meet our future debt service, capital expenditures and working capital requirements and because it is the measure by which we gauge the profitability of our segments. EBITDA is not a measure of financial performance in accordance with accounting principles generally accepted in the United States of America. You should not consider it an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Our calculation of EBITDA may be different than the calculation used by other companies and therefore comparability may be limited.

        EBITDA as used by management is calculated as follows:

	Three months ended March 31,
	2003	2002
	(In thousands)
Loss before cumulative effect of accounting change	$(5,845)	$(10,383)
Income tax (benefit) expense	(2,117)	4,399
Other, net	(9,112)	254
Interest income	(23)	(69)
Amortization of deferred financing costs	2,111	2,645
Interest expense	27,665	27,487

Operating income	12,679	24,333
Depreciation and amortization of intangibles	21,404	22,619

EBITDA	$34,083	$46,952

General

        Several factors can affect the comparability of our results from one period to another. Primary among these factors are the cost of paper, changes in business mix, the timing of restructuring expense and the realization of the associated benefits, and the current economic environment.

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

        In the first quarter of 2003, the economic environment continued to decline, affecting our first quarter performance. Recent world events have continued to affect customer confidence. A substantial portion of our revenue is generated from customers in various sections of the retail industry, which have been particularly impacted by the recent prolonged economic downturn. If this ongoing difficult economic environment continues, it is likely that our results for the remainder of 2003 will be negatively impacted as well.

        You should consider all of these factors in reviewing the discussion of our operating results.

Results of Operations—Three months ended March 31, 2003 compared to three months ended March 31, 2002

        Net sales declined $30.9 million, or 7.7%, from $402.1 million in the first quarter of 2002 to $371.2 million in the first quarter of 2003, reflecting the ongoing difficult economic environment, exacerbated by the war in the Middle East. The overall decline in revenue reflects the impact of declines in the cost of paper, which amounted to $5.6 million, of which more than 100%, or $6.0 million, occurred at RNS.

        At RNS, net sales declined $20.1 million, or 8.1% from $247.8 million for the three months ended March 31, 2002 to $227.7 million for the three months ended March 31, 2003. The decline in the cost of paper contributed $6.0 million to the overall decline in net sales. The remainder of the decline in net sales was the result of competitive pricing pressure and changes in product mix.

        At DMS, net sales in the first quarter of 2003 amounted to $71.2 million compared to $79.0 million in the comparable 2002 period. The decline in net sales of $7.8 million, or 9.9%, was the result of increases in impression volume offset by lower pricing due to a shift by our customers to less complex products and market-driven delays in traditional direct mail campaigns by certain end-users.

        At ATS, net sales declined $9.1 million, or 17.8%, from $51.0 million for the three months ended March 31, 2002 to $41.9 million for the three months ended March 31, 2003 due to weak demand, most notably in the agency business which accounted for $6.5 million, or 71.4%, of the overall decline in net sales.

        At our Vertis Europe segment, net sales amounted to $35.1 million in the first quarter of 2003 as compared to $30.1 million in the first quarter of 2002, an increase of $5.0 million, 16.6%. A significant portion of the increase, $3.9 million, was the result of positive foreign exchange rate fluctuations. The balance reflects growth in Vertis Europe's direct marketing business of $0.8 million, or 3.7%, and advertising production business of $0.4 million, or 4.2%.

        For the three months ended March 31, costs of production decreased $16.5 million, 5.4%, from $306.7 million in 2002 to $290.2 million in 2003. As a percentage of net sales, cost of production increased 1.9 percentage points for the three months ended March 31, 2003, largely due to the noted decline in net sales. The cost of paper and ink consumed represents $12.6 million of the decline in costs of production. The balance of the decline in costs of production was the result of strong cost management of variable costs and the ongoing efforts to improve operating efficiencies.

        Selling, general and administrative expenses decreased $0.8 million for the three months ended March 31, 2003 compared to 2002. The decline reflects benefits realized from our restructuring programs and other cost control measures. In 2003, selling, general and administrative expenses as a percentage of net sales were 12.6% which was 0.7 percentage points higher than the three months ended March 31, 2002, largely due to the noted decline in net sales.

        There were no restructuring charges for the three months ended March 31, 2003. In the comparable 2002 period, restructuring charges totaled $0.7 million, which were comprised mainly of severance costs and facility closure costs associated with the consolidation of two Vertis Europe facilities, offset by an adjustment to the estimate of 2001 restructuring costs made in 2002.

        Operating income amounted to $12.7 million for the three months ended March 31, 2003, a decline of 47.9% compared to operating income of $24.3 million in the comparable 2002 period. As a percentage of net sales, operating income decreased 2.6 percentage points to 3.4% for the three months ended March 31, 2003 as compared to 6.0% in the comparable period of 2002. The reduction in operating income is primarily attributable to the noted decline in net sales which was only partially offset by cost management initiatives and our continued focus on operating efficiencies.

        Net loss for the three months ended March 31, 2003 was $5.8 million, a decrease in loss of $112.9 million as compared to the first quarter of 2002. Included in the 2002 net loss is a $108.4 million charge for the cumulative effect of accounting change resulting from our adoption of SFAS No. 142 (see "New Accounting Pronouncements"). Loss before cumulative effect of accounting change for the three months ended March 31, 2003 decreased from the comparable prior year period by $4.5 million. Interest expense and amortization of deferred financing costs were relatively flat when comparing the first quarter of 2003 to 2002. The increase in other non-operating income of $9.4 million in the three months ended March 31, 2003 versus the three months ended March 31, 2002, is largely due to a $10.1 million life insurance recovery from a policy which covered the former Chairman of Vertis Holdings.

        A reconciliation of Operating income (loss) to EBITDA by segment for the three months ended March 31, 2003 and 2002 is as follows:

	RNS	DMS	ATS	Vertis Europe	Corporate	Total
	(In thousands)
Three months ended March 31, 2003
Operating income (loss)	$13,973	$4,276	$(4,754)	$735	$(1,551)	$12,679
Depreciation and amortization of intangibles	10,730	4,761	4,086	1,827		21,404

EBITDA	$24,703	$9,037	$(668)	$2,562	$(1,551)	$34,083

Three months ended March 31, 2002
Operating income (loss)	$23,175	$6,075	$(4,460)	$194	$(651)	$24,333
Depreciation and amortization of intangibles	11,155	4,931	4,784	1,749		22,619

EBITDA	$34,330	$11,006	$324	$1,943	$(651)	$46,952

        EBITDA was $34.1 million for the three months ended March 31, 2003 compared to $47.0 million in the comparable period of 2002, a decrease of $12.9 million, or 27.4%. EBITDA reflects the decline in net sales discussed above, which was only partially offset by cost management initiatives and our continued focus on operating efficiencies.

        At RNS, EBITDA amounted to $24.7 million for the three months ended March 31, 2003, a decline of $9.6 million, or 28.0%, largely due to competitive pricing pressures and changes in product mix and, to a lesser degree, higher fixed spending, including severance costs associated with volume-related reductions in staff.

        At DMS, EBITDA amounted to $9.0 million for the three months ended March 31, 2003, a decline of $2.0 million, or 17.9%. These results are directly related to the noted net sales decline, which was partially offset by cost reductions.

        ATS EBITDA declined $1.0 million to a loss of $0.7 million for the three months ended March 31, 2003 as compared to the prior year. Lower costs reflect the right-sizing initiatives implemented in 2002, but the lower cost base only partially mitigated the decline in net sales due to the poor advertising environment.

        At Vertis Europe, EBITDA of $2.6 million for the three months ended March 31, 2003, represents growth of 31.9% as compared to EBITDA of $1.9 million in the comparable prior year period. Of the increase, $1.7 million resulted from a decrease in restructuring charges, which was partially offset by higher production costs.

Liquidity and Capital Resources

Sources of Funds

        We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

        We believe that the facilities in place, as well as our cash flows, will be sufficient to meet operational needs (including capital expenditures and restructuring costs) for the next twelve months. At March 31, 2003, we had approximately $84.8 million available to borrow under our revolving credit facility. There can be no assurance, however, that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt or obtain additional financing to refinance debt we assume in acquisition transactions. In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

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

  Foreign Currency

        Fluctuation in foreign currency would affect approximately $106.0 million of the British pound sterling based debt as of March 31, 2003.

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

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the 1996 Facility and the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $0.9 million in both the three months ended March 31, 2003 and 2002, respectively.

        At March 31, 2003 and December 31, 2002, accounts receivable of $112.6 million and $125.9 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable. At March 31, 2003 and December 31, 2002, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $43.4 million and $46.3 million, respectively which is included in Accounts receivable, net on the balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $336.5 million and $379.1 million in the first quarter of 2003 and 2002, respectively.

        Fees for the program under the facilities vary based on the amount of interests sold and the London Inter Bank Offered Rate plus an average margin of 90 basis points in 2003 and 37 basis points in 2002. These fees, which totaled $0.7 million in the first quarter of 2003 and $0.8 million in the first quarter of 2002, are included in Other, net.

        We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

  Debt

        In 2002, we issued $350.0 million of 10 7/8% senior unsecured notes with a maturity date of June 15, 2009. After deducting the initial purchasers' discounts and transaction expenses, the net proceeds received by us from the sale of such notes were approximately $338.0 million. We used such net proceeds to repay $181.5 million of the term loans outstanding under our senior credit facility and $156.5 million of debt outstanding under our senior subordinated credit facility. The net proceeds applied to the term loans were paid such that there are substantially no principal repayments required until the first quarter of 2004. In addition, pursuant to the senior subordinated credit facility, we issued $111.2 million 13 1/2% senior subordinated notes due December 7, 2009 in the first quarter of 2003 and $89.7 million such senior subordinated notes on April 23, 2003 in exchange for some of the term notes under the senior subordinated credit facility.

        Our senior credit facility, senior subordinated credit facility, the outstanding 10 7/8% notes due June 15, 2009 and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 contain certain customary covenants limiting our ability to engage in certain activities including, among other things, restrictions on capital expenditures, dividends, investments and indebtedness and maintenance of specified levels of interest coverage and leverage. All of our assets are pledged as collateral for the outstanding debt under our senior credit facility. At March 31, 2003, we are in compliance with our debt covenants. While we currently expect to be in compliance in future periods, if the fragile economic conditions that have influenced our results to date continue, there can be no assurance that these debt covenants will continue to be met. For further information on our long-term debt, see Note 8 to the condensed consolidated financial statements.

  Working Capital

        Our current liabilities exceeded current assets by $20.4 million at March 31, 2003 and by $18.5 million at December 31, 2002. This represents a decrease in working capital of $1.9 million for the three months ended March 31, 2003. The working capital amounts exclude accounts receivable sold under the A/R Facility, the proceeds of which serve to reduce long-term borrowings under our revolving credit facility. Since we maintain an interest in the receivables and have been contracted to service the receivables, we view working capital excluding the effects of the off-balance sheet A/R Facility (i.e., adding back receivables and reflecting the offsetting increase in long-term debt as if the A/R Facility was not in place, see above). Excluding the effect of the A/R Facility, working capital at March 31, 2003 and December 31, 2002 would have been $92.2 million and $107.3 million, respectively. The ratio of current assets to current liabilities as of March 31, 2003 was 0.91 to 1 (1.42 to 1, excluding the A/R Facility effect) compared to 0.92 to 1 as of December 31, 2002 (1.46 to 1, excluding the A/R Facility effect).

        The decrease in working capital was primarily due to an increase in the current portion of long-term debt and accrued interest, offset by fluctuations in operating assets and liabilities.

Summary of Cash Flows

Cash Flows from Operating Activities

        Net cash provided by operating activities for the three months ended March 31, 2003 increased by $1.4 million from the 2002 level. Adjusted for the increase (decrease) in outstanding checks drawn on controlled disbursement accounts, which are classified as a financing activity, net cash provided by operating activities decreased $9.8 million when comparing the first quarter of 2003 to 2002. This is a result of the timing of payments and collection of receivables and the decrease in loss before cumulative effect of accounting change.

Cash Flows from Investing Activities

        Net cash used for investing activities in the three months ended March 31, 2003 increased from the 2002 level due to a $6.2 million increase in capital expenditures.

Cash Flows from Financing Activities

        The amounts of cash used in financing activities in each period reflect the relative levels of capital expenditures and investments in those years. In 2002, we issued $350.0 million of senior unsecured notes, which, after debt discount and fees, netted proceeds of approximately $338.0 million. The proceeds of these issuances were used to repay existing debt and the net proceeds applied to the term loans were paid such that there are substantially no principal repayments required until the first quarter of 2004. Consequentially, the result of this transaction effectively reduced our repayments of long-term debt in the first quarter of 2003 as compared to the first quarter of 2002.

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

New Accounting Pronouncements

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS') No.142 ("SFAS 142"). Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. Under the transitional provisions of SFAS 142, our goodwill was tested for impairment as of January 1, 2002. Each of our reporting units was tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method. As a result of our impairment test completed in the third quarter of 2002, we recorded an impairment loss of $86.6 million at ATS and $21.8 million at Vertis Europe to reduce the carrying value of goodwill to its implied fair value. Impairment in both cases was due to a combination of factors including operating performance and acquisition price. In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 condensed consolidated statements of operations and cash flows. The amount of the impairment charge includes the effect of taxes of $6.8 million, which had not been initially recorded in the Company's September 30, 2002 financial statements. As a result, the operating results and cash flows for the quarter ended March 31, 2002 have been restated, net of tax.

        Goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable. Our goodwill was tested for impairment again in the first quarter of 2003 and there was no impairment of goodwill found based on the valuation results.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. In the first quarter of 2003, we adopted the provisions of this statement, which did not have an impact on our condensed consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees." The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. In the first quarter of 2003, we adopted the provisions of this statement, which did not have an impact on our condensed consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, "Stock- Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into our financial statements and accompanying notes included elsewhere in this document.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special-purpose entities. We believe that the adoption of this interpretation, required for fiscal periods beginning after June 15, 2003, will not have a material impact on the Company's consolidated financial position or results of operations.

Outlook

        In the first quarter of 2003, fragile economic conditions and geopolitical uncertainties had a significant adverse effect on our results of operations. This economic climate continues to produce a weak demand for printing, a difficult pricing environment and escalating costs. Because this economic environment reflects substantial uncertainty, it is very difficult to estimate how it will affect our results for the year. We currently expect our results for the first half of 2003 to be below 2002 results. If the current downturn continues, this impact may extend to our second half results as well.

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

Quantitative Information

        At March 31, 2003, 41.0% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable).

        If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended March 31, 2003 by approximately $2.2 million.

        For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all other factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at March 31, 2003 and does not provide for changes in borrowings that may occur in the future.

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

Item 5. Other Information

Forward Looking Statements

        We have included in this quarterly report on Form 10-Q, and from time to time our management may make, statements which may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You may find discussions containing such forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this quarterly report generally. In addition, when used in this quarterly report, the words "believes," "anticipates," "expects," "estimates," "plans," "projects," "intends" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to those discussed in our annual report on Form 10-K dated March 26, 2003, under "Certain Factors That May Effect Our Business" as well as:

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

        Consequently, readers of this quarterly report should consider these forward-looking statements only as our current plans, estimates and beliefs. We do not undertake and specifically decline any obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. We undertake no obligation to update or revise any forward-looking statement in this document to reflect any new events or any change in conditions or circumstances. All of the forward-looking statements in this document are expressly qualified by these cautionary statements. Even if these plans, estimates or beliefs change because of future events or circumstances after the date of these statements, or because anticipated or unanticipated events occur, we disclaim any obligation to update these forward-looking statements.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    Exhibit 4.1    Indenture, dated as of February 28, 2003, among Vertis, Inc. (the "Company"), as Issuer, the Company's subsidiaries listed on the signature pages thereof (the "Subsidiary Guarantors") and the Bank of New York, as Trustee.

    Exhibit 4.2    Registration Rights Agreement, dated as of February 28, 2003, among the Company, the Subsidiary Guarantors, Deutsche Bank Trust Corporation, JPMorgan Chase Bank and Banc of America Bridge LLC.

  (b)
  Reports on Form 8-K

    None

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.
/s/ Donald E. Roland Donald E. Roland, Chairman, President and Chief Executive Officer
/s/ Dean D. Durbin Dean D. Durbin Chief Financial Officer

Date: May 6, 2003

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

Date: May 6, 2003

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

/s/ Dean D. Durbin Name: Dean D. Durbin Title: Chief Financial Officer

Date: May 6, 2003

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1	Indenture, dated as of February 28, 2003, among Vertis, Inc. (the "Company"), as Issuer, the Company's subsidiaries listed on the signature pages thereof (the "Subsidiary Guarantors") and The Bank of New York, as Trustee.
4.2	Registration Rights Agreement, dated as of February 28, 2003, among the Company, the Subsidiary Guarantors and Deutsche Bank Trust Corporation, JPMorgan Chase Bank and Banc of America Bridge LLC.

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
  Condensed Consolidating Balance Sheet at March 31, 2003
  Condensed Consolidating Balance Sheet at December 31, 2002
  Condensed Consolidating Statement of Operations Three months ended March 31, 2003
  Condensed Consolidating Statement of Operations Three months ended March 31, 2002 As restated
  Condensed Consolidating Statement of Cash Flows Three months ended March 31, 2003
  Condensed Consolidating Statement of Cash Flows Three months ended March 31, 2002 As restated
  Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
  Item 3. Qualitative and Quantitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
Forward Looking Statements
  Item 6. Exhibits and Reports on Form 8-K
Signatures
CERTIFICATION
EXHIBIT INDEX