Form 10-Q
period 2003-06-30
VERTIS INC
filed 2003-08-05
CIK 1178717

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                               to

Commission File Number: 333-97721

Vertis, Inc.

(Exact Names of Registrants as Specified in Their Charters)

Delaware	13-3768322
(State of incorporation)	(I.R.S. Employer Identification Nos.)

250 West Pratt Street Baltimore, Maryland	21201
(Address of Registrant’s Principal Executive Office)	(Zip Code)

(410) 528-9800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days

Yes ☒ No ☐

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of July 31, 2003 there were 1,000 shares of the registrant’s common stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1:  Financial Statements

Vertis, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share amounts

	June 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$25,045	$5,735
Accounts receivable, net	167,006	131,525
Inventories	35,524	37,189
Maintenance parts	19,305	18,861
Deferred income taxes		7,806
Prepaid expenses and other current assets	9,103	15,890
Total current assets	255,983	217,006
Property, plant and equipment, net	416,838	445,493
Goodwill	349,930	342,304
Investments	73,203	72,411
Deferred financing costs, net	33,308	37,113
Other assets, net	19,692	20,671
Total Assets	$1,148,954	$1,134,998

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$220,800	$133,177
Compensation and benefits payable	30,498	37,834
Accrued interest	10,604	16,588
Accrued income taxes	6,193	5,951
Current portion of long-term debt	866	5,384
Other current liabilities	25,321	36,587
Total current liabilities	294,282	235,521
Due to parent	7,468	7,822
Long-term debt, net of current portion	1,076,628	1,087,684
Deferred income taxes	65,877	26,073
Other long-term liabilities	28,550	27,890
Total liabilities	1,472,805	1,384,990

Stockholder’s deficit:
Common stock - authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	408,964	408,965
Accumulated deficit	(724,345)	(646,579)
Accumulated other comprehensive loss	(8,470)	(12,378)
Total stockholder’s deficit	(323,851)	(249,992)
Total Liabilities and Stockholder’s Deficit	$1,148,954	$1,134,998

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

Three Months Ended June 30,	2003	2002
	(Unaudited)

Net sales	$377,348	$408,650
Operating expenses:
Costs of production	293,095	303,989
Selling, general and administrative	43,322	43,793
Restructuring charges		2,325
Depreciation and amortization of intangibles	21,060	21,837
	357,477	371,944
Operating income	19,871	36,706
Other expenses (income):
Interest expense, net	41,044	38,704
Other, net	1,726	836
	42,770	39,540
Loss before income taxes	(22,899)	(2,834)
Income tax expense (benefit)	49,012	(1,184)
Net loss	$(71,911)	$(1,650)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

		2002
Six Months Ended June 30,	2003	As Restated
	(Unaudited)

Net sales	$748,563	$810,772
Operating expenses:
Costs of production	583,321	610,693
Selling, general and administrative	90,228	91,538
Restructuring charges		3,046
Depreciation and amortization of intangibles	42,464	44,456
	716,013	749,733
Operating income	32,550	61,039
Other expenses (income):
Interest expense, net	70,797	68,767
Other, net	(7,386)	1,090
	63,411	69,857
Loss before income taxes	(30,861)	(8,818)
Income tax expense	46,895	3,215
Loss before cumulative effect of accounting change	(77,756)	(12,033)
Cumulative effect of accounting change		108,365
Net loss	$(77,756)	$(120,398)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

In thousands

		2002
Six Months Ended June 30,	2003	As Restated
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(77,756)	$(120,398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,464	44,456
Amortization of deferred financing costs	4,270	5,283
Write-off of deferred financing fees	10,958	8,239
Restructuring charges		3,046
Cumulative effect of accounting change		108,365
Deferred income taxes	49,459	(2,952)
Other	2,770	1,705
Changes in operating assets and liabilities (excluding effect of acquisition)
Decrease in accounts receivable	29,990	21,468
Decrease in inventories	1,667	2,804
Decrease (increase) in prepaid expenses and other assets	7,243	(2,069)
Decrease in accounts payable and other liabilities	(3,760)	(59,036)
Net cash provided by operating activities	67,305	10,911

Cash Flows from Investing Activities:
Capital expenditures	(12,679)	(12,675)
Software development costs capitalized	(1,517)	(1,199)
Proceeds from sale of property, plant and equipment	524	376
Acquisition of business, net of cash acquired	(57)
Net cash used in investing activities	(13,729)	(13,498)

Cash Flows from Financing Activities:
Issuance of long-term debt	340,714	247,500
Net repayments under revolving credit facilities	(50,834)	(10,516)
Repayments of long-term debt	(309,714)	(250,014)
Deferred financing costs	(11,441)	(9,384)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(3,628)	13,240
Other financing activities	(364)	(717)
Net cash used in financing activities	(35,267)	(9,891)
Effect of exchange rate changes on cash	1,001	614
Net increase (decrease) in cash and cash equivalents	19,310	(11,864)
Cash and cash equivalents at beginning of year	5,735	17,533
Cash and cash equivalents at end of period	$25,045	$5,669

Supplemental Cash Flow Information:
Interest paid	$60,527	$57,435
Income taxes paid	$1,046	$897
Detachable warrants issued		$15,766

See Notes to Condensed Consolidated Financial Statements.

VERTIS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.            GENERAL

The accompanying condensed consolidated financial statements of Vertis, Inc. and Subsidiaries (collectively, “Vertis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and are unaudited.  The financial statements include all normal and recurring adjustments that management of the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by the generally accepted accounting principles for annual financial statements. As these are condensed financial statements, one should also read the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

The difference between net loss and total comprehensive loss for the six months ended June 30, 2002, is comprised of foreign currency translation and fair value of interest rate swap adjustments, which amounted to $2.8 million.  For the six months ended June 30, 2003, the difference of $3.9 million is made up of foreign currency translation and changes in the fair value of the interest rate swap agreement (see Note 9).

2.            RESTRUCTURING CHARGES

There were no restructuring costs incurred in the first six months of 2003.  The restructuring programs started in 2000 were completed at December 31, 2002.  The Company expects to pay approximately $4.6 million of the accrued restructuring costs during the next twelve months, and the remainder, approximately $3.8 million, by 2007.

In the first six months of 2002, Vertis Europe combined two facilities and recorded $1.8 million in restructuring charges comprised mainly of facility closure costs and severance costs.  Additionally, the Advertising Technology Services segment terminated approximately 160 employees, recording $2.0 million in severance costs, in an effort to streamline operations.  Offsetting these charges is a $1.3 million adjustment to the estimate of 2001 restructuring costs made in 2002.  During the remainder of 2002, the Company recorded an additional $16.0 million in restructuring costs related to the closure of five facilities and the termination of approximately 150 employees in the Advertising

Technology Services segment and the consolidation of production capabilities, including the termination of 133 employees, within the Direct Marketing Services segment.

3.            GOODWILL AND OTHER INTANGIBLES

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangibles.”  Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. The Company stopped amortizing its existing goodwill as of January 1, 2002.  Additionally, under the transitional provisions of SFAS 142, the Company’s goodwill was tested for impairment as of January 1, 2002.  Each of the Company’s reporting units was tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit.  Fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method.  As a result of the Company’s impairment test completed in the third quarter of 2002, the Company recorded an impairment loss of $86.6 million at the Vertis Advertising Technology Services segment and $21.8 million at the Vertis Europe segment to reduce the carrying value of goodwill to its implied fair value.  Impairment in both cases was due to a combination of factors including operating performance and acquisition price.  In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 condensed consolidated statements of operations and cash flows.  The amount of the impairment charge includes the effect of taxes of $6.8 million, which had not been initially recorded in the Company’s September 30, 2002 financial statements.  As a result, the operating results and cash flows for the six months ended June 30, 2002 have been restated, net of tax.

Goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  The Company has completed its annual goodwill impairment test for 2003, which did not indicate any goodwill impairment.

4.            ACQUISITION

On June 10, 2003, the Company acquired the sales, marketing and media planning assets of The Newspaper Network, Inc. (collectively, “TNN”) by assuming the working capital deficit of approximately $4.3 million representative of the portion of the business that was purchased.  The Newspaper Network, Inc. is a national sales and marketing company that provides a wide variety of print advertising services specializing in the planning, pricing and placement of newspaper advertising throughout the United States.  The addition of TNN will provide the Company with additional media expertise that will better equip the Advertising Technology Services segment to serve large, national clients in key industry markets.

Goodwill arising in connection with this acquisition was approximately $4.3 million, calculated as the excess of the liabilities assumed over the fair value of the net assets acquired.  The financial results of TNN are included in the Company’s consolidated financial statements from the date of acquisition.  Amounts and allocations of costs recorded may require adjustment based upon information that is not currently available but will come to the attention of the Company.

The following unaudited pro forma information reflects the Company’s results adjusted to include TNN as though the acquisition had occurred at the beginning of 2002.

	Six Months Ended June 30,
(In thousands)	2003	2002

Net sales	$754,193	$816,565
Net loss	(77,923)	(120,568)

5.            ACCOUNTS RECEIVABLE

In 1996, the Company entered into a six-year agreement to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. (as amended, the “1996 Facility”) through the issuance of $130.0 million of variable rate trade receivable backed certificates.  In April 2002, the revolving period for these certificates was extended and the certificates were refinanced.  In December 2002, the 1996 Facility expired and the Company entered into a new three-year agreement terminating in December 2005 (the “A/R Facility”) through the issuance of $130.0 million variable rate trade receivable backed notes.  The proceeds from the A/R Facility were used to retire the certificates issued under the 1996 Facility.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables.  Under the 1996 Facility and the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary.  However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable.  The Company received cash proceeds for servicing of $1.6 million and $1.7 million in the six months ended June 30, 2003 and 2002, respectively.

At June 30, 2003 and December 31, 2002, accounts receivable of $115.4 million and $125.9 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable.  At June 30, 2003 and December 31, 2002, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $43.2 million and $46.3 million, respectively, which is included in Accounts receivable, net on the balance sheet at allocated cost, which approximates fair value.  The proceeds from collections reinvested in securitizations amounted to $705.1 million and $716.4 million in the six months ended June 30, 2003 and 2002, respectively.

Fees for the program under the facilities vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 90 basis points in 2003 and 37 basis points in 2002.  These fees, which totaled $1.4 million for both the six months ended June 30, 2003 and 2002, are included in Other, net.

6.            INVENTORY

Inventories are summarized as follows:

(In thousands)	June 30, 2003	December 31, 2002

Paper	$19,489	$20,412
Work in process	6,743	6,438
Ink and chemicals	3,465	4,075
Other	5,827	6,264
	$35,524	$37,189

7.            SEGMENT INFORMATION

The Company operates in four business segments. Each segment offers different products or services requiring different production and marketing strategies. The four segments are:

•                  Vertis Retail and Newspaper Services - includes advertising inserts and circulation-building newspaper products such as Sunday comics, TV listing guides, Sunday magazine sections and special supplements.

•                  Vertis Direct Marketing Services - includes highly customized direct mail products and direct marketing services such as fragrance samplers, coatings and chemical production, commercial printing, and specialized digital printing.

•                  Vertis Advertising Technology Services - includes outsourced digital premedia and image content management, response management services and newspaper ad development.

•                  Vertis Europe - includes direct marketing and advertising technology products and services provided in Europe, principally the United Kingdom.

The following is unaudited information regarding the Company’s segments:

		Three months ended June 30,		Six months ended June 30,
(In thousands)		2003	2002	2003	2002

Net Sales	Vertis Retail and Newspaper Services	$245,431	$256,508	$473,169	$504,344
	Vertis Direct Marketing Services	61,913	73,142	133,122	152,168
	Vertis Advertising Technology Services	40,559	50,085	82,444	101,064
	Vertis Europe	35,066	34,396	70,144	64,461
	Elimination of intersegment sales	(5,621)	(5,481)	(10,316)	(11,265)
	Consolidated	$377,348	$408,650	$748,563	$810,772

EBITDA	Vertis Retail and Newspaper Services	$34,287	$45,735	$58,990	$80,065
	Vertis Direct Marketing Services	5,225	10,724	14,262	21,730
	Vertis Advertising Technology Services	(1,086)	(1,084)	(1,754)	(760)
	Vertis Europe	2,589	4,524	5,151	6,467
	General Corporate	(1,810)	(2,192)	5,751	(3,097)
	Consolidated EBITDA	39,205	57,707	82,400	104,405
	Depreciation and amortization of intangibles	21,060	21,837	42,464	44,456
	Interest expense, net	41,044	38,704	70,797	68,767
	Income tax expense (benefit)	49,012	(1,184)	46,895	3,215
	Cumulative effect of accounting change				108,365
	Consolidated Net Loss	$(71,911)	$(1,650)	$(77,756)	$(120,398)

Depreciation and	Vertis Retail and Newspaper Services	$10,752	$10,544	$21,482	$21,699
Amortization of	Vertis Direct Marketing Services	4,676	4,682	9,437	9,613
Intangibles	Vertis Advertising Technology Services	3,817	4,834	7,903	9,618
	Vertis Europe	1,815	1,777	3,642	3,526
	Consolidated	$21,060	$21,837	$42,464	$44,456

EBITDA represents net income (loss), plus:

•                  interest expense (net of interest income),

•                  income tax expense (benefit),

•                  depreciation and amortization of intangibles, and

•                  cumulative effect of accounting change.

For a reconciliation of EBITDA to operating income by segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

8.            NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred.  Under previous guidance, various exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  In the first quarter of 2003, the Company adopted the provisions of this statement, which did not have an impact on the condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.”  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  In the first quarter of 2003, the Company adopted certain provisions of this interpretation; however, the Company is still in the process of evaluating the impact of this interpretation on the condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results.  The disclosure provisions of this standard are effective for fiscal years ended after December 15, 2002 and have been incorporated into these condensed consolidated financial statements and accompanying notes (see Note 10).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special-purpose entities.  The Company is currently reviewing this interpretation, the adoption of which is required for fiscal periods beginning after June 15, 2003, to determine its impact on the Company’s condensed consolidated financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In general, this statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this statement is not expected to have a material impact on the Company’s condensed consolidated financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments that embody certain mandatory redeemable obligations for the issuer that are required to be classified as liabilities.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions of the statement are not expected to have a significant impact on the Company’s condensed consolidated financial position.

9.            LONG TERM DEBT

Long-term debt consisted of the following:

(In thousands)	June 30, 2003	December 31, 2002

Revolving credit facility	$107,269	$155,161
Term loan A		124,981
Term loan B		184,219
9 3/4% senior secured second lien notes	340,847
10 7/8% senior notes	347,863	347,685
Senior subordinated credit facility	69,918	279,579
13 1/2% senior subordinated notes	210,665
Other notes	932	1,443
	1,077,494	1,093,068
Current portion	(866)	(5,384)
	$1,076,628	$1,087,684

The credit facility (the “Credit Facility”) consisted of three components:

•                  A revolving credit facility which allows borrowings of up to $250.0 million, including borrowings in British pounds sterling of up to the equivalent of $160.0 million.  The revolving credit facility matures December 7, 2005 with no repayment of principal until maturity.  Interest is payable at the Company’s option either (a) at the Prime rate plus a margin of 2.00% or (b) at the LIBOR rate plus a margin of 3.00%.  These margins may decline over time in accordance with covenants in the Credit Facility;

•                  Term Loan A, which required periodic principal payments through December 7, 2005, as well as mandatory repayments in the event of specified asset sales and certain other events; and

•                  Term Loan B, which required periodic principal payments through December 7, 2008, as well as repayments at the lenders’ option in the event of specified asset sales.

On May 7, 2003, the Company, in the course of its internal financial review, became aware of a required payment due March 31, 2003, under the Credit Facility to the holders of the Term A and B loans in the amount of $40.9 million.  This past due payment was discovered during a review of the definition of “excess cash flow”, as defined in the Credit Facility agreement, resulting in a revision of the previously calculated “excess cash flow” out of which a prepayment was required to be made.  The three months ended March 31, 2003 was the only period in respect of which such a prepayment was required.  On May 8, 2003, the Company received the required waivers for this technical default and made the payment with borrowings from the revolving credit facilities.  The remainder of the Term A and B loans, $267.9 million, was retired in June 2003 in connection with the issuance of the 9 3/4% notes, as discussed below, and the provision under the Credit Facility requiring prepayment our of “excess cash flow”

was eliminated.  Following the payment of the Term A and B loans in their entirety, the Credit Facility consists solely of the revolving credit facility.

In June 2003, the Company issued $350.0 million of senior secured second lien notes with an interest rate of 9 3/4% and maturity date of April 1, 2009 (the “9 3/4% notes”).  The notes pay interest semi-annually on April 1 and October 1 of each year.  After deducting the initial purchasers discount and transaction expenses, the net proceeds received by the Company were $330.3 million.  The Company used these net proceeds to pay off $267.9 million remaining on the Term A and B loans and $62.4 million of the revolving credit facility.

In 2002, the Company issued $350.0 million of senior unsecured notes with an interest rate of 10 7/8% and maturity date of June 15, 2009 (the “10 7/8% notes”).  The notes pay interest semi-annually on June 15 and December 15 of each year.  After deducting the initial purchasers discount and transaction expenses, the net proceeds received by the Company were $338.0 million.  The Company used these net proceeds to repay $181.5 million of the Term A and B loans and $156.5 million of the senior subordinated credit facility.

The senior subordinated credit facility, which had been originally issued in 1999 as a bridge facility, was converted into a term loan in December 2000, expiring on December 7, 2009.  The interest rate of the term notes representing this term loan is 13 1/2%.  In connection with the issuance of the 10 7/8% notes in 2002, $156.5 million was repaid under the senior subordinated credit facility.  Pursuant to the senior subordinated credit facility, the Company issued $210.7 million 13 1/2% senior subordinated notes due December 7, 2009 (the “Exchange Notes”) in the first six months of 2003 in exchange for the term notes held by the holders requesting the exchange.  The remaining $69.9 million of outstanding term notes can be exchanged at the election of the holder in accordance with the senior subordinated credit facility.  The Exchange Notes pay interest semi-annually on May 15 and November 15 of each year.

The Credit Facility, the senior subordinated credit facility, the 10 7/8% notes, the 9 3/4% notes and the Exchange Notes contain customary covenants including restrictions on capital expenditures, dividends, and investments.  Substantially all of the Company’s assets are pledged as collateral for the outstanding debt under the Credit Facility.  All of the Company’s debt has customary provisions requiring prepayment in the event of a change in control and out of the proceeds of asset sales, as well as cross-default provisions.  In addition, the Credit Facility agreement has customary provisions requiring prepayment out of the proceeds of issuances of debt and equity securities, and financial covenants that require us to maintain specified interest coverage ratios, leverage ratios and senior secured leverage ratios.  If the Company is unable to maintain those financial ratios, the bank lenders could require the Company to repay any amounts owing under the Credit Facility.  At June 30, 2003, the Company is in compliance with its debt covenants.

The Company has an interest rate swap agreement, attached to the Term B loans, that converted a portion of variable rate debt to a fixed rate basis.  This agreement was designated as a hedge against changes in future cash flows.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”),

as amended by SFAS No. 137 and SFAS No. 138, the interest rate swap agreement was reflected at fair value in the Company’s consolidated balance sheet at December 31, 2002, and the related mark-to-market adjustment was recorded in stockholders’ deficit as a component of other comprehensive income.

On June 6, 2003, in connection with the payoff of the Term A and B loans, this interest rate swap agreement became an ineffective cash flow hedge.  At this date, the remaining fair market value of the agreement of approximately $1.1 million was expensed to Other, net in the six months ended June 30, 2003.

10.     VERTIS HOLDINGS STOCK AWARD AND INCENTIVE PLAN

Employees of the Company participate in Vertis’ parent company, Vertis Holdings, Inc.’s 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards.  As of June 30, 2003, only options have been granted under the Stock Plan.

The Company accounts for the Stock Plan under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  No stock-based employee compensation cost is reflected in net income.  The following table summarizes the effect of accounting for these awards as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123,” had been applied.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2003	2002	2003	2002

Net loss:
As reported	$(71,911)	$(1,650)	$(77,756)	$(120,398)
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(285)	(588)	(569)	(1,175)
Pro forma	$(72,196)	$(2,238)	$(78,325)	$(121,573)

11.     INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2003	2002	2003	2002

Interest expense	$28,010	$27,872	$55,675	$55,359
Amortization of deferred financing fees	2,159	2,638	4,270	5,283
Write-off of deferred financing fees	10,958	8,239	10,958	8,239
Interest income	(83)	(45)	(106)	(114)
	$41,044	$38,704	$70,797	$68,767

The Company fully amortized deferred financing fees of $11.0 million in June 2003 in connection with the retirement of the Term A and B loans (see Note 9).  In June 2002, the Company fully amortized $8.2 million in deferred financing fees in connection with the repayments of a portion of the Term A and B loans and the senior subordinated credit facility (see Note 9).

12.     OTHER, NET

Other, net for the six months ended June 30, 2003 consists primarily of a $10.1 million recovery from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc.  Offsetting this income are fees associated with the A/R Facility (see Note 5), the adjustment to record the change in the interest rate swap agreement (see Note 9) and losses on the sale of property, plant and equipment.

Other, net for the six months ended June 30, 2002 consists primarily of $1.4 million in fees associated with the 1996 Facility (see Note 5), offset by income earned on investments accounted for as leveraged leases in accordance with SFAS No. 13, “Accounting for Leases.”

13.     INCOME TAXES

The Company has approximately $248.5 million of federal net operating losses available to carry forward as of December 31, 2002.  These carryforwards expire beginning in 2005 through 2023.  In the first six months of 2003 the Company recorded tax expense of $46.9 million as a result of recording an additional valuation allowance against more than half of its tax benefit carryforwards.  The $48.8 million valuation allowance reserves a portion of the net operating losses and tax credit carryforwards that may not be offset by reversing taxable temporary differences.  The valuation allowance was recorded in the second quarter of 2003 due to the continuation of the poor economic climate and the projected increase in annual interest expense resulting from the issuance of the 9 3/4% notes in June 2003 (see Note 9).  The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

14.     GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The Company has 9 3/4% notes, 10 7/8% notes, and Exchange Notes (see Note 9), which are guaranteed by certain of Vertis, Inc.’s domestic subsidiaries.  Accordingly, the following condensed consolidated financial information as of June 30, 2003 and December 31, 2002, for the three months ended June 30, 2003 and 2002, and for the six months ended June 30, 2003 and 2002 are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; and (d) the Company on a consolidated basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation.  The principal elimination entries eliminate investments in subsidiaries, intercompany balances and intercompany transactions.  Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been included because the subsidiaries are wholly-owned and the guarantees are full and unconditional and joint and several.

Condensed Consolidating Balance Sheet at June 30, 2003

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated

ASSETS
Current Assets:
Cash and cash equivalents	$12,948	$11,302	$795		$25,045
Accounts receivable, net	120,221	18,837	27,948		167,006
Inventories	23,149	10,803	1,572		35,524
Maintenance parts	16,226	3,079			19,305
Prepaid expenses and other current assets	5,592	457	3,054		9,103
Total current assets	178,136	44,478	33,369		255,983
Intercompany receivable	110,832			$(110,832)
Investments in subsidiaries	109,339	34,218		(143,557)
Property, plant and equipment, net	292,429	103,635	20,774		416,838
Goodwill	201,454	48,626	99,850		349,930
Investments			73,203		73,203
Deferred financing costs, net	33,198		110		33,308
Other assets, net	18,670	989	33		19,692
Total Assets	$944,058	$231,946	$227,339	$(254,389)	$1,148,954

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$180,050	$27,335	$13,415		$220,800
Compensation and benefits payable	21,831	8,087	580		30,498
Accrued interest	9,367		1,237		10,604
Accrued income taxes	8,211	(187)	(1,831)		6,193
Current portion of long-term debt	848	18			866
Other current liabilities	7,644	8,323	9,354		25,321
Total current liabilities	227,951	43,576	22,755		294,282
Due to parent		75,964	42,336	$(110,832)	7,468
Long-term debt, net of current portion	983,024		93,604		1,076,628
Deferred income taxes	67,225	(2,284)	936		65,877
Other long-term liabilities	21,034	7,241	275		28,550
Total liabilities	1,299,234	124,497	159,906	(110,832)	1,472,805
Stockholder’s (deficit) equity	(355,176)	107,449	67,433	(143,557)	(323,851)
Total Liabilities and Stockholder’s (Deficit) Equity	$944,058	$231,946	$227,339	$(254,389)	$1,148,954

Condensed Consolidating Balance Sheet at December 31, 2002

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated

ASSETS
Current Assets:
Cash and cash equivalents	$3,590	$99	$2,046		$5,735
Accounts receivable, net	72,106	25,954	33,465		131,525
Inventories	23,906	11,867	1,416		37,189
Maintenance parts	15,799	3,062			18,861
Deferred income taxes	7,790		16		7,806
Prepaid expenses and other current assets	10,647	2,344	2,899		15,890
Total current assets	133,838	43,326	39,842		217,006
Intercompany receivable	97,374			$(97,374)
Investments in subsidiaries	98,428	18,240		(116,668)
Property, plant and equipment, net	305,300	117,877	22,316		445,493
Goodwill	197,202	48,625	96,477		342,304
Investments			72,411		72,411
Deferred financing costs, net	36,985		128		37,113
Other assets, net	19,277	1,361	33		20,671
Total Assets	$888,404	$229,429	$231,207	$(214,042)	$1,134,998

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$82,168	$32,565	$18,444		$133,177
Compensation and benefits payable	27,466	9,650	718		37,834
Accrued interest	14,493		2,095		16,588
Accrued income taxes	8,548	(180)	(2,417)		5,951
Current portion of long-term debt	5,341	43			5,384
Other current liabilities	16,768	10,099	9,720		36,587
Total current liabilities	154,784	52,177	28,560		235,521
Due to parent		80,678	24,518	$(97,374)	7,822
Long-term debt, net of current portion	980,678		107,006		1,087,684
Deferred income taxes	27,447	(2,284)	910		26,073
Other long-term liabilities	20,030	7,472	388		27,890
Total liabilities	1,182,939	138,043	161,382	(97,374)	1,384,990
Stockholder’s (deficit) equity	(294,535)	91,386	69,825	(116,668)	(249,992)
Total Liabilities and Stockholder’s (Deficit) Equity	$888,404	$229,429	$231,207	$(214,042)	$1,134,998

Condensed Consolidating Statement of Operations

Three months ended June 30, 2003

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated

Net sales	$264,168	$77,399	$35,781		$377,348
Operating expenses:
Costs of production	210,091	57,881	25,123		293,095
Selling, general and administrative	26,162	9,202	7,958		43,322
Depreciation and amortization of intangibles	13,941	5,276	1,843		21,060
	250,194	72,359	34,924		357,477
Operating income	13,974	5,040	857		19,871
Other expenses (income):
Interest expense, net	39,376	(4)	1,672		41,044
Other, net	1,849	(139)	16		1,726
	41,225	(143)	1,688		42,770

Equity in net income (loss) of subsidiaries	3,762			(3,762)

(Loss) income before income taxes	(23,489)	5,183	(831)	(3,762)	(22,899)
Income tax expense (benefit)	48,422	(3)	593		49,012
Net (loss) income	$(71,911)	$5,186	$(1,424)	$(3,762)	$(71,911)

Condensed Consolidating Statement of Operations

Three months ended June 30, 2002

In thousands

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimin- ations	Consol- idated

Net sales	$279,403	$99,604	$35,120	$(5,477)	$408,650
Operating expenses:
Costs of production	213,398	71,952	24,116	(5,477)	303,989
Selling, general and administrative	26,366	11,131	6,296		43,793
Depreciation and amortization of intangibles	14,367	5,653	1,817		21,837
	256,430	88,643	32,348	(5,477)	371,944
Operating income	22,973	10,961	2,772		36,706
Other expenses (income):
Interest expense, net	36,799	(25)	1,930		38,704
Other, net	105	18	713		836
	36,904	(7)	2,643		39,540

Equity in net income of subsidiaries	11,021			(11,021)

(Loss) income before income taxes	(2,910)	10,968	129	(11,021)	(2,834)
Income tax (benefit) expense	(1,260)	120	(44)		(1,184)
Net (loss) income	$(1,650)	$10,848	$173	$(11,021)	$(1,650)

Condensed Consolidating Statement of Operations

Six months ended June 30, 2003

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated

Net sales	$516,063	$171,436	$71,379	$(10,315)	$748,563
Operating expenses:
Costs of production	413,694	129,854	50,088	(10,315)	583,321
Selling, general and administrative	55,357	18,893	15,978		90,228
Depreciation and amortization of intangibles	28,106	10,664	3,694		42,464
	497,157	159,411	69,760	(10,315)	716,013
Operating income	18,906	12,025	1,619		32,550
Other expenses (income):
Interest expense, net	67,208	(9)	3,598		70,797
Other, net	(7,145)	(277)	36		(7,386)
	60,063	(286)	3,634		63,411

Equity in net income (loss) of subsidiaries	9,847			(9,847)

(Loss) income before income taxes	(31,310)	12,311	(2,015)	(9,847)	(30,861)
Income tax expense (benefit)	46,446	(8)	457		46,895
Net (loss) income	$(77,756)	$12,319	$(2,472)	$(9,847)	$(77,756)

Condensed Consolidating Statement of Operations

Six months ended June 30, 2002

As restated

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated

Net sales	$552,305	$204,125	$65,725	$(11,383)	$810,772
Operating expenses:
Costs of production	428,490	148,740	44,846	(11,383)	610,693
Selling, general and administrative	56,115	22,992	12,431		91,538
Restructuring charges	339	785	1,922		3,046
Depreciation and amortization of intangibles	29,342	11,497	3,617		44,456
	514,286	184,014	62,816	(11,383)	749,733
Operating income	38,019	20,111	2,909		61,039
Other expenses (income):
Interest expense, net	65,032	(90)	3,825		68,767
Other, net	(286)	(128)	1,504		1,090
	64,746	(218)	5,329		69,857

Equity in net loss of subsidiaries	(32,860)			32,860

(Loss) income before income taxes	(59,587)	20,329	(2,420)	32,860	(8,818)
Income tax (benefit) expense	(3,128)	6,771	(428)		3,215
(Loss) income before cumulative effect of accounting change	(56,459)	13,558	(1,992)	32,860	(12,033)
Cumulative effect of accounting change	63,939	22,661	21,765		108,365
Net (loss) income	$(120,398)	$(9,103)	$(23,757)	$32,860	$(120,398)

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2003

In thousands

	Parent	Guarantor Companies	Non- Guarantor Companies	Consol- idated

Cash Flows from Operating Activities	$(1,463)	$67,944	$824	67,305
Cash Flows from Investing Activities:
Capital expenditures	(8,574)	(2,147)	(1,958)	(12,679)
Software development costs capitalized	(1,517)			(1,517)
Proceeds from sale of property, plant and equipment and divested assets	376		148	524
Acquisition of business, net of cash	(57)			(57)
Net cash used in investing activities	(9,772)	(2,147)	(1,810)	(13,729)
Cash Flows from Financing Activities:
Issuance of long-term debt	340,714			340,714
Net repayments under revolving credit facilities	(34,518)		(16,316)	(50,834)
Repayments of long-term debt	(309,655)	(26)	(33)	(309,714)
Deferred financing costs	(11,441)			(11,441)
Decrease in outstanding checks drawn on controlled disbursement accounts	(1,032)	(1,589)	(1,007)	(3,628)
Other financing activities	36,525	(52,979)	16,090	(364)
Net cash provided by (used in) by financing activities	20,593	(54,594)	(1,266)	(35,267)
Effect of exchange rate changes on cash			1,001	1,001
Net increase (decrease) in cash and cash equivalents	9,358	11,203	(1,251)	19,310
Cash and cash equivalents at beginning of year	3,590	99	2,046	5,735
Cash and cash equivalents at end of year	$12,948	$11,302	$795	$25,045

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2002

As restated

In thousands

	Parent	Guarantor Companies	Non- Guarantor Companies	Consol- idated

Cash Flows from Operating Activities	$(112,809)	$97,852	$25,868	$10,911
Cash Flows from Investing Activities:
Capital expenditures	(9,718)	(1,698)	(1,259)	(12,675)
Software development costs capitalized	(1,199)			(1,199)
Proceeds from sale of property, plant and equipment and divested assets	304	34	38	376
Net cash used in investing activities	(10,613)	(1,664)	(1,221)	(13,498)
Cash Flows from Financing Activities:
Issuance of long-term debt	247,500			247,500
Net repayments under revolving credit facilities	(8,153)		(2,363)	(10,516)
Repayments of long-term debt	(249,797)	(217)		(250,014)
Deferred financing costs	(7,499)		(1,885)	(9,384)
Increase in outstanding checks drawn on controlled disbursement accounts	3,576	7,266	2,398	13,240
Other financing activities	(717)			(717)
Change in intercompany balances	117,064	(91,428)	(25,636)
Net cash provided by (used in) by financing activities	101,974	(84,379)	(27,486)	(9,891)
Effect of exchange rate changes on cash			614	614
Net (decrease) increase in cash and cash equivalents	(21,448)	11,809	(2,225)	(11,864)
Cash and cash equivalents at beginning of year	14,618	(358)	3,273	17,533
Cash and cash equivalents at end of period	$(6,830)	$11,451	$1,048	$5,669

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Introduction

Vertis is a leading provider of targeted advertising products and marketing services.  We deliver a comprehensive range of solutions that simplify, improve and maximize the effectiveness of multiple phases of our customers’ marketing campaigns from the inception of an advertising concept, through design, production, targeted distribution, and ultimately to providing advertising effectiveness measurement.

We operate through four principal business segments.  Vertis Retail and Newspaper Services (“RNS”), Vertis Direct Marketing Services (“DMS”) and Vertis Advertising Technology Services (“ATS”) provide advertising solutions to clients on a functional basis in the U.S., while Vertis Europe provides both production and direct marketing services to clients overseas, predominantly in the U.K.

When we use the terms “Vertis”, the “Company”, “we” and “our”, we mean Vertis, Inc., a Delaware corporation, and its consolidated subsidiaries.  The words “Vertis Holdings” refer to Vertis Holdings, Inc., the parent company of Vertis and its sole stockholder.

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

•                  reorganizing our sales force to correspond more directly to our clients’ evolving needs for broad-based, integrated marketing solutions; and

•                  consolidating back office operations and eliminating duplicative overhead.

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

In order to further reduce duplicative overhead, on January 1, 2001, we transferred 13 management and support personnel employed at our parent, Vertis Holdings, to Chancery Lane Capital (“CLC”), an affiliate of the former chairman of Vertis Holdings, in exchange for a $14.0 million one-time payment by us to CLC.  This cost was recorded in restructuring expense in 2001.  Concurrently, Thomas H. Lee Partners acquired an additional $40 million of our equity from an affiliate of CLC in exchange for $40 million of Vertis Holdings’ mezzanine debt.

During 2001, we continued the restructuring program initiated in 2000.  Several production and sales administration facilities were combined in strategic areas resulting in the closure of 14 facilities, abandonment of assets in those locations and reduction in work force.

In the first six months of 2002, Vertis Europe combined two facilities and recorded $1.8 million in restructuring charges comprised mainly of facility closure costs and severance.  Additionally, ATS terminated approximately 160 employees, recording $2.0 million in severance costs, in an effort to streamline operations.  Offsetting these charges is a $1.3 million adjustment to the estimate of 2001 restructuring costs made in 2002.  During the remainder of 2002, we recorded an additional $16.0 million in restructuring costs related to the closure of five facilities and the termination of approximately 150 employees at ATS and the consolidation of production capabilities, including the termination of 133 employees, within the DMS segment.

There were no restructuring costs incurred in the first six months of 2003.  The restructuring programs started in 2000 were completed at December 31, 2002.  We expect to pay $4.6 million of the accrued restructuring costs during the next twelve months, and the remainder, approximately $3.8 million, by 2007.

Results Of Continuing Operations

The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows.

					Percentage of Net Sales		Percentage of Net Sales
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002	2003	2002	2003	2002
	(in thousands)		(in thousands)

Net sales	$377,348	$408,650	$748,563	$810,772	100.0%	100.0%	100.0%	100.0%
Costs of production	293,095	303,989	583,321	610,693	77.7%	74.4%	77.9%	75.3%
Selling, general and administrative	43,322	43,793	90,228	91,538	11.5%	10.7%	12.1%	11.3%
Restructuring charges		2,325		3,046		0.6%		0.4%
Depreciation and amortization of intangibles	21,060	21,837	42,464	44,456	5.6%	5.3%	5.7%	5.5%
Total operating costs	357,477	371,944	716,013	749,733	94.8%	91.0%	95.7%	92.5%
Operating income	19,871	36,706	32,550	61,039	5.2%	9.0%	4.3%	7.5%

Other data:

Cash flows provided by operating activities	$55,041	$7	$67,305	$10,911
Cash flows used in investing activities	2,494	8,854	13,729	13,498
Cash flows (used in) provided by financing activities	(39,539)	4,141	(35,267)	(9,891)
EBITDA	39,205	57,707	82,400	104,405	10.4%	14.1%	11.0%	12.9%

EBITDA is included in this document as it is the primary performance measure we use to evaluate our business segments.  EBITDA, as we use it for this purpose, represents net income (loss) plus:

•                  interest expense (net of interest income),

•                  income tax expense (benefit),

•                  depreciation and amortization of intangibles, and

•                  cumulative effect of accounting change.

We present EBITDA here to provide additional information regarding our performance and because it is the measure by which we gauge the profitability of our segments.  EBITDA is not a measure of financial performance in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  You should not consider it an alternative to net income as a measure of operating performance.  Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.  A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, net (loss) income, is provided as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002

Net loss	$(71,911)	$(1,650)	$(77,756)	$(120,398)
Interest expense, net	41,044	38,704	70,797	68,767
Income tax expense (benefit)	49,012	(1,184)	46,895	3,215
Depreciation and amortization of intangibles	21,060	21,837	42,464	44,456
Cumulative effect of accounting change, net				108,365

EBITDA	$39,205	$57,707	$82,400	$104,405

General

Several factors can affect the comparability of our results from one period to another.  Primary among these factors are the cost of paper, changes in business mix, the timing of restructuring expense and the realization of the associated benefits, and the current economic environment.

The cost of paper is a principal factor in our pricing to certain customers since a substantial portion of net sales includes the pass-through cost of paper.  Therefore, changes in the cost of paper and changes in the proportion of paper supplied by our customers significantly affect our net sales, principally at RNS and DMS where paper is a substantial portion of the costs of production.  Changes in the cost of paper do not materially impact our net earnings since we are generally able to pass on increases in the cost of paper to our customers, while decreases in paper costs generally result in lower prices to customers.

Variances in expense category ratios, as percentages of net sales, may reflect business mix and are influenced by the change in revenue directly resulting from changes in paper prices, type of paper, and the proportion of paper supplied by our customers.  As our business mix changes, the nature of products sold in a period can lead to offsetting increases and decreases in different expense categories.

In the first half of 2003, the economic environment continued to decline, affecting our performance.  Recent world events have continued to affect customer confidence.  A substantial portion of our revenue is generated from customers in various sections of the retail industry, which have been particularly impacted by the recent prolonged economic downturn.  If this ongoing difficult economic environment continues, it is likely that our results for the remainder of 2003 will be negatively impacted as well.  We, however, expect the difficult economic environment to ease up moderately over the remainder of the year.

You should consider all of these factors in reviewing the discussion of our operating results.

Results of Operations – Three and six months ended June 30, 2003 compared to 2002

For the three months ended June 30, 2003, net sales declined $31.4 million, or 7.7%, from $408.7 million in 2002 to $377.3 million in 2003.  Through the first six months of 2003, net sales of $748.6 million represent a $62.2 million, or 7.7%, decline as compared to 2002 net sales of $810.8 million.  These declines reflect the challenging economic and geopolitical conditions which have dampened advertising spending and have put pressure on retail sales.  These global economic influences have resulted in competitive pricing pressures and sluggish direct mail business domestically as well as in Europe.  In addition, weak sales to advertising agency customers at ATS continued, indicative of the weak advertising environment and the shift by advertising agencies to in-house production.  Also, changes in the cost of paper resulted in an increase in net sales of $1.3 million in the second quarter and a $4.0 million decrease in net sales for the six months ended June 30, 2003.

At RNS, net sales declined $11.1 million, or 4.3%, from $256.5 million to $245.4 million for the three months ended June 30, 2003.  Through the first six months, net sales of $473.2 million represent a $31.1 million, or 6.2%, decline versus 2002 net sales of $504.3 million.  The primary factor driving the declines in net sales was the ongoing decline in pricing due to the competitive pricing pressure and changes in product mix toward simpler formats.  Generally, competitive price pressures exist in periods when advertisers reduce spending, as we have seen in the current sluggish advertising spending environment.  In addition, advertisers may change product types to reduce their overall cost of advertising, which will have a downward impact on our net sales.  Even in the poor economic environment, volume at RNS increased modestly in the second quarter and was flat as compared to the six months ended June 30, 2002.  Results for the first six months of 2003 were also negatively impacted by $4.4 million due to the decline in the cost of paper.

At DMS net sales for the three months ended June 30, 2003 amounted to $61.9 million compared to $73.1 million in the comparable 2002 period, representing a decline of $11.2 million, or 15.3%.  Through the first six months of 2003, net sales declined $19.1 million, or 12.5%, from $152.2 million to $133.1 million.  These declines were the result of decreases in volume compounded by lower pricing.  Volume declines were more noticeable in the second quarter of 2003.  The decline in pricing reflects increased overall price competition commensurate with the weak advertising environment and changes in product mix.  Product mix changes reflect shifts by advertisers from more complex direct mail pieces, such as highly personalized pieces and pieces that require complex configurations, to less complex direct mail pieces, which lower our customers’ advertising costs and our net sales per direct mail piece.  Since the simpler products are produced using less sophisticated equipment, this has resulted in increased competition and, in-turn, decreased pricing.  We believe these negative impacts on net sales are a result of the current sluggish advertising environment.

At ATS, net sales declined $9.5 million, or 19.0%, from $50.1 million in the three months ended June 30, 2002 to $40.6 million in the three months ended June 30, 2003.  Through the first six months, net sales of $82.4 million represent a decline of $18.7 million, or 18.5%, compared to 2002 net sales of $101.1 million.  These declines are primarily due to weak demand, largely from advertising agency customers.  The decline in sales to advertising agency customers amounted to $10.0 million in the second quarter and $19.4 million through June 2003 as compared to the comparable 2002 periods.  These declines reflect the weak advertising environment as well as advertising agencies increasingly producing the products and services in-house.  We do not expect this trend in our business with advertising agencies to change.  Through June 30, 2003, we have mitigated a portion of the decline in net sales from advertising agency customers with increases in other lines of business, including net sales to packaging customers, and increases in our digital solutions and other media and marketing services at ATS.

At our Vertis Europe segment, for the three months ended June 30, 2003, net sales amounted to $35.1 million versus $34.4 million in the comparable 2002 period, an increase of $0.7 million, or 2.0%.  For the first six months of 2003, net sales of $70.1 million were $5.6 million, or 8.7%, higher than 2002 net sales which totaled $64.5 million.  Results for the three and six months ended June 30, 2003, were positively impacted by foreign exchange rate fluctuations in the amount of $3.4 million and $7.2 million, respectively.  Excluding the positive impact of these foreign exchange rate fluctuations, Vertis Europe’s net sales are down in each period as growth in the advertising production business of 3.8% and 4.0% for the three and six months ended June 30, 2003, respectively, was more than offset by declines in the direct marketing business of 12.8% and 5.0% for the same periods.  The decline in our direct mail business in Europe reflects poor conditions similar to those that exist in our U.S. direct mail business.  Industry wide excess capacity and weak demand have resulted in lower volume and prices.

For the three months ended June 30, 2003, our consolidated costs of production decreased $10.9 million, or 3.6%, from $304.0 million in 2002 to $293.1 million in 2003.  Through the first six months of 2003, costs of production decreased $27.4 million, or 4.5%, from $610.7 million in 2002 to $583.3 million in 2003.  As a percentage of net sales, cost of production increased 3.3 percentage points for the three months ended June 30, 2003 and 2.6 percentage points for the six months ended June 30, 2003, largely due to the noted decline in net sales.  The cost of paper and ink consumed represents $7.7 million and $20.3 million of the decline in costs of production for the three and six months ended June 30, 2003, respectively.  The balance of the decline in costs of production reflects the decline commensurate with the noted declines in sales, cost management of variable and fixed costs and the ongoing efforts to improve operating efficiencies.

Selling, general and administrative expenses decreased $0.5 million, or 1.1%, and $1.3 million, or 1.4%, for the three and six months ended June 30, 2003, respectively.  In 2003, selling, general and administrative expenses as a percentage of net sales were 11.5% for the three months ended June 30, and 12.1% for the six months ended June 30, which both represent 0.8 percentage point increases versus the comparable 2002 period, largely due to the noted decline in net sales.

There were no restructuring charges for the three and six months ended June 30, 2003.  In the first six months of 2002, Vertis Europe combined two facilities and recorded $1.8 million in restructuring charges comprised mainly of facility closure costs and severance costs.  Additionally, ATS terminated approximately 160 employees, recording $2.0 million in severance costs, in an effort to streamline operations.  Offsetting these charges is a $1.3 million adjustment to the estimate of 2001 restructuring costs made in 2002.

Operating income amounted to $19.9 million for the three months ended June 30, 2003, a decline of $16.8 million, or 45.8% compared to operating income of $36.7 million in the comparable 2002 period.  Through the first six months of 2003, operating income declined $28.4 million, or 46.6%, from $61.0 million in 2002 to $32.6 million in 2003.  As a percentage of net sales, operating income decreased 3.8 percentage points to 5.2% for the three months ended June 30, 2003 as compared to 9.0% in 2002.  For the six months ended

June 30, 2003, operating income as a percent of net sales totaled 4.3%, which was a 3.2 percentage point decline from the 7.5% realized in the comparable 2002 period.  The reductions in operating income are primarily attributable to the noted declines in net sales which were only partially offset by cost management initiatives and our focus on operating efficiencies.

Net loss for the three and six months ended June 30, 2003 was $71.9 million and $77.8 million, an increase in loss of $70.3 million for the three months and a decrease in loss of $42.6 million for the six months as compared to the comparable 2002 periods.  Included in the six months ended June 30, 2003 net loss is a $48.8 million tax valuation allowance (see “-Seasonality and Other Factors” below).  Included in the 2002 net loss for the first six months is a $108.4 million charge for the cumulative effect of accounting change resulting from our adoption of SFAS No. 142 (see “-New Accounting Pronouncements” below).  Loss before income tax expense and cumulative effect of accounting change for the six months ended June 30, 2003 increased from the comparable prior year period by $22.0 million.  Interest expense and amortization of deferred financing costs were relatively flat when comparing 2003 to 2002.  The increase in other non-operating income of $8.5 million in the six months ended June 30, 2003 versus the six months ended June 30, 2002, is largely due to a $10.1 million recovery from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc.  Offsetting this income are $1.4 million in fees associated with the A/R Facility, as defined below under “Liquidity and Capital Resources — Contractual Obligations — Off-Balance Sheet Arrangements”, the adjustment to record the changes in the interest rate swap agreement and losses on the sale of property, plant and equipment.

A reconciliation of Operating income (loss) to EBITDA by segment for the three and six months ended June 30, 2003 and 2002 is as follows:

(in thousands)	RNS	DMS	ATS	Vertis Europe	Corporate	Total

Three months ended June 30, 2003

Operating income (loss)	$23,535	$549	$(4,903)	$774	$(84)	$19,871
Depreciation and amortization of intangibles	10,752	4,676	3,817	1,815		21,060
Less: Other, net					(1,726)	(1,726)
EBITDA	$34,287	$5,225	$(1,086)	$2,589	$(1,810)	$39,205

Three months ended June 30, 2002

Operating income (loss)	$35,191	$6,042	$(5,918)	$2,747	$(1,356)	$36,706
Depreciation and amortization of intangibles	10,544	4,682	4,834	1,777		21,837
Less: Other, net					(836)	(836)
EBITDA	$45,735	$10,724	$(1,084)	$4,524	$(2,192)	$57,707

Six months ended June 30, 2003

Operating income (loss)	$37,508	$4,825	$(9,657)	$1,509	$(1,635)	$32,550
Depreciation and amortization of intangibles	21,482	9,437	7,903	3,642		42,464
Less: Other, net					7,386	7,386
EBITDA	$58,990	$14,262	$(1,754)	$5,151	$5,751	$82,400

Six months ended June 30, 2002

Operating income (loss)	$58,366	$12,117	$(10,378)	$2,941	$(2,007)	$61,039
Depreciation and amortization of intangibles	21,699	9,613	9,618	3,526		44,456
Less: Other, net					(1,090)	(1,090)
EBITDA	$80,065	$21,730	$(760)	$6,467	$(3,097)	$104,405

At RNS, EBITDA amounted to $34.3 million for the three months ended June 30, 2003, a decrease of $11.4 million, or 25.0%, compared to $45.7 million in the comparable 2002 period.  For the first six months of 2003, RNS EBITDA of $59.0 million is $21.1 million, or 26.3%, below the comparable 2002 EBITDA of $80.1 million.  These declines reflect competitive pricing pressures and changes in product mix  toward simpler formats, partially offset by a modest increase in volume.  Higher costs, primarily staffing, severance, and insurance costs, also contributed to the decline.

At DMS, EBITDA amounted to $5.2 million and $14.3 million, for the three and six months ended June 30, 2003, respectively.  These results represent a decline from the prior year comparable periods of $5.5 million, or 51.3%, and $7.5 million, or 34.4%, respectively.  The decline reflects the downward impact on net sales attributable to the shift by our customers to simpler products, lower quantities per order, and general competitive pricing pressure.  Costs were reduced commensurate with the decline in net sales and managed tightly, which partially offset the negative impact on EBITDA of the decline in net sales.

ATS EBITDA for the three months ended June 30, 2003 was a loss of $1.1 million which was equivalent to the prior year.  Through the first six months of 2003, ATS EBITDA was a loss of $1.8 million which represents a decline in EBITDA of $1.0 million from the comparable 2002 period.  Lower costs reflect the right-sizing initiatives implemented in 2002, but the lower cost base only partially mitigated the decline in net sales due to the poor advertising environment.  The noted changes in EBITDA for the three and six months ended June 30, 2003, benefited from decreases in restructuring charges of $2.0 million and $1.4, respectively.

At Vertis Europe, EBITDA of $2.6 million for the three months ended June 30, 2003, represents a decline of $1.9 million, or 42.2% as compared to EBITDA of $4.5 million in the comparable prior year period.  For the first six months of 2003, Vertis Europe EBITDA totaled $5.2 million which was $1.3 million, or 20.3%, lower than the comparable period in 2002.  The decline reflects the poor conditions in our direct mail business in Europe, largely due to product simplification and price competition.  In addition, costs were higher in 2003, largely due to increased selling costs to develop and expand our product offering in response to the sluggish direct mail business.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, capital expenditures and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

We believe that the facilities in place, as well as our cash flows, will be sufficient to meet our operational needs, including capital expenditures and restructuring costs, for the next twelve months.  At June 30, 2003, we had approximately $138.1 million available to borrow under our revolving credit facility.  There can be no assurance, however, that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt or obtain additional financing to refinance debt we assume in acquisition transactions.  In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

Items that could impact liquidity are described below.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations  as of June 30, 2003 and the periods in which payments are due:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(In millions)
Long-term debt	$1,077	$1	$107		$969
Operating leases	86	22	36	$17	11
Total contractual cash obligations	$1,163	$23	$143	$17	$980

Foreign Currency

Fluctuation in foreign currency would affect approximately $93.6 million of the British pound sterling based debt as of June 30, 2003.

Off-Balance Sheet Arrangements

In 1996, we entered into a six-year agreement to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. (as amended, the “1996 Facility”) through the issuance of $130.0 million of variable rate trade receivable backed certificates.  In April 2002, the revolving period for these certificates was extended and the certificates were refinanced.  In December 2002, the 1996 Facility expired and we entered into a new three-year agreement terminating in December 2005 (the “A/R Facility”) through the issuance of $130.0 million variable rate trade receivable backed notes.  The proceeds from the A/R Facility were used to retire the certificates issued under the 1996 Facility.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables.  Under the 1996 Facility and the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary.  However, we maintain an interest in the receivables and have been contracted to service the accounts receivable.  We received cash proceeds for servicing of $1.6 million and $1.7 million in the six months ended June 30, 2003 and 2002, respectively.

At June 30, 2003 and December 31, 2002, accounts receivable of $115.4 million and $125.9 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable.  At June 30, 2003 and December 31, 2002, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $43.2 million and $46.3 million, respectively which is included in Accounts receivable, net on the balance sheet at allocated cost, which approximates fair value.  The proceeds from collections reinvested in securitizations amounted to $705.1 million and $716.4 million in the six months ended June 30, 2003 and 2002, respectively.

Fees for the program under the facilities vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 90 basis points in 2003 and 37 basis points in 2002.  These fees, which totaled $1.4 million for both the six months ended June 30, 2003 and 2002, are included in Other, net.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Debt

In June 2003, we issued $350.0 million of senior secured second lien notes with an interest rate of 9 3/4% (the “9 3/4% notes”) and maturity date of April 1, 2009.  After deducting the initial purchasers discount and transaction expenses, the net proceeds received by us from the sale of these notes were $330.3 million.  We used these net proceeds to pay off $267.9 million remaining on the term loans outstanding under our senior credit facility and $62.4 million of our revolving credit facility.

In 2002, we issued $350.0 million of 10 7/8% senior unsecured notes (the “10 7/8% notes”) with a maturity date of June 15, 2009.  After deducting the initial purchasers’ discounts and transaction expenses, the net proceeds received by us from the sale of these notes were approximately $338.0 million.  We used these net proceeds to repay $181.5 million of the term loans and $156.5 million of debt outstanding under our senior subordinated credit facility.  In addition, pursuant to the senior subordinated credit facility, we issued $210.7 million 13 1/2% senior subordinated notes due December 7, 2009, in the first six months of 2003 in exchange for some of the term notes under the senior subordinated credit facility.

On May 7, 2003, in the course of our internal financial review, we became aware of a required payment due under the senior credit facility to the holders of our term loans in the amount of $40.9 million.  This past due payment was discovered during a review of the definition of “excess cash flow”, as defined in the senior credit facility agreement, resulting in a revision of the previously calculated “excess cash flow” out of which a prepayment was required to be made.  The three months ended March 31, 2003 was the only period in respect of which such a prepayment was required.  On May 8, 2003, we received the required waivers for this technical default and made the payment with borrowings from the revolving credit facilities.  The remainder of the term loans, $267.9 million, was paid off in connection with the issuance of the 9 3/4% notes, as discussed above, and the provision under the senior credit facility requiring prepayment out of “excess cash flow” was eliminated.  Following the payment of the term loans in their entirety, the senior credit facility consists solely of the revolving credit facility.

Our senior credit facility, senior subordinated credit facility, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 contain customary covenants limiting our ability to engage in various activities including restrictions on capital expenditures, dividends, investments and indebtedness.  Substantially all of our assets are pledged as collateral for the outstanding debt under our senior credit facility.  All of our debt has customary provisions requiring prepayment in the event of a change in control and out of the proceeds of asset sales, as well as cross-default provisions.  In addition, our senior credit facility agreement has customary provisions requiring prepayment out of the proceeds of issuances of debt and equity securities, and financial covenants that require us to maintain specified interest coverage ratios, leverage ratios and senior secured leverage ratios.  If we are unable to maintain those financial ratios, the bank lenders could require us to repay any amounts owing under the senior credit facility.  At June 30, 2003, we are in compliance with our debt covenants.  While we currently expect to be in compliance in future periods, if the fragile economic conditions that have influenced our results to date continue, there can be no assurance that these financial covenants will continue to be met.

For further information on our long-term debt, see Note 9 to the condensed consolidated financial statements.

Working Capital

Our current liabilities exceeded current assets by $38.3 million at June 30, 2003 and by $18.5 million at December 31, 2002.  This represents a decrease in working capital of $19.8 million for the six months ended June 30, 2003.  The working capital amounts exclude accounts receivable sold under the A/R Facility, the proceeds of which serve to reduce long-term borrowings under our revolving credit facility.  Since we maintain an interest in the receivables and have been contracted to service the receivables, we view working capital excluding the effects of the off-balance sheet A/R Facility (i.e., adding back receivables and reflecting the offsetting increase in long-term debt as if the A/R Facility was not in place, see above).  Excluding the effect of the A/R Facility, working capital at June 30, 2003 and December 31, 2002 would have been $77.1 million and $107.3 million, respectively.  The ratio of current assets to current liabilities as of June 30, 2003 was 0.87 to 1 (1.26 to 1, excluding the A/R Facility effect) compared to 0.92 to 1 as of December 31, 2002 (1.46 to 1, excluding the A/R Facility effect).

The decrease in working capital was primarily due to fluctuations in operating assets and liabilities, a portion of which were associated with our acquisition of the sales, marketing and media planning assets of The Newspaper Network, Inc. (collectively, “TNN”).  (See Note 4 to the condensed consolidated financial statements for further discussion.)  Offsetting these fluctuations was a decrease in the current portion of long-term debt and accrued interest.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2003 increased by $56.4 million from the 2002 level.  Adjusted for the increase (decrease) in outstanding checks drawn on controlled disbursement accounts, which are classified as a financing activity, net cash provided by operating activities increased $39.5 million when comparing the first six months of 2003 to 2002.  This is a result of the timing of payments and collection of receivables, and the increase in deferred income taxes related to the valuation allowance that was recorded in June (see “-Seasonality and Other Factors”).  Offsetting these amounts is the increase in loss before cumulative effect of accounting change.

Cash Flows from Investing Activities

Net cash used for investing activities in the six months ended June 30, 2003 was relatively flat when compared to the 2002 level due to a concerted effort by management to maintain our capital spending consistent with that of the prior year.  Also included in the 2003 investing activities were the costs associated with our acquisition of TNN.

Cash Flows from Financing Activities

The amounts of cash used in financing activities in each period reflect the relative levels of capital expenditures and investments in those years.  In June 2003, we issued $350 million of senior secured second lien notes, which after deducting the initial purchasers discount and transaction expenses, netted proceeds of approximately $330.3 million.  In June 2002, we issued $250 million of senior unsecured notes, which netted proceeds of approximately $240.0 million after deducting the debt discount and fees.  The proceeds from both issuances were used to repay existing debt.  When comparing these two transactions, which are the primary financing activities in each respective six-month period, there is an increase in debt repayments in the six months ended June 30, 2003 as compared to 2002, offset by an increase in debt issued in the same period.

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

We have approximately $248.5 million of federal net operating losses available to carry forward as of December 31, 2002.  These carryforwards expire beginning in 2005 through 2023.  In the first six months of 2003 we recorded tax expense of $46.9 million as a result of recording an additional valuation allowance against more than half of our tax benefit carryforwards.  The valuation allowance reserves a portion of the net operating losses and tax credit carryforwards that may not be offset by reversing taxable temporary differences.  We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. (See Note 13 to the condensed consolidated financial statements for further discussion.)

New Accounting Pronouncements

Effective January 1, 2002, we adopted SFAS No.142 (“SFAS 142”).  Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized.  Under the transitional provisions of SFAS 142, our goodwill was tested for impairment as of January 1, 2002.  Each of our reporting units was tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit.  Fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method.  As a result of our impairment test completed in the third quarter of 2002, we recorded an impairment loss of $86.6 million at ATS and $21.8 million at Vertis Europe to reduce the carrying value of goodwill to its implied fair value.  Impairment in both cases was due to a combination of factors including operating performance and acquisition price.  In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 condensed consolidated statements of operations and cash flows.  The amount of the impairment charge includes the effect of taxes of $6.8 million, which had not been initially recorded in the Company’s September 30, 2002 financial statements.  As a result, the operating results and cash flows for the quarter ended March 31, 2002 have been restated, net of tax.

Goodwill is now reviewed for impairment on annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  Our goodwill was tested for impairment again in the first quarter of 2003 and there was no impairment of goodwill found based on the valuation results.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred.  Under previous guidance, various exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  In the first quarter of 2003, we adopted the provisions of this statement, which did not have an impact on our condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.”  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  In the first quarter of 2003, we adopted certain provisions of this interpretation; however, we are still in the process of evaluating the impact of this interpretation on our condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “ Accounting for Stock-Based Compensation — Transition and Disclosure.”  This statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into our financial statements and accompanying notes included elsewhere in this document.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special-purpose entities.  We are currently reviewing this interpretation, the adoption of which is required for fiscal periods beginning after June 15, 2003, to determine its impact on our consolidated financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133,

“Accounting for Derivative Instruments and Hedging Activities.”  In general, this statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this statement is not expected to have a material impact on our condensed consolidated financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments that embody obligations for the issuer that are required to be classified as liabilities.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The provisions of the statement are not expected to have a significant impact on our condensed consolidated financial position.

Outlook

In the first half of 2003, the continuing soft economic conditions and geopolitical uncertainties had a significant adverse effect on our results of operations.  This economic climate continues to produce a sluggish demand for advertising products and services, a difficult pricing environment and escalating costs.  Because this economic environment reflects continuing uncertainties, it is difficult to estimate how it will affect our results for the year.  Although the difficult economic environment is expected to ease up moderately over the remainder of the year, we currently still expect our results for the second half of 2003 to be below 2002 results.

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

Qualitative Information

Our primary exposure to market risks relates to interest rate fluctuations on variable rate debt, which bears interest at both the Prime rate and the LIBOR rate. Generally, our exposure to foreign currency exchange rate fluctuations is immaterial as foreign operations are a small proportion of the total company and foreign currency borrowings act as a natural hedge against fluctuations in net asset values.

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

Quantitative Information

At June 30, 2003, 18.7% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable).

If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended June 30, 2003 by approximately $0.9 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all other factors constant.  The sensitivity analysis is limited in that it is based on balances outstanding at June 30, 2003 and does not provide for changes in borrowings that may occur in the future.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Vertis’ management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made during our second fiscal quarter of 2003 in our internal controls or in other factors that could materially affect, or is reasonable likely to materially affect, these controls over our financial reporting.

PART II – OTHER INFORMATION

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

Item 5. Other Information

Forward Looking Statements

We have included in this quarterly report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  You may find discussions containing such forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as within this quarterly report generally.  In addition, when used in this quarterly report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “projects,” “intends” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control.  It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements.  Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to those discussed in our annual report on Form 10-K dated March 26, 2003, under “Certain Factors That May Affect Our Business” as well as:

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 4.1  Form of Exchange Note (included in Exhibit 4.2) (Incorporated herein by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-4 (No. 333-106435)).

Exhibit 4.2  Indenture, dated as of June 6, 2003 (the “Indenture”), among Vertis, Inc. (the “Company”), as Issuer, the Company’s subsidiaries listed on the signature pages of the Indenture (the “Subsidiary Guarantors”) and The Bank of New York, as Trustee. (Incorporated herein by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-4 (No. 333-106435)).

Exhibit 4.3  Registration Rights Agreement, dated as of June 6, 2003, among the Company, the Subsidiary Guarantors and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Fleet Securities, Inc. (Incorporated herein by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-4 (No. 333-106435)).

Exhibit 4.4  U.S. Security Agreement, dated December 7, 1999 and amended and restated as of June 6, 2003, among the Company, the Subsidiary Guarantors, Vertis Holdings Inc. and certain of its subsidiaries listed on the signature pages thereto, and JPMorgan Chase Bank, as Collateral Agent. (Incorporated herein by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-4 (No. 333-106435)).

Exhibit 10.1  Eighth Amendment and Consent to Credit Agreement and Second Amendment to Subordination Agreement, dated as of May 21, 2003, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. (Incorporated herein by reference to Exhibit 10.42 to the Registrant’s registration statement on Form S-4 (No. 333-106435)).

Exhibit 31.1  Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2  Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1   Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2  Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On May 20, 2003, Vertis, Inc. filed a Current Report on Form 8-K reporting its earnings expectations for the second quarter and full year 2003.

On June 10, 2003, Vertis, Inc. filed a Current Report on Form 8-K reporting that on Friday June 6, 2003, it successfully issued $350 million of 9 3/4% senior secured second lien notes due 2009.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.

/s/ Donald E. Roland
Donald E. Roland,
Chairman, President and Chief Executive Officer

/s/ Dean D. Durbin
Dean D. Durbin
Chief Financial Officer

Date: August 5, 2003

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
4.1	Form of Exchange Note (included in Exhibit 4.2) (Incorporated herein by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-4 (No. 333-106435)).
4.2

Indenture, dated as of June 6, 2003 (the “Indenture”, among Vertis, Inc. (the “Company”, as Issuer, the Company’s subsidiaries listed on the signature pages of the Indenture (the “Subsidiary Guarantors” and The Bank of New York, as Trustee. (Incorporated herein by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-4 (No. 333-106435)).

4.3

Registration Rights Agreement, dated as of June 6, 2003, among the Company, the Subsidiary Guarantors and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Fleet Securities, Inc. (Incorporated herein by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-4 (No. 333-106435)).

4.4

U.S. Security Agreement, dated December 7, 1999 and amended and restated as of June 6, 2003, among the Company, the Subsidiary Guarantors, Vertis Holdings Inc. and certain of its subsidiaries listed on the signature pages thereto, and JPMorgan Chase Bank, as Collateral Agent. (Incorporated herein by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-4 (No. 333-106435)).

10.1

Eighth Amendment and Consent to Credit Agreement and Second Amendment to Subordination Agreement, dated as of May 21, 2003, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. (Incorporated herein by reference to Exhibit 10.42 to the Registrant’s registration statement on Form S-4 (No. 333-106435)).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.