Form 10-Q
period 2003-09-30
VERTIS INC
filed 2003-11-12
CIK 1178717

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Yes ☐ No ☒

As of October 31, 2003 there were 1,000 shares of the registrant’s common stock outstanding.

Part I - FINANCIAL INFORMATION

Item 1:  Financial Statements

Vertis, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share amounts

	September 30, 2003	December 31, 2002
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$8,427	$5,735
Accounts receivable, net	179,831	131,525
Inventories	43,653	37,189
Maintenance parts	19,776	18,861
Deferred income taxes		7,806
Prepaid expenses and other current assets	11,797	15,890
Total current assets	263,484	217,006
Property, plant and equipment, net	407,532	445,493
Goodwill	351,238	342,304
Investments	73,587	72,411
Deferred financing costs, net	32,064	37,113
Other assets, net	19,187	20,671
Total Assets	$1,147,092	$1,134,998

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$195,011	$133,177
Compensation and benefits payable	32,666	37,834
Accrued interest	35,107	16,588
Accrued income taxes	6,953	5,951
Current portion of long-term debt	611	5,384
Other current liabilities	28,100	36,587
Total current liabilities	298,448	235,521
Due to parent	7,506	7,822
Long-term debt, net of current portion	1,089,958	1,087,684
Deferred income taxes	65,837	26,073
Other long-term liabilities	31,775	27,890
Total liabilities	1,493,524	1,384,990

Stockholder’s deficit:
Common stock - authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	408,963	408,965
Accumulated deficit	(748,370)	(646,579)
Accumulated other comprehensive loss	(7,025)	(12,378)
Total stockholder’s deficit	(346,432)	(249,992)
Total Liabilities and Stockholder’s Deficit	$1,147,092	$1,134,998

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

Three Months Ended September 30,	2003	2002
	(Unaudited)

Net sales	$390,943	$409,583
Operating expenses:
Costs of production	305,977	311,613
Selling, general and administrative	46,071	46,891
Restructuring charges	6,762	2,770
Depreciation and amortization of intangibles	20,705	22,817
	379,515	384,091
Operating income	11,428	25,492
Other expenses (income):
Interest expense, net	33,508	31,598
Other, net	740	1,891
	34,248	33,489
Loss before income taxes	(22,820)	(7,997)
Income tax expense (benefit)	1,206	(2,733)
Net loss	$(24,026)	$(5,264)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

Nine Months Ended September 30,	2003	2002 As Restated
	(Unaudited)

Net sales	$1,139,506	$1,220,355
Operating expenses:
Costs of production	889,298	922,306
Selling, general and administrative	136,299	138,429
Restructuring charges	6,762	5,816
Depreciation and amortization of intangibles	63,169	67,273
	1,095,528	1,133,824
Operating income	43,978	86,531
Other expenses (income):
Interest expense, net	104,305	100,365
Other, net	(6,646)	2,981
	97,659	103,346
Loss before income taxes	(53,681)	(16,815)
Income tax expense	48,101	482
Loss before cumulative effect of accounting change	(101,782)	(17,297)
Cumulative effect of accounting change		108,365
Net loss	$(101,782)	$(125,662)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

In thousands

Nine Months Ended September 30,	2003	2002 As Restated
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(101,782)	$(125,662)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	63,169	67,273
Amortization of deferred financing costs	6,156	7,747
Write-off of deferred financing fees	10,958	8,239
Restructuring charges	6,762	5,816
Cumulative effect of accounting change		108,365
Deferred income taxes	50,028	(4,421)
Other	4,650	4,464
Changes in operating assets and liabilities (excluding effect of acquisition)
Decrease in accounts receivable	16,054	36,072
Increase in inventories	(6,462)	(135)
Decrease (increase) in prepaid expenses and other assets	4,528	(3,653)
Decrease in accounts payable and other liabilities	(8,073)	(52,972)
Net cash provided by operating activities	45,988	51,133

Cash Flows from Investing Activities:
Capital expenditures	(25,222)	(22,673)
Software development costs capitalized	(2,215)	(1,916)
Proceeds from sale of property, plant and equipment	610	1,459
Acquisition of business, net of cash acquired	(133)
Net cash used in investing activities	(26,960)	(23,130)

Cash Flows from Financing Activities:
Issuance of long-term debt	340,714	247,500
Net repayments under revolving credit facilities	(38,194)	(27,487)
Repayments of long-term debt	(309,987)	(251,217)
Deferred financing costs	(12,091)	(8,883)
Increase in outstanding checks drawn on controlled disbursement accounts	2,792	7,512
Other financing activities	(326)	(679)
Net cash used in financing activities	(17,092)	(33,254)
Effect of exchange rate changes on cash	756	369
Net increase (decrease) in cash and cash equivalents	2,692	(4,882)
Cash and cash equivalents at beginning of year	5,735	17,533
Cash and cash equivalents at end of period	$8,427	$12,651

Supplemental Cash Flow Information:

Interest paid	$66,745	$80,807

Income taxes paid	$1,642	$1,208

Detachable warrants issued		$15,766

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

The difference between net loss and total comprehensive loss of $5.4 million for the nine months ended September 30, 2003 is made up of adjustments for foreign currency translation and the interest rate swap.  For the nine months ended September 30, 2002, the difference, which amounted to $3.2 million, is comprised of foreign currency translation and the fair value of interest rate swap adjustments (see Note 9).

2.              RESTRUCTURING CHARGES

The Company began a new restructuring plan in the third quarter of 2003, which is expected to be complete by 2004.  This plan includes the closure of facilities, some of which are associated with the consolidation of operations; reductions in work force of approximately 174 employees; and the abandonment of assets associated with vacating these premises.  In the third quarter of 2003, the Advertising Technology Services segment recorded $1.3 million in severance costs due to headcount reductions of 73 employees and $5.3 million in facility closure costs related to the closure of three facilities.  Additionally, the Retail and Newspaper Services segment and the Direct Marketing Services segment each recorded $0.1 million in severance costs due to headcount reductions of 36 and 9 employees, respectively.

The Company expects the costs associated with the restructuring plan at the Advertising Technology Services segment to be an estimated $9.6 million (net of estimated sublease income of $7.5 million) of which approximately $4.1 million are non-

cash costs.  This plan is expected to be complete in 2003.  The costs associated with the restructuring effort at the Direct Marketing Services segment, which should be complete in 2003, are expected to be approximately $0.2 million.  The Company expects the restructuring plan at its Retail and Newspaper Services segment to cost approximately $0.5 million and to be complete in 2004.

In the nine months ended September 30, 2002, Vertis Europe combined two facilities and recorded $1.9 million in restructuring charges comprised mainly of facility closure costs and severance costs.  The Advertising Technology Services segment recorded $2.7 million in severance costs related to the termination of approximately 250 employees, and $1.1 million in facility closure costs, both in an effort to streamline operations.  Additionally, the Direct Marketing Services segment recorded $0.8 million in severance costs related to the termination of 133 employees, and the Retail and Newspaper Services segment recorded $0.6 million in severance costs.  Offsetting these charges is a $1.3 million adjustment to the estimate of 2001 restructuring costs made in 2002.  During the remainder of 2002, the Company recorded an additional $13.3 million in restructuring costs, for a total 2002 restructuring charge of $19.1 million, related to the closure of five facilities and the termination of approximately 50 employees in the Advertising Technology Services segment and the consolidation of production capabilities within the Direct Marketing Services segment.  The restructuring plan begun in 2000, which encompasses these 2002 programs, was completed at December 31, 2002.

The Company expects to pay approximately $4.0 million of the accrued restructuring costs during the next twelve months, and the remainder, approximately $7.4 million, by 2011.

The significant components of restructuring charges were as follows:

(In thousands)	Severance and Related Costs	Asset Write Off and Disposal Costs	Facility Closing Costs	Other Costs	Total

Accrued balance at December 31, 2002	$1,704	$2,019	$7,084	$873	$11,680
Restructuring charges in the nine months ended September 2003	1,479		5,283		6,762
Restructuring payments in the nine months ended September 2003	(2,178)	(1,924)	(2,868)	(119)	(7,089)
Accrued balance at September 30, 2003	$1,005	$95	$9,499	$754	$11,353

3.            GOODWILL AND OTHER INTANGIBLES

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”), “Goodwill and Other Intangibles.”  Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. The Company stopped amortizing its existing goodwill as of January 1, 2002.  Additionally, under the transitional provisions of SFAS 142, the Company’s goodwill was tested for impairment as of January 1, 2002.  Each of the Company’s reporting units was tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit.  Fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method.  As a result of the Company’s impairment test completed in the third quarter of 2002, the Company recorded an impairment loss of $86.6 million at the Vertis Advertising Technology Services segment and $21.8 million at the Vertis Europe segment to reduce the carrying value of goodwill to its implied fair value.  Impairment in both cases was due to a combination of factors including operating performance and acquisition price.  In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 condensed consolidated statements of operations and cash flows.  The amount of the impairment charge includes the effect of taxes of $6.8 million, which had not been initially recorded in the Company’s September 30, 2002 financial statements.  As a result, the operating results and cash flows for the nine months ended September 30, 2002 have been restated, net of tax.

Goodwill is now reviewed for impairment on an annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  The Company has completed its annual goodwill impairment test for 2003, which did not indicate any goodwill impairment.

4.            ACQUISITION

On June 10, 2003, the Company acquired the sales, marketing and media planning assets of The Newspaper Network, Inc. (collectively, “TNN”) by assuming the working capital deficit of approximately $4.3 million representative of the portion of the business that was purchased.  The Newspaper Network, Inc. is a national sales and marketing company that provides a wide variety of print advertising services specializing in the planning, pricing and placement of newspaper advertising throughout the United States.  The addition of TNN will provide additional media expertise that will better equip the Company to serve large, national clients in key industry markets.

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

	Nine months ended September 30,
(In thousands)	2003	2002

Net sales	$1,144,663	$1,232,046
Net loss	(101,995)	(125,790)

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

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables.  Under the 1996 Facility and the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary.  However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable.  The Company received cash proceeds for servicing of $2.4 million for both the nine months ended September 30, 2003 and 2002, respectively.  These proceeds are fully offset by servicing costs.

At September 30, 2003 and December 31, 2002, accounts receivable of $113.5 million and $125.9 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable.  At September 30, 2003 and December 31, 2002, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $50.1 million and $46.3 million, respectively, which is included in Accounts receivable, net on the balance sheet at allocated cost, which approximates fair value.  The proceeds from collections reinvested in securitizations amounted to $1,048.9 million and $1,115.2 million in the nine months ended September 30, 2003 and 2002, respectively.

Fees for the program under the facilities vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 90 basis points in 2003 and 37 basis points in 2002.  The loss on sale, which approximated the fees, totaled $2.0 million and $2.1 million for the nine months ended September 30, 2003 and 2002, respectively, and is included in Other, net.

6.            INVENTORY

Inventories are summarized as follows:

(In thousands)	September 30, 2003	December 31, 2002

Paper	$27,009	$20,412
Work in process	7,122	6,438
Ink and chemicals	3,697	4,075
Other	5,825	6,264
	$43,653	$37,189

7.            SEGMENT INFORMATION

The Company operates in four business segments. Each segment offers different products or services requiring different production and marketing strategies. The four segments are:

•                  Retail and Newspaper Services - includes advertising inserts and circulation-building newspaper products such as Sunday comics, TV listing guides, Sunday magazine sections and special supplements.

•                  Direct Marketing Services - includes highly customized one-to-one marketing programs and direct marketing services such as automated digital fulfillment services, direct mail production including varying levels of personalization, mailing management services, and effectiveness measurement.

•                  Advertising Technology Services - includes outsourced digital premedia and image content management, response management services and newspaper ad development.

•                  Vertis Europe - includes direct marketing and advertising technology products and services provided in Europe, principally the United Kingdom.

The following is unaudited information regarding the Company’s segments:

		Three months ended September 30,		Nine months ended September 30,
(In thousands)		2003	2002	2003	2002

Net Sales	Retail and Newspaper Services	$246,805	$258,922	$719,974	$763,266
	Direct Marketing Services	70,469	72,576	203,591	224,744
	Advertising Technology Services	46,492	48,641	128,936	149,705
	Vertis Europe	31,159	35,286	101,303	99,747
	Elimination of intersegment sales	(3,982)	(5,842)	(14,298)	(17,107)
	Consolidated Net Sales	$390,943	$409,583	$1,139,506	$1,220,355

EBITDA	Retail and Newspaper Services	$30,414	$37,979	$89,404	$118,044
	Direct Marketing Services	7,783	8,843	22,045	30,573
	Advertising Technology Services	(5,647)	595	(7,401)	(86,765)
	Vertis Europe	1,245	3,075	6,396	(12,223)
	General Corporate	(2,402)	(4,074)	3,349	(7,171)
	Consolidated EBITDA	31,393	46,418	113,793	42,458
	Depreciation and amortization of intangibles	20,705	22,817	63,169	67,273
	Interest expense, net	33,508	31,598	104,305	100,365
	Income tax expense (benefit)	1,206	(2,733)	48,101	482
	Consolidated Net Loss	$(24,026)	$(5,264)	$(101,782)	$(125,662)
Depreciation and Amortization of Intangibles	Retail and Newspaper Services	$10,455	$11,053	$31,937	$32,752
	Direct Marketing Services	4,624	5,261	14,061	14,874
	Advertising Technology Services	3,873	4,654	11,776	14,272
	Vertis Europe	1,753	1,849	5,395	5,375
	Consolidated Depreciation and Amortization of Intangibles	$20,705	$22,817	$63,169	$67,273

EBITDA represents net income (loss), plus:

•                  interest expense (net of interest income),

•                  income tax expense (benefit), and

•                  depreciation and amortization of intangibles.

8.            NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred.  Under previous guidance, various exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  In the first quarter of 2003, the Company adopted the provisions of this statement, which were incorporated in the condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.”  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  In the first quarter of 2003, the Company adopted the provisions of this interpretation, which did not have an impact on the condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results.  The disclosure provisions of this standard are effective for fiscal years ended after December 15, 2002 and have been incorporated into these condensed consolidated financial statements and accompanying notes (see Note 10).

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special-purpose entities. This interpretation applies to variable interest entities created after January 31, 2003 and to entities in which an enterprise obtains an interest after that date.  For entities created prior to January 31, 2003, this interpretation is to be adopted on December 31, 2003.  We believe the adoption of this interpretation will not have a material impact on the Company’s condensed consolidated financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In general, this statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We believe the adoption of this statement did not have a material impact on the Company’s condensed consolidated financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments that embody certain mandatory redeemable obligations for the issuer that are required to be classified as liabilities.  This statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  We believe the provisions of the statement do not have a significant impact on the Company’s condensed consolidated financial position.

9.            LONG TERM DEBT

Long-term debt consisted of the following:

(In thousands)	September 30, 2003	December 31, 2002

Revolving credit facility	$119,626	$155,161
Term loan A		124,981
Term loan B		184,219
9 3/4% senior secured second lien notes	341,245
10 7/8% senior notes	347,952	347,685
13 1/2% senior subordinated credit facility	70,421	279,579
13 1/2% senior subordinated notes	210,665
Other notes	660	1,443
	1,090,569	1,093,068
Current portion	(611)	(5,384)
	$1,089,958	$1,087,684

The credit facility (the “Credit Facility”) consisted of three components:

•                  A revolving credit facility which allows borrowings of up to $250.0 million, including borrowings in British pounds sterling of up to the equivalent of $160.0 million.  The revolving credit facility matures December 7, 2005 with no repayment of principal until maturity.  Interest is payable either (a) at the Prime rate plus a margin of 2.50% or (b) at the LIBOR rate plus a margin of 3.50%.  These margins may decline over time in accordance with covenants in the Credit Facility;

•                  Term Loan A, which required periodic principal payments through December 7, 2005, as well as mandatory repayments in the event of specified asset sales and certain other events; and

•                  Term Loan B, which required periodic principal payments through December 7, 2008, as well as repayments at the lenders’ option in the event of specified asset sales.

On May 7, 2003, the Company, in the course of its internal financial review, became aware of a required payment due March 31, 2003, under the Credit Facility to the holders of the Term A and B loans in the amount of $40.9 million.  This past due payment was discovered during a review of the definition of “excess cash flow”, as defined in the Credit Facility agreement, resulting in a revision of the previously calculated “excess cash flow” out of which a prepayment was required to be made.  The only period where this re-calculation resulted in a required prepayment was for the year ended December 31, 2002, which was due on March 31, 2003.  On May 8, 2003, the Company received the required waivers for this technical default and made the payment with borrowings from the revolving credit facilities.  The remainder of the Term A and B loans, $267.9 million, was retired in June 2003 in connection with the issuance of the 9 3/4% notes, as discussed below, and the provision under the Credit Facility requiring prepayment of our “excess cash flow” was eliminated.  Following the payment of the

Term A and B loans in their entirety, the Credit Facility consists solely of the revolving credit facility.

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

The senior subordinated credit facility, which had been originally issued in 1999 as a bridge facility, was converted into a term loan in December 2000, expiring on December 7, 2009.  The interest rate of the term notes representing this term loan is 13 1/2%.  In connection with the issuance of the 10 7/8% notes in 2002, $156.5 million was repaid under the senior subordinated credit facility.  Pursuant to the senior subordinated credit facility, the Company issued $210.7 million 13 1/2% senior subordinated notes due December 7, 2009 (the “Exchange Notes”) in the nine-month period ended September 30, 2003 in exchange for the term notes held by the holders requesting the exchange.  The remaining $82.8 million of outstanding term notes, excluding the discount, can be exchanged at the election of the holder in accordance with the senior subordinated credit facility.  The Exchange Notes pay interest semi-annually on June 1 and December 1 of each year.

The Credit Facility, the senior subordinated credit facility, the 10 7/8% notes, the 9 3/4% notes and the Exchange Notes contain customary covenants including restrictions on capital expenditures, dividends, and investments.  In particular, these debt instruments all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of the Company or the capital stock of its restricted subsidiaries.  Substantially all of the Company’s assets are pledged as collateral for the outstanding debt under the Credit Facility.  All of the Company’s debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions.  In addition, the Credit Facility agreement has provisions requiring prepayment from the proceeds of issuances of debt and equity securities, and financial covenants that require us to maintain specified financial ratios as follows.  The consolidated net interest coverage ratio is the ratio of EBITDA to net interest expense, which is required to be, at a minimum, 1.50 to 1.00.  At September 30, 2003, the Company’s net interest coverage ratio is calculated as 1.72 to 1.00.  The leverage ratio is the ratio of consolidated debt to EBITDA, which must not exceed 6.50 to 1.00.  At September 30, 2003, the Company’s leverage ratio is calculated as 6.09 to 1.00.  The senior secured leverage ratio is the ratio of senior secured debt to

EBITDA, which must not exceed 2.00 to 1.00.   The Company’s senior secured leverage ratio, as calculated at September 30, 2003, is 1.20 to 1.00.  The amounts of EBITDA and net interest expense used in the preceding ratio calculations are not equivalent to the amounts included in these financial statements, but rather are amounts calculated as set forth in the Credit Facility.  If the Company is unable to maintain these financial ratios, the bank lenders could require the Company to repay any amounts owing under the Credit Facility.  At September 30, 2003, the Company is in compliance with its debt covenants.

 The Company had an interest rate swap agreement, attached to the Term B loans, that converted a portion of variable rate debt to a fixed rate basis.  This agreement was designated as a hedge against changes in future cash flows.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS No. 137 and SFAS No. 138, the interest rate swap agreement was reflected at fair value in the Company’s consolidated balance sheet at December 31, 2002, and the related mark-to-market adjustment was recorded in stockholder’s deficit as a component of other comprehensive income.

On June 6, 2003, in connection with the payoff of the Term A and B loans, this interest rate swap agreement became an ineffective cash flow hedge.  At this date, the remaining fair market value of the agreement of approximately $1.1 million was expensed and is included in Other, net in the nine months ended September 30, 2003.

10.     VERTIS HOLDINGS STOCK AWARD AND INCENTIVE PLAN

Employees of the Company participate in Vertis’ parent company, Vertis Holdings, Inc.’s 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards.  As of September 30, 2003, only options have been granted under the Stock Plan.

The Company accounts for the Stock Plan under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  No stock-based employee compensation cost is reflected in net income.  The following table summarizes the effect of accounting for these awards as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” had been applied.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2003	2002	2003	2002

Net loss:
As reported	$(24,026)	$(5,264)	$(101,782)	$(125,662)
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(284)	(587)	(853)	(1,762)
Pro forma	$(24,310)	$(5,851)	$(102,635)	$(127,424)

11.     INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2003	2002	2003	2002

Interest expense	$31,664	$29,197	$87,339	$84,556
Amortization of deferred financing fees	1,886	2,464	6,156	7,747
Write-off of deferred financing fees			10,958	8,239
Interest income	(42)	(63)	(148)	(177)
	$33,508	$31,598	$104,305	$100,365

The Company fully amortized deferred financing fees of $11.0 million in June 2003 in connection with the retirement of the Term A and B loans (see Note 9).  In June 2002, the Company fully amortized $8.2 million in deferred financing fees in connection with the repayments of a portion of the Term A and B loans and the senior subordinated credit facility (see Note 9).

12.     OTHER, NET

Other, net for the nine months ended September 30, 2003 consists primarily of a $10.1 million recovery from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc.  Offsetting this income are $2.0 million in fees associated with the A/R Facility (see Note 5), the $1.1 million adjustment to record the change in the interest rate swap agreement (see Note 9) and $0.7 million in losses on the sale of property, plant and equipment.

Other, net for the nine months ended September 30, 2002 consists primarily of $2.1 million in fees associated with the 1996 Facility (see Note 5), $1.5 million in losses on the sale of property, plant and equipment, and $0.3 million in foreign exchange losses offset by $1.2 million in income earned on investments accounted for as leveraged leases in accordance with SFAS No. 13, “Accounting for Leases.”

13.     INCOME TAXES

The Company has approximately $248.5 million of federal net operating losses available to carry forward as of December 31, 2002.  These carryforwards expire beginning in 2005 through 2023.  In the nine months ended September 30, 2003 the Company recorded tax expense of $48.1 million, which includes a valuation allowance of $48.8 million against more than half of its tax benefit carryforwards.  The valuation allowance reserves a portion of the net operating losses and tax credit carryforwards that may not be offset by reversing taxable temporary differences.  The valuation allowance was recorded in the second quarter of 2003 due to the continuation of the poor economic climate and the projected increase in annual interest expense resulting from the issuance of the 9 3/4% notes in June 2003 (see Note 9).  The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

14.     GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The Company has 9 3/4% notes, 10 7/8% notes, and Exchange Notes (see Note 9), which are guaranteed by certain of Vertis, Inc.’s domestic subsidiaries.  Accordingly, the following condensed consolidated financial information as of September 30, 2003 and December 31, 2002, for the three months ended September 30, 2003 and 2002, and for the nine months ended September 30, 2003 and 2002 are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis; (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet at September 30, 2003

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated

ASSETS
Current Assets:
Cash and cash equivalents	$6,513	$308	$1,606		$8,427
Accounts receivable, net	129,206	23,242	27,383		179,831
Inventories	29,164	12,420	2,069		43,653
Maintenance parts	16,642	3,134			19,776
Deferred income taxes
Prepaid expenses and other current assets	5,427	1,440	4,930		11,797
Total current assets	186,952	40,544	35,988		263,484
Intercompany receivable	73,830			$(73,830)
Investments in subsidiaries	154,339	55,200		(209,539)
Property, plant and equipment, net	288,151	99,719	19,662		407,532
Goodwill	201,529	48,625	101,084		351,238
Investments			73,587		73,587
Deferred financing costs, net	31,963		101		32,064
Other assets, net	18,224	929	34		19,187
Total Assets	$954,988	$245,017	$230,456	$(283,369)	$1,147,092

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$164,685	$16,360	$13,966		$195,011
Compensation and benefits payable	25,117	6,975	574		32,666
Accrued interest	34,350		757		35,107
Accrued income taxes	9,035	(191)	(1,891)		6,953
Current portion of long-term debt	611				611
Other current liabilities	7,534	11,598	8,968		28,100
Total current liabilities	241,332	34,742	22,374		298,448
Due to parent		53,037	28,299	$(73,830)	7,506
Long-term debt, net of current portion	1,022,143		67,815		1,089,958
Deferred income taxes	67,175	(2,284)	946		65,837
Other long-term liabilities	24,978	6,584	213		31,775
Total liabilities	1,355,628	92,079	119,647	(73,830)	1,493,524
Stockholder’s (deficit) equity	(400,640)	152,938	110,809	(209,539)	(346,432)
Total Liabilities and Stockholder’s (Deficit) Equity	$954,988	$245,017	$230,456	$(283,369)	$1,147,092

Condensed Consolidating Balance Sheet at December 31, 2002

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated

ASSETS
Current Assets:
Cash and cash equivalents	$3,590	$99	$2,046		$5,735
Accounts receivable, net	72,106	25,954	33,465		131,525
Inventories	23,906	11,867	1,416		37,189
Maintenance parts	15,799	3,062			18,861
Deferred income taxes	7,790		16		7,806
Prepaid expenses and other current assets	10,647	2,344	2,899		15,890
Total current assets	133,838	43,326	39,842		217,006
Intercompany receivable	80,607			$(80,607)
Investments in subsidiaries	98,428	18,240		(116,668)
Property, plant and equipment, net	305,300	117,877	22,316		445,493
Goodwill	197,202	48,625	96,477		342,304
Investments			72,411		72,411
Deferred financing costs, net	36,985		128		37,113
Other assets, net	19,277	1,361	33		20,671
Total Assets	$871,637	$229,429	$231,207	$(197,275)	$1,134,998

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$82,168	$32,565	$18,444		$133,177
Compensation and benefits payable	27,466	9,650	718		37,834
Accrued interest	14,493		2,095		16,588
Accrued income taxes	8,548	(180)	(2,417)		5,951
Current portion of long-term debt	5,341	43			5,384
Other current liabilities	16,432	10,435	9,720		36,587
Total current liabilities	154,448	52,513	28,560		235,521
Due to parent		62,597	25,832	$(80,607)	7,822
Long-term debt, net of current portion	980,678		107,006		1,087,684
Deferred income taxes	27,447	(2,284)	910		26,073
Other long-term liabilities	20,578	6,924	388		27,890
Total liabilities	1,183,151	119,750	162,696	(80,607)	1,384,990
Stockholder’s (deficit) equity	(311,514)	109,679	68,511	(116,668)	(249,992)
Total Liabilities and Stockholder’s (Deficit) Equity	$871,637	$229,429	$231,207	$(197,275)	$1,134,998

Condensed Consolidating Statement of Operations

Three months ended September 30, 2003

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated

Net sales	$272,432	$89,916	$32,578	$(3,983)	$390,943
Operating expenses:
Costs of production	218,439	68,480	23,041	(3,983)	305,977
Selling, general and administrative	29,193	8,907	7,971		46,071
Restructuring charges	6,643	119			6,762
Depreciation and amortization of intangibles	13,764	5,165	1,776		20,705
	268,039	82,671	32,788	(3,983)	379,515
Operating income	4,393	7,245	(210)		11,428
Other expenses (income):
Interest expense, net	32,087	(7)	1,428		33,508
Other, net	726		14		740
	32,813	(7)	1,442		34,248

Equity in net income (loss) of subsidiaries	5,465			(5,465)

(Loss) income before income taxes	(22,955)	7,252	(1,652)	(5,465)	(22,820)
Income tax expense (benefit)	1,071	(3)	138		1,206
Net (loss) income	$(24,026)	$7,255	$(1,790)	$(5,465)	$(24,026)

Condensed Consolidating Statement of Operations

Three months ended September 30, 2002

In thousands

	Parent	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Elimin- ations	Consol- idated

Net sales	$282,203	$97,003	$36,223	$(5,846)	$409,583
Operating expenses:
Costs of production	220,078	71,640	25,741	(5,846)	311,613
Selling, general and administrative	29,751	10,184	6,956		46,891
Restructuring charges	1,852	717	201		2,770
Depreciation and amortization of intangibles	14,753	6,182	1,882		22,817
	266,434	88,723	34,780	(5,846)	384,091
Operating income	15,769	8,280	1,443		25,492
Other expenses (income):
Interest expense, net	29,506	(11)	2,103		31,598
Other, net	1,208	7	676		1,891
	30,714	(4)	2,779		33,489

Equity in net income (loss) of subsidiaries	13,886			(13,886)

(Loss) income before income taxes	(1,059)	8,284	(1,336)	(13,886)	(7,997)
Income tax expense (benefit)	4,205	(6,782)	(156)		(2,733)
Net (loss) income	$(5,264)	$15,066	$(1,180)	$(13,886)	$(5,264)

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2003

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated

Net sales	$788,496	$261,352	$103,956	$(14,298)	$1,139,506
Operating expenses:
Costs of production	632,132	198,334	73,130	(14,298)	889,298
Selling, general and administrative	84,550	27,800	23,949		136,299
Restructuring charges	6,643	119			6,762
Depreciation and amortization of intangibles	41,868	15,831	5,470		63,169
	765,193	242,084	102,549	(14,298)	1,095,528
Operating income	23,303	19,268	1,407		43,978
Other expenses (income):
Interest expense, net	99,296	(15)	5,024		104,305
Other, net	(6,685)	23	16		(6,646)
	92,611	8	5,040		97,659

Equity in net income (loss) of subsidiaries	15,043			(15,043)

(Loss) income before income taxes	(54,265)	19,260	(3,633)	(15,043)	(53,681)
Income tax expense (benefit)	47,517	(10)	594		48,101

Net (loss) income	$(101,782)	$19,270	$(4,227)	$(15,043)	$(101,782)

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2002

As restated

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Elimin- ations	Consol- idated

Net sales	$834,508	$301,008	$101,946	$(17,107)	$1,220,355
Operating expenses:
Costs of production	648,568	220,256	70,589	(17,107)	922,306
Selling, general and administrative	85,867	33,176	19,386		138,429
Restructuring charges	2,191	1,502	2,123		5,816
Depreciation and amortization of intangibles	44,094	17,681	5,498		67,273
	780,720	272,615	97,596	(17,107)	1,133,824
Operating income	53,788	28,393	4,350		86,531
Other expenses (income):
Interest expense, net	94,539	(101)	5,927		100,365
Other, net	867	23	2,091		2,981
	95,406	(78)	8,018		103,346

Equity in net income (loss) of subsidiaries	(19,029)			19,029

(Loss) income before income taxes	(60,647)	28,471	(3,668)	19,029	(16,815)
Income tax expense (benefit)	1,076	(11)	(583)		482
(Loss) income before cumulative effect of accounting change	(61,723)	28,482	(3,085)	19,029	(17,297)
Cumulative effect of accounting change	63,939	22,661	21,765		108,365
Net (loss) income	$(125,662)	$5,821	$(24,850)	$19,029	$(125,662)

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2003

In thousands

	Parent	Guarantor Companies	Non- Guarantor Companies	Consol- idated

Cash Flows from Operating Activities	$26,968	$20,805	$(1,785)	45,988
Cash Flows from Investing Activities:
Capital expenditures	(17,518)	(5,215)	(2,489)	(25,222)
Software development costs capitalized	(2,215)			(2,215)
Proceeds from sale of property, plant and equipment and divested assets	439		171	610
Acquisition of business, net of cash	(133)			(133)
Net cash used in investing activities	(19,427)	(5,215)	(2,318)	(26,960)
Cash Flows from Financing Activities:
Issuance of long-term debt	340,714			340,714
Net borrowings (repayments) under revolving credit facilities	3,610		(41,804)	(38,194)
Repayments of long-term debt	(309,893)	(43)	(51)	(309,987)
Deferred financing costs	(12,091)			(12,091)
Increase (decrease) in outstanding checks drawn on controlled disbursement accounts	2,310	1,489	(1,007)	2,792
Other financing activities	(29,268)	(16,827)	45,769	(326)
Net cash (used in) provided by financing activities	(4,618)	(15,381)	2,907	(17,092)
Effect of exchange rate changes on cash			756	756
Net (decrease) increase in cash and cash equivalents	2,923	209	(440)	2,692
Cash and cash equivalents at beginning of year	3,590	99	2,046	5,735
Cash and cash equivalents at end of year	$6,513	$308	$1,606	$8,427

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2002

As restated

In thousands

	Parent	Guarantor Companies	Non- Guarantor Companies	Consol- idated

Cash Flows from Operating Activities	$5,444	$26,646	$19,043	51,133
Cash Flows from Investing Activities:
Capital expenditures	(18,394)	(2,202)	(2,077)	(22,673)
Software development costs capitalized	(1,916)			(1,916)
Proceeds from sale of property, plant and equipment and divested assets	1,088	312	59	1,459
Investments in subsidiaries
Distributions from subsidiaries
Other investing activities
Acquisition of business, net of cash
Net cash used in investing activities	(19,222)	(1,890)	(2,018)	(23,130)
Cash Flows from Financing Activities:
Issuance of long-term debt	247,500			247,500
Net (repayments) borrowings under revoloving credit facilities revolving credit facilities	(28,461)		974	(27,487)
Repayments of long-term debt	(250,938)	(240)	(39)	(251,217)
Deferred financing costs	(8,883)			(8,883)
Increase in outstanding checks drawn on controlled disbursement accounts	4,136	2,325	1,051	7,512
Other financing activities	32,410	(13,007)	(20,082)	(679)
Net cash used in financing activities	(4,236)	(10,922)	(18,096)	(33,254)
Effect of exchange rate changes on cash			369	369
Net (decrease) increase in cash and cash equivalents	(18,014)	13,834	(702)	(4,882)
Cash and cash equivalents at beginning of year	14,618	(358)	3,273	17,533
Cash and cash equivalents at end of year	$(3,396)	$13,476	$2,571	$12,651

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

Corporate Restructuring

We began a new restructuring plan in the third quarter of 2003, which is expected to be complete by 2004.  The plan includes the consolidation of pre-press operations within both RNS and DMS in an effort to optimize the pre-press processes for these segments.  Additionally, the plan includes the closure of poorly performing facilities at ATS, where losses generally exceed lease costs.  In order to gain efficiencies as well as lower lease costs, the plan also includes the consolidation of two ATS large format operations, which print banners to go on billboards or buildings; lastly, the plan includes headcount reductions at ATS in both sales and administrative functions.  The restructuring costs associated with these efforts are estimated to include the costs of severance, facility closure costs and asset impairment charges.  In the third quarter of 2003, ATS recorded $1.3 million in severance costs due to headcount reductions of 73 employees and $5.3 million in facility closure costs related to the closure of three facilities.  Additionally, RNS and DMS each recorded $0.1 million in severance costs due to headcount reductions of 36 and 9 employees, respectively.

We expect the costs associated with the restructuring plan at ATS to be an estimated $9.6 million (net of estimated sublease income of $7.5 million) of which approximately $4.1 million are non-cash costs.  This plan is expected to e complete in 2003.  The costs associated with the restructuring effort at DMS, which should be complete in 2003, are expected to be approximately $0.2 million.  The Company expects the restructuring plan at RNS to cost approximately $0.5 million and to be complete in 2004.

In the nine months ended September 30, 2002, Vertis Europe combined two facilities and recorded $1.9 million in restructuring charges comprised mainly of facility closure costs and severance costs.  ATS recorded $2.7 million in severance costs related to the termination of approximately 250 employees, and $1.1 million in facility closure costs, both in an effort to streamline operations.  Additionally, DMS recorded $0.8 million in severance costs related to the termination of 133 employees, and RNS recorded $0.6 million in severance costs.  Offsetting these charges is a $1.3 million adjustment to the estimate of 2001 restructuring costs made in 2002.  During the remainder of 2002, we recorded an additional $13.3 million in restructuring costs, for a total 2002 restructuring charge of $19.1 million, related to the closure of five facilities and the termination of approximately 50 employees at ATS and the consolidation of production capabilities within DMS.  The restructuring plan begun in 2000, which encompasses these 2002 programs, was completed at December 31, 2002.

We expect to pay approximately $4.0 million of the accrued restructuring costs during the next twelve months, and the remainder, approximately $7.4 million, by 2011.

Results Of Continuing Operations

The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows.

					Percentage of Net Sales		Percentage of Net Sales
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002	2003	2002	2003	2002
	(in thousands)		(in thousands)

Net sales	$390,943	$409,583	$1,139,506	$1,220,355	100.0%	100.0%	100.0%	100.0%
Costs of production	305,977	311,613	889,298	922,306	78.3%	76.1%	78.0%	75.6%
Selling, general and administrative	46,071	46,891	136,299	138,429	11.8%	11.4%	12.0%	11.3%
Restructuring charges	6,762	2,770	6,762	5,816	1.7%	0.7%	0.6%	0.5%
Depreciation and amortization of intangibles	20,705	22,817	63,169	67,273	5.3%	5.6%	5.5%	5.5%
Total operating costs	379,515	384,091	1,095,528	1,133,824	97.1%	93.8%	96.1%	92.9%
Operating income	11,428	25,492	43,978	86,531	2.9%	6.2%	3.9%	7.1%

Other data:

Cash flows (used in) provided by operating activities	$(21,317)	$40,222	$45,988	$51,133
Cash flows used in investing activities	(13,231)	(9,632)	(26,960)	(23,130)
Cash flows provided by (used in) financing activities	18,175	(23,363)	(17,092)	(33,254)
EBITDA	31,393	46,418	113,793	42,458	8.0%	11.3%	10.0%	3.5%

EBITDA is included in this document as it is the primary performance measure we use to evaluate our business segments.  EBITDA, as we use it for this purpose, represents net income (loss) plus:

•                  interest expense (net of interest income),

•                  income tax expense (benefit), and

•                  depreciation and amortization of intangibles.

We have modified our definition of EBITDA to comply with recent definitional guidance from the Securities and Exchange Commission on EBITDA. This modified definition includes the cumulative effect of accounting change as a deduction in arriving at EBITDA.  This change had the effect of decreasing our EBITDA by $108.4 million for the nine months ended September 30, 2002.

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

	Three months ended September 30,		Nine months ended Septeber 30,
(in thousands)	2003	2002	2003	2002

Net loss	$(24,026)	$(5,264)	$(101,782)	$(125,662)
Interest expense, net	33,508	31,598	104,305	100,365
Income tax expense (benefit)	1,206	(2,733)	48,101	482
Depreciation and amortization of intangibles	20,705	22,817	63,169	67,273
EBITDA	$31,393	$46,418	$113,793	$42,458

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

In the nine months ended September 30, 2003, the economic environment remained challenging, affecting our performance.  Weak advertising spending continued to result in competitive price pressure within our markets.  A substantial portion of our revenue is generated from customers in various sectors of the retail industry, which have been particularly impacted by the recent prolonged economic downturn.  If this ongoing difficult economic environment continues, it is likely that our results for the remainder of 2003 will be negatively impacted as well.

You should consider all of these factors in reviewing the discussion of our operating results.

Results of Operations – Three and nine months ended September 30, 2003 compared to 2002

For the three months ended September 30, 2003, net sales declined $18.7 million, or 4.6%, from $409.6 million in 2002 to $390.9 million in 2003.  Through the first nine months of 2003, net sales of $1,139.5 million represent an $80.9 million, or 6.6%, decline as compared to 2002 net sales of $1,220.4 million.  The decline reflects competitive pricing pressures, sluggish direct mail business domestically as well as abroad and the weak advertising agency business at ATS.  We believe these declines reflect the challenging macro-economic and geopolitical conditions which have dampened spending for our products and services.  Changes in the cost of paper resulted in an increase in net sales of $2.3 million in the third quarter and a $1.5 million decrease in net sales for the nine months ended September 30, 2003.

At RNS, net sales declined $12.1 million, or 4.7%, from $258.9 million to $246.8 million for the three months ended September 30, 2003.  Through the first nine months, net sales of $720.0 million represent a $43.3 million, or 5.7%, decline versus 2002 net sales of $763.3 million.  The primary factor driving the declines in net sales was the ongoing decline in pricing due to the competitive pricing pressure and changes in product mix toward simpler formats.  Generally, competitive price pressures exist in periods when advertisers reduce spending, as we have seen in the current environment.  In addition, advertisers may change product types to reduce their overall cost of advertising, which will have a downward impact on our net sales.  Volume at RNS was essentially flat in the third quarter and nine months ended September 30, 2003 as compared to the comparable 2002 periods.  Changes in the cost of paper had an upward impact on net sales of $2.5 million in the three months ended September 30, 2003.  Results for the first nine months of 2003 were negatively impacted by $1.7 million due to the decline in the cost of paper.

At DMS net sales for the three months ended September 30, 2003 amounted to $70.5 million compared to $72.6 million in the comparable 2002 period, representing a decline of $2.1 million, or 2.9%.  Through the first nine months of 2003, net sales declined $21.2 million, or 9.4%, from $224.8 million to $203.6 million. The revenue decline in the third quarter of 2003, as compared to the comparable 2002 period, was largely the result of our chemical and digital printing businesses.  Our traditional direct mail business was up $2.1 million in the third quarter of 2003 versus the prior year due to higher volume partially offset by lower pricing.  For the nine-month period, these declines were the result of decreases in volume compounded by lower pricing.  The decline in pricing reflects increased overall price competition commensurate with the weak advertising environment and changes in product mix.  Product mix changes reflect shifts by advertisers from more complex direct mail pieces, such as highly personalized pieces and pieces that require complex configurations, to less complex direct mail pieces, which lower our customers’ advertising costs and our net sales per direct mail piece.  Simpler products are produced using less sophisticated equipment, which has resulted in increased competition and, in-turn, decreased pricing.  We believe these negative impacts on net sales are a result of the current environment.

At ATS, net sales declined $2.1 million, or 4.3%, from $48.6 million in the three months ended September 30, 2002 to $46.5 million in the three months ended September 30, 2003.  Through the first nine months, net sales of $128.9 million represent a decline of $20.8 million, or 13.9%, compared to 2002 net sales of $149.7 million.  These declines are primarily due to weak demand, largely from advertising agency customers.  The decline in sales to advertising agency customers amounted to $5.0 million in the third quarter and $24.2 million through September 2003 as compared to the comparable 2002 periods.  These declines reflect the weak advertising environment as well as advertising agencies increasingly producing the products and services in-house.  We do not expect this trend in our business with advertising agencies to change.  Through September 30, 2003, we have mitigated a portion of the decline in net sales from advertising agency customers with increases in other lines of business, including net sales to packaging customers of $0.3 million, and increases in our digital solutions services of $1.7 million and other media and marketing services of $6.9 million, which include TNN sales of $3.6 million since acquisition (see Note 4 to our condensed consolidated financial statements).  Management expects to continue aggressively pursuing growth opportunities in these lines of business.

At our Vertis Europe segment, for the three months ended September 30, 2003, net sales amounted to $31.2 million versus $35.3 million in the comparable 2002 period, a decrease of $4.1 million, or 11.6%.  For the first nine months of 2003, net sales of $101.3 million were $1.6 million, or 1.6%, higher than 2002 net sales, which totaled $99.7 million.  Results for the three and nine months ended September 30, 2003, were positively impacted by foreign exchange rate fluctuations in the amount of $1.2 million and $8.2 million, respectively.  Excluding the positive impact of these foreign exchange rate fluctuations, Vertis Europe’s net sales in the three and nine months ended September 30, 2003, were below the comparable 2002 periods due to weakness in our direct mail business.  In local currency, net sales in our Europe direct mail business declined 20.0% in the third quarter and 10.1% through September 30, 2003, due to poor conditions similar to those that exist in our U.S. direct mail business.  Industry wide excess capacity has resulted in lower prices which have more than offset an increase in direct mail packages.

For the three months ended September 30, 2003, our consolidated costs of production decreased $5.6 million, or 1.8%, from $311.6 million in 2002 to $306.0 million in 2003.  Through the first nine months of 2003, costs of production decreased $33.0 million, or 3.6%, from $922.3 million in 2002 to $889.3 million in 2003.  As a percentage of net sales, cost of production increased 2.2 percentage points for the three months ended September 30, 2003 and 2.4 percentage points for the nine months ended September 30, 2003, largely due to the noted decline in net sales.  The cost of paper and ink consumed represents $0.9 million and $21.1 million of the decline in costs of production for the three and nine months ended September 30, 2003, respectively.  The balance of the decline in costs of production reflects the noted declines in sales, cost management initiatives, and the ongoing efforts to improve operating efficiencies.

Selling, general and administrative expenses decreased $0.8 million, or 1.7%, and $2.1 million, or 1.5%, for the three and nine months ended September 30, 2003, respectively.  In 2003, selling, general and administrative expenses as a percentage of net sales were 11.8% for the three months ended September 30, and 12.0% for the nine months ended September 30, which represent 0.4 and 0.7 percentage point increases versus the comparable 2002 periods, largely due to the noted decline in net sales.

Results for both the three months and nine months ended September 30, 2003 include $6.8 million of restructuring charges which are comprised of $1.3 million in severance costs and $5.3 million in facility closure costs related to the closure of three facilities at ATS, as well as $0.1 million in severance costs recorded at both RNS and DMS.  Restructuring charges were $2.8 million and $5.8 million for the three months and nine months ended September 30, 2002, respectively.   In the nine months ended September 30, 2002, Vertis Europe combined two facilities and recorded $1.9 million in restructuring charges comprised mainly of facility closure costs and severance costs.  ATS recorded $2.7 million in severance costs related to the termination of approximately 250 employees, and $1.1 million in facility closure costs, both in an effort to streamline operations.  Additionally, DMS recorded $0.8 million in severance costs related to the termination of 133 employees, and RNS recorded $0.6 million in severance costs.  Offsetting these charges is a $1.3 million adjustment to the estimate of 2001 restructuring costs made in 2002.

Depreciation expense decreased $4.0 million, or 6.0%, from $67.0 million for the nine months ended September 30, 2002 to $63.0 million for the comparable 2003 period.  This decrease is primarily due to a decrease in property, plant and equipment at ATS due to the closure of four facilities (See “– Corporate Consolidation and Restructuring” above).  Amortization expense was relatively flat when comparing 2003 to 2002.

Operating income amounted to $11.4 million for the three months ended September 30, 2003, a decline of $14.1 million, or 55.2%, compared to operating income of $25.5 million in the comparable 2002 period. Through the first nine months of 2003, operating income declined $42.5 million, or 49.1%, from $86.5 million in 2002 to $44.0 million in 2003.  As a percentage of net sales, operating income decreased 3.3 percentage points to 2.9% for the three months ended September 30, 2003 as compared to 6.2% in 2002.  For the nine months ended September 30, 2003, operating income as a percent of net sales totaled 3.9% which was a 3.2 percentage point decline from the 7.1% realized in the in the comparable 2002 period.  The reductions in operating income are primarily attributable to the noted declines in net sales in addition to an increase in restructuring costs of $4.0 million and $0.9 million for the three months and nine months ended September 30, 2003, respectively.  These costs were only partially offset by reductions in staffing costs of $1.2 million and $7.7 million for the three months and nine months ended September 30, 2003, respectively.

Additional savings of $0.7 million for the three months and $3.5 million for the nine months ended September 30, 2003 were associated with an internal program to improve processes in many of our plants.  The remainder of the offset is attributable to a decrease in variable costs.

Interest expense increased $2.7 million in the nine months ended September 30, 2003 as compared to 2002, due to the interest associated with the issuance of the 9 3/4% notes in June 2003 and the issuance of the 10 7/8% notes in June and November 2002, offset by the decrease in interest expense due to the payments on the revolver and term loans related to such issuances.

The increase in other non-operating income of $9.6 million when comparing the nine months ended September 30, 2003 to the comparable 2002 nine-month period, is primarily due to a $10.1 million recovery from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc.  Offsetting this income are $2.0 million in fees associated with the A/R Facility, as defined below under “Liquidity and Capital Resources – Contractual Obligations – Off-Balance Sheet Arrangements”, a $1.1 million adjustment to record the changes in the interest rate swap agreement and $0.7 million in losses on the sale of property, plant and equipment, which decreased $0.8 million from the prior year.

Net loss for the three and nine months ended September 30, 2003 was $24.0 million and $101.8 million, an increase in loss of $18.8 million for the three months and a decrease in loss of $23.9 million for the nine months as compared to the comparable 2002 periods.  Included in the nine months ended September 30, 2003 net loss is a $48.8 million tax valuation allowance on deferred tax assets (see “-Seasonality and Other Factors” below).   Included in the 2002 net loss for the first nine months is a $108.4 million charge for the cumulative effect of accounting change resulting from our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles” (see “-New Accounting Pronouncements” below).  Loss before income tax expense and cumulative effect of accounting change for the nine months ended September 30, 2003 increased from the comparable prior year period by $36.9 million.  This increase is a result of the aforementioned changes in net sales and costs, as discussed above.

In accordance with Item 303 of Regulation S-K under the Securities Act, set forth below is a discussion of the performance of our business segments based on the measure reported to our chief operating decision maker for the purpose of making decisions about allocating resources to the segment and assessing the performance of the segment; namely, EBITDA, as defined above (see “-Results of Continuing Operations”).  A tabular reconciliation of segment EBITDA to the directly comparable consolidated GAAP measure, net (loss) income, in accordance with SFAS Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, is contained in Note 7 to our condensed consolidated financial statements.

At RNS, EBITDA amounted to $30.4 million for the three months ended September 30, 2003, a decrease of $7.6 million, or 20.0%, compared $38.0 million in the comparable 2002 period.  For the first nine months of 2003, RNS EBITDA of $89.4 million is $28.6 million, or 24.2%, below the comparable 2002 EBITDA of $118.0 million.  These declines reflect competitive pricing pressures and changes in product mix toward simpler formats.  In addition, through September 30, 2003, EBITDA was negatively impacted by severance costs of $1.5 million, higher insurance costs and higher energy costs.

At DMS, EBITDA amounted to $7.8 million and $22.0 million, for the three and nine months ended September 30, 2003, respectively.  These results represent a decline from the comparable 2002 periods of $1.1 million, or 12.0%, and $8.5 million, or 27.9%, respectively.  These declines reflect the downward impact on net sales attributable to the shift by our customers to simpler products, lower quantities per order, and general competitive pricing pressure.  Costs were reduced commensurate with the decline in net sales and managed tightly, which partially offset the negative impact on EBITDA of the decline in net sales.

ATS EBITDA for the three months ended September 30, 2003 was a loss of $5.6 million, which was $6.2 million less than prior year.  Through the first nine months of 2003, ATS EBITDA was a loss of $7.4 million, which represents an increase in EBITDA of $79.4 million, or 91.5%, from the comparable 2002 period.  The increase in the nine-month period primarily reflects an $86.6 million change in EBITDA due to the impairment loss recorded by ATS in January 2002 to reduce the carrying value of their goodwill in accordance with SFAS 142 (see “—New Accounting Pronouncements” below).  Additionally, lower costs reflect the right-sizing initiatives implemented in 2002, but the lower cost base only partially mitigated the decline in net sales due to the poor advertising environment.  The noted changes in EBITDA for the three and nine months ended September 30, 2003, were also negatively impacted by increases in restructuring charges of $4.8 million and $3.4 million, respectively.

At Vertis Europe, EBITDA of $1.2 million for the three months ended September 30, 2003, represents a decline of $1.9 million, or 61.3% as compared to EBITDA of $3.1 million in the comparable prior year period.  For the first nine months of 2003, Vertis Europe totaled $6.4 million, which was $18.6 million, or 152.3%, greater than the comparable period in 2002.  The increase in the nine-month period primarily reflects a $21.8 million change in EBITDA due to the impairment loss recorded by Vertis Europe in January 2002 to reduce the carrying value of their goodwill in accordance with SFAS 142 (see” –New Accounting Pronouncements” below).  The offsetting decline reflects the poor conditions in our direct mail business in Europe, largely due to product simplification and price competition.  In addition, costs were higher in 2003, largely due to increased selling costs to develop and expand our product offering in response to the sluggish direct mail business.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, capital expenditures and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

We believe that the facilities in place, as well as our cash flows, will be sufficient to meet our operational needs, including capital expenditures and restructuring costs, for the next twelve months.  Although the revolving credit facility allows us to borrow up to $250 million, and the unused portion of that amount is $125.8 million including letters of credit that have been issued, the amount we can actually borrow and still remain in compliance with the leverage ratio required in the covenants associated with the revolving credit facility is $81.1 million at September 30, 2003.  (See Note 9 to the condensed consolidated financial statements for further discussion of covenants).  There can be no assurance that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt or obtain additional financing to refinance debt we assume in acquisition transactions.  In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

Items that could impact liquidity are described below.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of September 30, 2003 and the periods in which payments are due:

Contractual Obligations (In millions)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$1,091	$1	$120		$970
Operating leases	137	31	44	$30	32
Total contractual cash obligations	$1,228	$32	$164	$30	$1,002

Foreign Currency

Fluctuation in foreign currency would affect approximately $67.8 million of the British pound sterling based debt as of September 30, 2003.

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

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables.  Under the 1996 Facility and the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary.  However, we maintain an interest in the receivables and have been contracted to service the accounts receivable.  We received cash proceeds for servicing of $2.4 million for both the nine months ended September 30, 2003 and 2002, respectively.  These proceeds are fully offset by servicing costs.

At September 30, 2003 and December 31, 2002, accounts receivable of $113.5 million and $125.9 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable.  At September 30, 2003 and December 31, 2002, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $50.1 million and $46.3 million, respectively which is included in Accounts receivable, net on our condensed consolidated balance sheet at allocated cost, which approximates fair value.  The proceeds from collections reinvested in securitizations amounted to $1,048.9 million and $1,115.2 million in the nine months ended September 30, 2003 and 2002, respectively.

Fees for the program under the facilities vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 90 basis points in 2003 and 37 basis points in 2002.  The loss on sale, which approximated the fees, totaled $2.0 million and $2.1 million for the nine months ended September 30, 2003 and 2002, and is included in Other, net on our condensed consolidated statement of operations.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Debt

In June 2003, we issued $350.0 million of senior secured second lien notes with an interest rate of 9 3/4% (the “9 3/4% notes) and maturity date of April 1, 2009.  After deducting the initial purchasers discount and transaction expenses, the net proceeds received by us from the sale of these notes were $330.3 million.  We used these net proceeds to pay off $267.9 million remaining on the term loans outstanding under our senior credit facility and $62.4 million of our revolving credit facility.

In 2002, we issued $350.0 million of 10 7/8% senior unsecured notes (the “10 7/8% notes”) with a maturity date of June 15, 2009.  After deducting the initial purchasers’ discounts and transaction expenses, the net proceeds received by us from the sale of these notes were approximately $338.0 million.  We used these net proceeds to repay $181.5 million of the term loans and $156.5 million of debt outstanding under our senior subordinated credit facility.  In addition, pursuant to the senior subordinated credit facility, we issued $210.7 million 13 1/2% senior subordinated notes due December 7, 2009, in the first nine months of 2003 in exchange for some of the term notes under the senior subordinated credit facility.

On May 7, 2003, in the course of our internal financial review, we became aware of a required payment due under the senior credit facility to the holders of our term loans in the amount of $40.9 million.  This past due payment was discovered during a review of the definition of “excess cash flow”, as defined in the senior credit facility agreement, resulting in a revision of the previously calculated “excess cash flow” out of which a prepayment was required to be made.  The only period where this re-calculation resulted in a required prepayment was for the year ended December 31, 2002, which was due on March 31, 2003.  On May 8, 2003, we received the required waivers for this technical default and made the payment with borrowings from the revolving credit facilities.  The remainder of the term loans, $267.9 million, was paid off in connection with the issuance of the 9 3/4% notes, as discussed above, and the provision under the senior credit facility requiring prepayment out of “excess cash flow” was eliminated.  Following the payment of the term loans in their entirety, the senior credit facility consists solely of the revolving credit facility.

Our senior credit facility, senior subordinated credit facility, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 contain customary covenants limiting our ability to engage in various activities including restrictions on capital expenditures, dividends, investments and indebtedness. In particular, these debt instruments all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of us or the capital stock of our restricted subsidiaries.   Substantially all of our assets are pledged as collateral for the outstanding debt under our senior credit facility.  All of our debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions.  In addition, our senior credit facility agreement has customary provisions requiring prepayment from the proceeds of issuances of debt and equity securities, and financial covenants that require us to maintain specified interest coverage ratios, leverage ratios and senior secured leverage ratios.  If we are unable to maintain those financial ratios, the bank lenders could require us to repay any amounts owing under the senior credit facility.  At September 30, 2003, we are in compliance with our debt covenants.  While we currently expect to be in compliance in future periods, if the fragile economic conditions and pricing pressures that have influenced our results to date continue, there can be no assurance that these financial covenants will continue to be met. Based upon our latest projections for the fourth quarter of 2003, including actual results for October 2003, we believe we will be in compliance at December 31, 2003.

For further information on our long-term debt, see Note 9 to the condensed consolidated financial statements.

Working Capital

Our current liabilities exceeded current assets by $35.0 million at September 30, 2003 and by $18.5 million at December 31, 2002.  This represents a decrease in working capital of $16.5 million for the nine months ended September 30, 2003.  The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility.  We use the proceeds from such accounts receivable sales to reduce long-term borrowings under our revolving credit facility.  After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables.  Therefore, if we add back the accounts receivable of $113.5 million and $125.9 million sold under the A/R Facility as of September 30, 2003 and December 31, 2002, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at September 30, 2003 and December 31, 2002 would have been $78.5 million and $107.3 million, respectively.  The ratio of current assets to current liabilities as of September 30, 2003 was 0.88 to 1 (1.26 to 1, excluding the impact of the A/R Facility) compared to 0.92 to 1 as of December 31, 2002 (1.46 to 1, excluding the impact of the A/R Facility).

The decrease in working capital was primarily due to fluctuations in operating assets and liabilities, a portion of which were associated with our acquisition of the sales, marketing and media planning assets of The Newspaper Network, Inc.  (See Note 4 to the condensed consolidated financial statements for further discussion.)  Offsetting these fluctuations was the increase in accrued interest due to the timing of scheduled interest payments and the elimination of the current deferred tax asset related to the recording of the valuation allowance in June 2003(see “–Seasonality and Other Factors”).

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2003 decreased by $5.1 million from the 2002 level.   Adjusted for the increase (decrease) in outstanding checks drawn on controlled disbursement accounts, which are classified as a financing activity, net cash provided by operating activities decreased $9.9 million when comparing the first nine months of 2003 to 2002.  This is a largely a result of the increase in loss before cumulative effect of accounting change offset by the timing of payments and collection of receivables, and the increase in deferred income taxes related to the valuation allowance that was recorded in June 2003(see “–Seasonality and Other Factors”).

Cash Flows from Investing Activities

Net cash used for investing activities in the nine months ended September 30, 2003 increased $3.8 million from the 2002 primarily due to an increase in capital expenditures.

Cash Flows from Financing Activities

In June 2003, we issued $350 million of senior secured second lien notes, which after deducting the initial purchasers discount and transaction expenses, netted proceeds of approximately $330.3 million.  In June 2002, we issued $250 million of senior unsecured notes, which netted proceeds of approximately $240.0 million after deducting the debt discount and fees.  The proceeds from both issuances were used to repay existing debt.  These two transactions, which are the primary financing activities in each respective period, are the primary reasons for the decline in cash used in financing activities from $33.3 million in 2002 to $17.1 million in 2003

Seasonality and Other Factors

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

We have approximately $248.5 million of federal net operating losses available to carry forward as of December 31, 2002.  These carryforwards expire beginning in 2005 through 2023.  In the first nine months of 2003 we recorded tax expense of $48.1 million which included an additional valuation allowance against more than half of our tax benefit carryforwards.  The valuation allowance reserves a portion of the net operating losses and tax credit carryforwards that may not be offset by reversing taxable temporary differences.  We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. (See Note 13 to the condensed consolidated financial statements for further discussion.)

New Accounting Pronouncements

Effective January 1, 2002, we adopted SFAS No.142 (“SFAS 142”).  Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized.  Under the transitional provisions of SFAS 142, our goodwill was tested for impairment as of January 1, 2002.  Each of our reporting units was tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit.  Fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method.  As a result of our impairment test completed in the third quarter of 2002, we recorded an impairment loss of $86.6 million at ATS and $21.8 million at Vertis Europe to reduce the carrying value of goodwill to its implied fair value.  Impairment in both cases was due to a combination of factors including operating performance and acquisition price.  In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 condensed consolidated statements of operations and cash flows.  The amount of the impairment charge includes the effect of taxes of $6.8 million, which had not been initially recorded in the Company’s September 30, 2002 financial statements.  As a result, the operating results and cash flows for the nine months ended September 30, 2002 have been restated, net of tax.

Goodwill is now reviewed for impairment on annual basis, or more frequently if events or circumstances indicate that the carrying value may not be recoverable.  Our goodwill was tested for impairment again in the first quarter of 2003 and there was no impairment of goodwill found based on the valuation results.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred.  Under previous guidance, various exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  In the first quarter of 2003, we adopted the provisions of this statement, which were incorporated in our condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees.”  The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002.  In the first quarter of 2003, we adopted the provisions of this interpretation, which does not impact on our condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “ Accounting for Stock-Based Compensation – Transition and Disclosure.”  This statement amends SFAS No. 123, “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into our financial statements and accompanying notes included elsewhere in this document.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” to provide new guidance with respect to the consolidation of all previously unconsolidated entities, including special-purpose entities.  This interpretation applies to variable interest entities created after January 31, 2003 and to entities in which an enterprise obtains an interest after that date.  For entities created prior to January 31, 2003, this interpretation is to be adopted on December 31, 2003.  We believe that the adoption of this interpretation will not have a material impact on our condensed consolidated financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In general, this statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  We believe the adoption of this statement did not have a material impact on our condensed consolidated financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments that embody obligations for the issuer that are required to be classified as liabilities.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  We believe the provisions of the statement do not have a significant impact on our condensed consolidated financial position.

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

Quantitative Information

At September 30, 2003, 19.4% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable).

If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended September 30, 2003 by approximately $1.3 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all other factors constant.  The sensitivity analysis is limited in that it is based on balances outstanding at September 30, 2003 and does not provide for changes in borrowings that may occur in the future.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Vertis’ management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made during our third fiscal quarter of 2003 in our internal controls or in other factors that could materially affect, or are reasonable likely to materially affect, these controls over our financial reporting.

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

On August 1, 2003, Vertis, Inc. filed a Current Report on Form 8-K reporting its earnings for the three and six months ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.

/s/ Donald E. Roland

Donald E. Roland,
Chairman, President and Chief Executive Officer

/s/ Dean D. Durbin

Dean D. Durbin
Chief Financial Officer

Date: November 12, 2003

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.