Form 10-K
period 2003-12-31
VERTIS INC
filed 2004-03-05
CIK 1178717

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003	Commission file number: 333-97721

VERTIS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3768322 (I.R.S. Employer Identification)
250 West Pratt Street, Baltimore, MD (Address of principal executive offices)	21201 (Zip Code)

Registrant's telephone number, including area code: (410) 528-9800

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant of Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act rule 12b-2. Yes ☐    No ☒

        The number of shares outstanding of Registrant's common stock as of March 1, 2004 was 1,000 shares.

        Documents Incorporated By Reference: None

VERTIS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

Form 10-K

CAUTIONARY STATEMENTS

        We have included in this Annual Report on Form 10-K, and from time to time our management may make, statements which may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You may find discussions containing such forward-looking statements in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this Annual Report generally. In addition, when used in this Annual Report, the words "believes," "anticipates," "expects," "estimates," "plans," "projects," "intends" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under "Certain Factors That May Affect Our Business," as well as:

  •
  general economic and business conditions in the United States, the United Kingdom and other countries;

  •
  changes in the advertising, marketing and information services markets;

  •
  the financial condition of our customers;

  •
  the possibility of future terrorist activities or the continuation or escalation of hostilities in the Middle East or elsewhere;

  •
  our ability to execute key strategies;

  •
  actions by our competitors;

  •
  the effects of supplier price fluctuations on our operations, including fluctuations in the price of raw materials we use;

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

PART I

ITEM 1    BUSINESS

Overview

        Vertis, Inc. is a leading provider of targeted advertising, media, and marketing solutions that drive consumers to marketers more effectively. Our comprehensive products and services range from consumer research, audience targeting, creative services, and workflow management to targeted advertising inserts, direct mail, interactive marketing, packaging solutions, and digital one-to-one marketing and fulfillment. We deliver a comprehensive range of solutions that simplify, improve, and maximize the effectiveness of multiple phases of our customers' marketing campaigns, from inception of an advertising concept, through design, production, targeted distribution, and ultimately the measurement of advertising effectiveness. We believe that our ability to produce cost-effective and measurable results in a relatively short time-frame is critically important to our clients. Our clients include more than 3,000 grocery stores, drug stores and other retail chains, general merchandise producers and manufacturers, financial and insurance service providers, newspapers, and advertising agencies.

        In 2003, Vertis had net sales of approximately $1.6 billion and had approximately 8,000 employees worldwide. We offer an extensive list of solutions across a broad spectrum of media designed to enable our clients to reach target customers with the most effective message. Customers may employ these services individually or on a combined basis to create an integrated end-to-end targeted marketing solution.

        We believe that the breadth of our client base limits our reliance on any individual customer. Our top ten customers in 2003 accounted for 31.4% of our net sales, and no customer accounted for more than 6.7% of our net sales. We have excellent relationships with our customers as evidenced by the average length of our relationships with our ten largest customers, which is over 15 years.

        Vertis, Inc. is a Delaware Corporation incorporated in 1993. Our principal executive offices are located at 250 West Pratt Street, Baltimore, Maryland 21201. Our Internet address is www.vertisinc.com. We are subject to the information requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and file annual, quarterly and special reports and other information with the Securities and Exchange Commission, or SEC. Our filings are available to the public at the SEC's website at www.sec.gov and also at our website, under "investor relations", at the specified address shown above. You may read and copy any documents we file with the SEC at its public reference facility in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities.

        In this Annual Report, when we use the terms "Vertis," "we," "our," and the "Company," we mean Vertis, Inc., and its consolidated subsidiaries. The words "Vertis Holdings" refer to Vertis Holdings, Inc., the parent company of Vertis and its sole stockholder.

Business Segments

        We operate in the advertising and marketing services industry through two business segments based on the way management views and manages the company, which is based on our geographic presence. These segments are Vertis North America and Vertis Europe. Vertis North America provides a full array of solutions to clients primarily in the United States. Vertis Europe provides services to clients in Europe, principally the United Kingdom. Financial and other information relating to our business segments for each of 2003, 2002 and 2001 can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 20, "Segment Information", to our consolidated financial statements included in this Annual Report.

        In September 2003 we announced a realignment of our North American platform. The realignment and resulting management changes created a structure we believe will drive top line revenue growth and improve the support we provide to our customers' targeted marketing needs. The realignment consolidated the sales, marketing and production facilities of our entire North American platform. Before the realignment, we managed our business, and delivered our products and services to customers, in accordance with our production capability. Likewise, we reported our business segments within our North American platform in-line with these production capabilities. We believe the new structure will align our production capabilities and sales organization into a single integrated entity. From a capabilities standpoint, establishing one production platform will ensure better overall asset utilization and will foster best-in-class processes.

        Effective with the reporting of our 2003 full-year results and commensurate with our realignment of our North American operations we have consolidated the operations of our former Retail and Newspaper Services segment, Direct Marketing Services segment and Advertising Technology Services segment into Vertis North America. This segmentation better matches our overall strategy to provide a full array of targeted advertising and marketing services to a wide array of clients. The realignment was undertaken with the intent to drive top-line growth by establishing a single sales force that will sell our comprehensive products and services to a diverse client base.

Vertis North America

        General.    Vertis North America provides the full array of targeted advertising, media, and marketing services. We enable advertisers to achieve targeted distribution to large and diverse audiences. These products and services are delivered by means of our nationwide network of digitally connected facilities. Our products and services include:

•	Targetable advertising insert programs for	•	Highly customized one-to-one marketing
	retailers and manufacturers		programs
•	Newspaper products (TV magazines,	•	Automated digital fulfillment services
	Sunday magazines, color comics and	•	Direct mail production with varying levels
	special supplements)		of personalization
•	Consumer research	•	Data design, collection and management to
•	Creative services including page layout		identify target audiences
	and design	•	Mailing management services
•	Digital advertising workflow design and	•	Effectiveness measurement
	transmission	•	Newspaper advertising development
•	Freight and logistics management	•	Media planning and placement and software
•	Digital content management		solutions
•	Graphic design and animation	•	Response management, warehousing and
•	Digital photography, compositing and		fulfillment services
	retouching	•	Call center and telemarketing services
•	In-store displays, billboards and building	•	Interactive marketing
wraps
•	Consulting services

        We are a leading provider of advertising inserts and the largest single producer of newspaper TV listing guides and Sunday comics in the United States. In 2003, we produced more than 30 billion advertising inserts. Advertising inserts are typically produced in color on better quality paper than the reproductions that appear in run-of-press newspaper advertisements. In addition, advertising inserts allow marketers to vary layout, artwork, design, trim size, paper type, color and format. Variations may be targeted by newspaper zones and by specific customer demographics.

        We provide 71 of the top 100 Sunday newspapers in the United States with circulation-building newspaper products and services through production of comics, TV listing guides, Sunday supplements and special sections. In 2003, we produced approximately 1.6 billion Sunday comics, and approximately 1.0 billion TV listing guides.

        We are also one of the largest providers of highly customized direct mail, one-to-one marketing programs, mailing management services, automated digital fulfillment and specialty advertising products in the United States. We derive the majority of our revenues from the design, production, and execution of personalized advertising mailings rather than traditional, broadbase direct mailings. Personalized direct mail enables consumer goods and other marketers to communicate with their customers on an individual-by-individual basis, an approach that provides higher response rates than broad, non-personalized mailings.

        We use sophisticated, data-driven techniques to target prospects and deliver full color, individualized marketing messages. We can process and manipulate databases to enable our customers to target direct mail recipients based on many attributes, ranging from age, gender, and address to spending habits, type of car owned, whether the recipient is a pet owner, etc. These highly individualized marketing campaigns are designed to enhance customer response levels and improve client marketing efficiencies through on-demand workflow automation. In addition, we employ a broad range of technologies to assist clients with their advertising campaigns including digital media production and content management solutions to retailers, consumer and commercial products companies and advertising agencies. These services and technologies enable clients to more efficiently create, produce and manage traditional print and advertising content. More importantly, these services and technologies also enable clients to benefit from the influences of digital advertising media such as CD-ROM and the Internet. Our integrated offering enables advertisers to maintain consistency of appearance of their products and brand names throughout various media forms.

        Sales and Customers.    Vertis North America employs approximately 140 sales representatives. Our sales force is organized into four key business groups to maximize the development of business for newspapers and local, regional and national customers. The four key sales groups are managed under the overall Vertis North America management structure and are responsible for selling all of our solutions. The Corporate Sales group focuses on selling solutions to national customers and is complemented by two regional geographic groups covering the eastern and western United States. The National Sales and Strategic Account Planning group focuses on selling marketing solutions to national manufacturers, technology companies, financial services and non-profit organizations and provides market research to assist our customers in effectively designing and implementing targeted advertising and marketing campaigns.

        Our customers include grocery stores, drug stores, other retailers, newspapers, consumer goods manufacturers, financial institutions, Internet advertisers, not-for-profit organizations, government agencies, advertising agencies, consumer packaging customers, and commercial products manufacturers. While a majority of our net sales are made directly to clients, we also sell our products and services through agencies and brokers. Our advertising insert products are distributed in national newspapers and, depending on their target audience, through various forms of mail distribution and in store circulation. Vertis North America's ten largest customers accounted for approximately 33.9% of its 2003 net sales, and no single customer represented more than 6.7% of total net sales of Vertis. We have established and maintained long-standing customer relationships with our major customers.

Vertis Europe

        General.    Vertis Europe offers our European customers many of the products and services we offer our North American customers. The products, services and technology offered in Europe include:

•	response fulfillment services	•	transactional printing
•	extensive inline printing and finishing	•	fragrance promotions
•	fully integrated direct marketing services	•	phone and loyalty card production
•	direct mail printing and fulfillment	•	data processing
•	laser imaging and lettershop capabilities	•	consulting

        We believe our European production facilities have unique production capabilities to meet demand for shorter run, highly personalized mailing and for transactional and billing communications.

        Sales and Customers.    In addition to leveraging our national and retail sales groups, Vertis Europe has 43 sales representatives devoted to this segment's specific products and services. Vertis Europe serves advertising agencies and corporate marketers. The main categories of direct marketing clients serviced are financial services, agency, publishing, mail order, non-profit and retail. Vertis Europe's ten largest customers accounted for approximately 30.9% of its 2003 net sales.

Raw Materials

        In 2003, we spent approximately $560 million on raw materials. The primary raw materials required in our operations are paper and ink. We also use other raw materials, such as film, chemicals, computer supplies and proofing materials. We believe that there are adequate sources of supply for our primary raw materials and that our relationships with our suppliers yield improved quality, pricing and overall service to our customers; however, there can be no assurance that we will not be adversely affected by a tight market for our primary raw materials.

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

        We have contracts covering the purchases of ink and press supplies, (i.e. plates, blankets, solutions, etc.) These contracts, which range from 1 to 8 years in length, include target minimum quantities and prices. All of these agreements allow for shortfalls of purchase minimums to be made up over the life of the contract. In addition, each of the agreements allows for the reduction in obligations for a decline in volume experienced by Vertis, and all have competitive pricing clauses, whereby suppliers' prices must remain competitive in the market or the purchase minimums can be adjusted.

        We have an agreement expiring July 2006 with a supplier to purchase all of our requirements for mailing services (inserting, sorting, tying, bagging and applying postage to direct mail). The prices for the mailing services are negotiated annually.

Competition

        The principal methods of competition in our businesses are pricing, quality, flexibility, customer targeting capabilities, breadth of service, timeliness of delivery, customer service and other value-added services. Pricing depends in large part on the prices of paper and ink, which are our major raw materials (see "Raw Materials" above). Pricing is also influenced by product type, shipping costs, operating efficiencies and the ability to control costs. We believe that the introduction of new technologies, continued excess capacity in this industry, consolidation in our customer's markets, and softness in traditional brand advertising spending, combined with the cost pressures facing customers resulting from other factors, including the cost of paper and postal rates, have resulted in margin pressures and increased competition in our core businesses.

        Our major competitors in North America are R.R. Donnelley & Sons Company, Quebecor World Inc., American Color Graphics, Valassis Communications, Inc., Harte-Hankes, Inc., News America Marketing, ADVO, Inc., Acxiom Corporation, Experian, Applied Graphics Technologies, Inc., Schawk, Inc., and Southern Graphics, a division of Alcoa. In addition, we compete with television, radio and other forms of print and electronic media. Vertis Europe's major competitor is Seven Worldwide, a division of Applied Graphics Technologies, Inc. The U.K. direct mail market, while also fragmented, has certain key players, including Communisis, St. Ives, Polestar and Primecom, who collectively dominate the market. The European direct mail market has been growing steadily over the last ten years, but this growth has attracted new players. There appears to be a significant increase in printing capacity due in part to generalist printing companies converting to direct marketing printing.

Trade Names, Trademarks and Patents

        We own certain trade names, trademarks and patents used in our business. The loss of any such trade name, other than "Vertis", or any trademark or patent would not have a material adverse effect on our consolidated financial condition or results of operations.

Governmental Regulations

        Our business is subject to a variety of federal, state and local laws, rules and regulations. Our production facilities are governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act ("OSHA") and the regulations promulgated thereunder. Except as described herein, we are not aware of any pending legislation that in our view is likely to affect significantly the operations of our business. We believe that our operations comply substantially with all applicable governmental rules and regulations.

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

Employees

        As of December 31, 2003, we had approximately 8,000 employees. Most of the hourly employees at our North Brunswick and Newark, New Jersey facilities (approximately 170 employees) are represented by the Paper, Allied Industrial, Chemical and Energy Workers International Union. In addition, approximately 10 employees of our Chicago facilities are represented by the Graphic Communications International Union or the Chicago Typographical Union. We believe we have satisfactory employee and labor relations.

Certain Factors That May Affect Our Business

Our highly leveraged status may impair our financial condition and we may incur additional debt.

        We currently have a substantial amount of debt. As of December 31, 2003, our total consolidated debt was $1,052 million, excluding our accounts receivable securitization facility. Our substantial debt could have important consequences for our financial condition, including:

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

        The indentures governing our debt instruments, subject to specified limitations, permit us and our subsidiaries to incur substantial additional debt. In addition, as of December 31, 2003, our senior credit facility would permit us to borrow up to an additional $79.3 million. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.

        Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive and other factors that are beyond our control. Based on the current and anticipated level of operations, we believe that our cash flow from operations, together with amounts available under our senior credit facility, is adequate to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the next twelve months. We cannot assure you, however, that our business will continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may have to refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that any refinancing of this kind would be possible or that any additional financing could be obtained. The inability to obtain additional financing could materially impact our ability to meet our future debt service, capital expenditure and working capital requirements.

Covenant restrictions under our indebtedness may limit our ability to operate our business.

        Our indentures and other debt agreements contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. The indentures and agreements restrict, among other things, our and the subsidiary guarantors' ability to:

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

  •
  create liens on our assets.

        In addition, our senior credit facility requires us to maintain various financial ratios and satisfy financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. For more information about those financial ratios and financial condition tests, see Note 10 "Long-Term Debt" to our consolidated financial statements included in this Annual Report and "Liquidity and Capital Resources" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet our financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under our indentures and debt agreements. All of our debt instruments have customary cross-default provisions. If an event of default under our debt instruments occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In that event, we might not have sufficient assets to pay amounts due on our outstanding debt.

The high level of competition in the advertising and marketing services industry could have a negative impact on our ability to service debt, particularly in a prolonged economic downturn.

        The advertising and marketing services industry is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality and servicing the specialized needs of customers. Moreover, rapid changes in information technology may result in more intense competition, as existing and new entrants seek to take advantage of new products, services and technologies that could render our products, services and technologies less competitive or, in some instances, even obsolete. See "Competition" above. Technological advances in digital transmission of data and advertising creation have resulted in the in-house production of advertising content by certain end-users which has had a negative impact on our profitability. In addition, the recent prolonged economic downturn has resulted in competitive pricing pressure and changes in product mix favoring simpler formats, both of which primarily effect the margin on our advertising insert and direct mail products. Simpler product formats generally result in increased competition, thereby increasing capacity for our products and services. The competitive pricing pressures and changes in product mix have resulted in a decline in our margins.

        The recent prolonged economic downturn and any future periods of economic downturn could result in continuing increased competition and possibly affect our sales and profitability. A decline in sales and profitability may decrease our cash flow, and make it more difficult for us to service our level of debt.

Demand for our services may decrease due to a decline in clients' or an industry's financial condition or due to an economic downturn.

        We cannot assure you that the demand for our services will continue at current levels. Our clients' demand for our services may change based on their needs and financial condition. In addition, when economic downturns affect particular clients or industry groups, demand for advertising and marketing services provided to these clients or industry groups is often adversely affected. In 2001, the advertising industry experienced the first year-over-year decline in advertising spending since World War II. In 2002, the industry posted a relatively modest year-over-year growth of approximately 2% in advertising spending. Although 2002 represented a partial reversal of the decline in 2001, the rate of year-over-year growth was below historical growth rates dating back to 1990. In 2003, the challenging environment continued, as geopolitical events and high unemployment continued to affect consumer confidence. Additionally, the advertising insert segment of the industry experienced a decline over the last few years, beginning in 2001. A substantial portion of our revenue is generated from customers in various sectors of the retail industry, which has been particularly impacted by this recent challenging economic environment. There can be no assurance that economic conditions or the level of demand for our services will improve or that they will not deteriorate. If there is another period of economic downturn or stagnation, our results of operations may be adversely affected.

Changes in the cost of paper could have a negative impact on our ability to service our indebtedness.

        An increase in the cost of paper, a key raw material in our operations, may reduce our production volume and profits. If (i) we are not able to pass paper cost increases to our customers, or (ii) our customers reduce the size of their print advertising programs, our sales and profitability could be negatively affected. A decline in volume may decrease our cash flow, and make it difficult for us to service our level of debt.

        Capacity in the paper industry has remained relatively stable in recent years. Increases or decreases in demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades used by us. A loss of the sources of paper supply or a disruption in those sources' business or failure by them to meet our product needs on a timely basis could cause temporary shortages in needed materials which could have a negative effect on our net sales and profitability.

Regulations and government actions on direct marketing may affect us.

        Federal and state legislatures have passed a variety of laws in recent years relating to direct marketing and related areas. This and similar future legislation, as well as other government actions, could negatively affect direct marketing activities by imposing restrictions on telemarketing and on advertising in certain industries such as tobacco and sweepstakes, increasing the postal rate and tightening privacy regulations. Therefore, they might have a substantial impact on our direct marketing services, which represent over 17% of our consolidated revenues for the twelve months ended December 31, 2003, as we and our customers adjust our behaviors in response to such legislation and government actions.

We rely on key management personnel.

        Our success will depend, in part, on the efforts of our executive officers and other key employees, including Mr. Donald E. Roland, Mr. Dean D. Durbin and Mr. Herbert W. Moloney III. Each of Messrs. Roland, Durbin and Moloney has significant years of service in the advertising and marketing industry, including time spent in senior-level positions at our current end-user customer groups. We believe each of Messrs. Roland, Durbin and Moloney provides us with an in-depth understanding of the needs of our customers and are key to delivering our integrated advertising products and marketing services. In addition, the market for qualified personnel is competitive and our future success will depend upon, among other factors, our ability to attract and retain these key personnel. The loss of the services of any of our key management personnel or the failure to attract and retain employees could have a material adverse effect on our results of operations and financial condition due to disruptions in leadership and continuity of our business relationships.

There can be no assurance that Thomas H. Lee Partners L.P. and its affiliates ("THL L.P."), as controlling shareholder, will exercise its control in our best interests as opposed to its own best interests.

        Because of its position as controlling shareholder of Vertis, THL L.P. is able to exercise control over decisions affecting us, including:

  •
  composition of our board of directors, and, through it, our direction and policies, including the appointment and removal of officers;

  •
  mergers or other business combinations and opportunities involving us;

  •
  further issuance of capital stock or other securities by us;

  •
  payment of dividends; and

  •
  approval of our business plans and general business development.

        There can be no assurance that THL L.P. will exercise its control in our best interests as opposed to its best interests as controlling shareholder.

        In addition, THL L.P. owns debt securities in Vertis, and may choose to take actions that are in its best interests as a debt holder, rather than a shareholder.

ITEM 2    PROPERTIES

Executive Offices

        Our principal executive offices are located at 250 West Pratt Street, Baltimore, Maryland, and comprise approximately 56,000 square feet of leased space, pursuant to a lease agreement expiring on August 31, 2007.

Production Facilities

        As of December 31, 2003, we owned 13 and leased 43 production facilities, 49 of which are located in the United States with an aggregate area of approximately 3,900,000 square feet. The leased production facilities have lease terms expiring at various times from 2004 to 2016. We believe that our facilities are suitable and adequate for our business. We continually evaluate our facilities to ensure they are consistent with our operational needs and business strategy. A summary of production facilities is set forth in the table below:

Locations	Square Footage	Lease Term Expiration
North America Locations
Atlanta, GA(1)	94,700	Fee Ownership
Atlanta, GA	15,588	February 28, 2006
Atlanta, GA	10,607	March 31, 2008
Bristol, PA	123,000	Fee Ownership
Carlsbad, CA	17,600	September 30, 2005
Chalfont, PA	320,000	Fee Ownership
Charlotte, NC	105,400	April 30, 2013
Chicago, IL	38,302	July 31, 2009
Chicago, IL	52,024	May 31, 2011
City of Industry, CA	103,000	September 30, 2006
Clifton Park, NY	9,219	May 31, 2005
Columbus, OH	141,185	December 31, 2004
Dallas, TX	90,000	September 30, 2007
Delray Beach, FL	10,300	May 31, 2005
East Longmeadow, MA	159,241	February 3, 2006
Elk Grove Village, IL	80,665	August 31, 2005
Greenville, MI	130,000	Fee Ownership
Harrison, NJ	22,125	May 31, 2010
Irvine, CA	29,825	May 21, 2005
Irving, TX	91,649	November 30, 2012
Lenexa, KS	89,403	Fee Ownership
Long Island City, NY	11,500	August 31, 2006
Manassas, VA	108,120	May 31, 2014
Minnetonka, MN	8,550	August 31, 2006
Monroe Township, NJ	57,987	February 28, 2009
Newark, NJ	22,692	December 31, 2007
Newark, NJ	23,000	Fee Ownership
New York, NY	6,500	July 31, 2006
New York, NY	31,500	September 30, 2004
Niles, MI	90,000	Fee Ownership
North Brunswick, NJ	173,232	Fee Ownership
North Haven, CT	30,600	December 27, 2007
Pomona, CA	144,542	May 31, 2006
Portland, OR	125,250	October 31, 2007
Richmond, VA	2,935	April 30, 2004
Riverside, CA	84,000	Fee Ownership
Rochester, NY	80,000	Fee Ownership
Sacramento, CA	57,483	Fee Ownership
Salt Lake City, UT	103,600	August 31, 2009
San Antonio, TX	67,900	Fee Ownership
San Antonio, TX	7,927	March 31, 2008
San Francisco, CA	30,000	June 14, 2005
San Francisco, CA	3,200	June 14, 2005
San Leandro, CA	143,852	August 31, 2005
Saugerties, NY	225,000	Fee Ownership

Scottsdale, AZ	7,184	September 30, 2004
St. Louis, MO	38,782	May 30, 2006
St. Louis, MO	30,300	August 31, 2005
Tampa, FL	72,418	December 31, 2008
Europe Locations
Croydon, UK	56,277	December 1, 2013
Leicester, UK	58,205	January 23, 2006
Leicester, UK	35,115	September 28, 2007
Leicester, UK	34,000	March 11, 2013
London, UK	17,429	September 29, 2013
London, UK	12,356	June 20, 2016
Swindon, UK	110,000	June 25, 2014

(1)
Comprised of two adjacent facilities.

Sales Offices and Other Facilities

        We maintain a large number of facilities for use as sales offices and other administrative purposes. All but two of the sales offices and other facilities are leased, with lease terms expiring at various times from 2004 to 2006.

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

ITEM 4    SUBMISSION OF VOTE TO SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Not applicable.

ITEM 6    SELECTED FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data for Vertis and its subsidiaries as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The historical data for the three-year period ended December 31, 2003 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The historical data for the two-year period ended December 31, 2000 has been derived from our audited consolidated financial statements not included herein. We sold our subsidiary, Columbine JDS Systems, Inc. ("Columbine"), in connection with the recapitalization of Vertis Holdings in 1999. This table presents the operating results of Columbine and its subsidiaries as discontinued operations in all applicable periods.

        EBITDA is included in this Annual Report as it is the primary measure we use to evaluate our business segments. EBITDA, as we used it for this purpose, represents net (loss) income, plus:

  •
  Interest expense (net of interest income),

  •
  Income tax expense (benefit),

  •
  Depreciation and amortization of intangibles.

        We present EBITDA here to provide additional information regarding our ability to meet our future debt service, capital expenditures and working capital requirements and because it is the measure by which we gauge the profitability of our segments. EBITDA is not a measure of financial performance in accordance with accounting principles generally accepted in the United States of America ("GAAP"). You should not consider it an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, net (loss) income, is set forth in footnote (13) below.

        You should read the following selected historical consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the

related historical consolidated financial statements and related notes included elsewhere in this Annual Report.

Year ended December 31,
2003	2002	2001	2000	1999
(in thousands)
Operating data:
Net sales	$1,585,909	$1,675,231	$1,851,058	$1,986,422	$1,786,153
Operating income	83,301	(1)	123,464	(2)	70,611	(3)	123,281	(4)	120,326	(5)
Interest expense, net(6)	136,557	134,374	132,816	150,032	78,087
(Loss) income before income tax expense (benefit) and cumulative effect of accounting change	(47,496)	(14,260)	(76,435)	(32,113	)(7)	35,474	(8)
(Loss) income before cumulative effect of accounting change	(95,925)	(11,781)	(54,863)	(25,212)	8,253
Loss from discontinued operations, net	(5,803	)(9)
Cumulative effect of accounting change, net	108,365	(10)
Net (loss) income	(95,925)	(120,146)	(54,863)	(25,212)	2,450
Balance sheet data (at year end):
Working capital(11)	$(60,606)	$(18,515)	$(34,898)	$(27,294)	$25,568
Net property, plant and equipment	401,820	445,493	495,106	523,076	471,551
Total assets	1,147,498	1,134,998	1,337,346	1,455,048	1,446,171
Long-term debt (including current portion)	1,051,950	1,093,068	1,162,087	1,112,675	1,028,715
Accumulated deficit	(742,512)	(646,579)	(526,442)	(464,521)	(308,769)
Other stockholder's equity	400,314	396,587	378,625	383,230	354,979
Common stockholder's (deficit) equity	(342,198)	(249,992)	(147,817)	(81,291)	46,210
Other data:
Capital expenditures	$44,111	$43,854	$71,158	$142,744	(12)	$114,920
Cash flows provided by operating activities	89,046	96,719	130,370	69,502	124,022
Cash flows used in investing activities	40,903	41,412	67,559	135,502	40,534
Cash flows (used in) provided by financing activities	(53,176)	(68,376)	(50,619)	58,268	(75,174)
EBITDA(13)	172,683	100,990	160,731	215,463	195,834
Dividends to parent	7,054	114,340	264,574
Ratio of earnings to fixed charges	—	(14)	—	(14)	—	(14)	—	(14)	1.4	x

(1)
Includes $15.2 million of restructuring expenses.

(2)
Includes $19.1 million of restructuring expenses.

(3)
Includes $42.2 million of restructuring expenses.

(4)
Includes $21.4 million of restructuring and asset impairment charges.

(5)
Includes $11.9 million of compensation charges related to Vertis Holdings' recapitalization and a $3.3 million restructuring charge related to the decision to close a plant in 2000.

(6)
Interest expense, net includes interest expense, amortization of deferred financing fees, interest income and the write-off of deferred financing fees.

(7)
Includes a $4.2 million loss on the sale of a subsidiary and a $1.8 million gain on investment sales.

(8)
Includes foreign exchange losses of $1.2 million related to termination of U.K.-based borrowings.

(9)
Includes $2.8 million of acquired technology write-offs, $5.5 million of compensation related costs from the settlement of stock options and a foreign exchange loss of $0.2 million related to termination of U.K.-based borrowings.

(10)
Effective January 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. Under the transitional provisions of SFAS 142, our goodwill was tested for impairment as of January 1, 2002. Each of our reporting units fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method. As a result of our impairment test completed in the third quarter of 2002, we recorded an impairment loss of $86.6 million at Vertis North America and $21.8 million at Vertis Europe to reduce the carrying value of goodwill to its implied fair value. Impairment in both cases was due to a combination of factors including operating performance and acquisition price. In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 consolidated statements of operations.

(11)
In 1996, we entered into a six-year agreement to sell certain trade accounts receivable of certain subsidiaries. In December 2002, this agreement, as amended, expired and we entered into a new three-year agreement terminating in December 2005. The agreement allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. We sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary, however, we maintain an interest in the receivables and are still responsible for the servicing and collection of those accounts receivable. The amount sold under these facilities, net of retained interest, was $122.5 million at December 31, 2003, $125.9 million at December 31, 2002, and $130.0 million as of December 31, 2001, 2000 and 1999. These amounts are reflected as reductions of Accounts receivable, net on our consolidated balance sheet included in this Annual Report.    See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements."

(12)
Includes $36.2 million for new presses to accommodate the marketing needs of new advertising insert customers, $6.2 million for one-time implementation expenditures for software systems and $10.2 million of expenditures to buy out operating leases.

(13)
A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, net (loss) income, is provided as follows:

(in thousands)	2003	2002	2001	2000	1999
Net (loss) income	$(95,925)	$(120,146)	$(54,863)	$(25,212)	$2,450
Interest expense, net	136,557	134,374	132,816	150,032	78,087
Income tax expense (benefit)	48,429	(2,479)	(21,572)	(6,901)	27,221
Depreciation and amortization of intangibles	83,622	89,241	104,350	97,544	88,076

EBITDA	$172,683	$100,990	$160,731	$215,463	$195,834

(14)
Earnings were inadequate to cover fixed charges by $47.8 million, $14.3 million, $76.9 million and $33.7 million for the years ended December 31, 2003, 2002, 2001 and 2000, respectively. Net loss for the years ended December 31, 2003, 2002, 2001 and 2000, includes $83.6 million, $89.2 million, $104.4 million and $97.5 million, respectively, of non-cash depreciation and amortization expense.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section provides a review of the financial condition and results of operation of Vertis during the three years ended December 31, 2003. The analysis is based on the consolidated financial statements and related notes that are included elsewhere in this Annual Report, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Introductory Overview

Executive Summary

        Vertis is a leading provider of targeted advertising, media and marketing services. We deliver a comprehensive range of solutions that simplify, improve and maximize the effectiveness of multiple phases of our customers' marketing campaigns from the inception of an advertising concept, through design, production, targeted distribution, and ultimately to providing advertising effectiveness measurement.

        We operate through two business segments based on the way management views and manages the Company, which is based on our geographic presence in the advertising and marketing services industry. These business segments are Vertis North America and Vertis Europe. Vertis North America provides the full array of advertising, media and marketing solutions to clients, primarily in the United States. Vertis Europe provides both production and direct mail services to clients overseas, principally in the United Kingdom.

        Since the merger and recapitalization of Vertis Holdings and the Company in December of 1999, the Company has been, and continues to be, highly leveraged. In addition, the overall economy and specifically the advertising markets in which we operate have declined or experienced only moderate growth from 2000 through 2003. In this environment the Company has focused on cost reductions, cash management, strict capital discipline and revenue growth through product differentiation.

        In 2001, the advertising industry experienced its first year-over-year decline in advertising spending since World War II. In 2002, advertising spending grew at a modest 2% rate year-over-year. Although 2002 represented a partial reversal of the decline in 2001, the rate of year-over-year growth was below historical growth rates dating back to 1990. Additionally, the advertising insert segment of the industry experienced a decline over the last few years, beginning in 2001. In early 2003, the economic environment continued to decline as geopolitical events continued to affect consumer confidence. A substantial portion of our revenue is generated from customers in the retail industry, which have been particularly impacted by the recent challenging economic environment. These near-term trends in the advertising industry have had a negative impact on our performance. Although there is continued uncertainty regarding the prospects for an economic recovery, we believe advertising spending growth rates will return to more normal levels in 2004.

        The most significant impact driving our operating results for 2003 was the ongoing decline in margins of advertising insert products, and to a lesser extent, direct mail products due to competitive pricing pressures and changes in product mix to simpler products in an effort by retailers and other customers to reduce costs. Additionally, we believe that the introduction of new technologies, continued excess capacity in the industry, consolidation in our customer's markets, and softness in traditional brand advertising spending, combined with the cost pressures facing customers resulting from other factors, including the cost of paper and postal rates, have resulted in margin pressures and increased competition in our core businesses. The Company does not expect to see a continuation of this trend and expects pricing will stabilize and improve slowly if overall market conditions and capacity utilization firm up. In fact, nearly 100% of the decline in pricing occurred during the first three quarters of 2003.

In addition, the Company has seen a decline in the business received from advertising agencies that it expects will continue in 2004.

        Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs. These actions have resulted in the Company incurring approximately $101.2 million in restructuring charges over the last 5 years.

        Liquidity continues to be a primary focus for the Company. As of December 31, 2003, the Company was in compliance with all of its covenants, financial or otherwise. The Company has approximately $79.3 million available to borrow under our revolving credit facility, its primary source of funds. While we currently expect to be in compliance in future periods, if the fragile economic conditions and margin pressures that have influenced our results in recent years continue, there can be no assurance that we will continue to meet these financial covenants. Based upon the latest projections for the first quarter of 2004, including results from January and February 2004, we believe we will be in compliance in the upcoming year.

        We refinanced approximately $700 million of our outstanding debt that existed as of December 31, 1999, and as a result we have renegotiated all of our financial covenants and eliminated all significant debt repayments until 2005 and beyond. This refinancing has allowed the Company to restructure the business and focus on improving operations.

        Capital expenditures in 2003 were consistent with the 2002 level of spending, both of which amounted to a decrease of approximately 38% as compared to 2001. The capital expenditures in 2003 were approximately 25% of EBITDA as compared to the 2002 and 2001 spending which was approximately 45% of EBITDA in both years. The Company believes this level of spending was appropriate given its leverage and, more importantly, did not lead to any decline in productivity. Prior to the year ended December 31, 2002 the Company's capital expenditures were higher than the spending in 2003 and 2002. In the span of 1999 through 2001, the Company invested an aggregate of $48.4 million in new printing presses, incurred $27.0 million to acquire assets financed under operating leases and invested $6.2 million in infrastructure software to support certain business units. The level of capital spending in 2002 and 2003 leveraged the higher capital spending levels in the three preceding years. We anticipate a modest increase in capital expenditures in the coming year.

        During 2002, Vertis received payments from a customer under an order of the bankruptcy court classified as critical vendor payments (the "Payments"). These Payments totaled approximately $7 million. On February 24, 2004, the United States Court of Appeals for the Seventh Circuit affirmed a lower court ruling reversing the order authorizing these Payments. The Seventh Circuit did not; however, issue an order for the repayment of these Payments. Rather, and more narrowly, the decision of the Seventh Circuit affirmed the lower court ruling that a proper factual record proving the need for the Payments had not been established, which may or may not provide a basis for the customer to recover any, some or all of the Payments. Additionally, the Company believes it has legitimate counterclaims and rights of set-off and currently intends to vigorously resist any such recovery proceedings. However, because of the uncertainties explained above management is unable to determine at this stage of the litigation the size of any such repayments, if any, or when they would be required to be made.

        A large portion of the Company's revenue is generally seasonal in nature. However, our efforts to expand our other product lines as well as expand the market for our advertising inserts to year-round customers, have reduced the overall seasonality of our revenues. Of our full year 2003 net sales, 23.4% were generated in the first quarter, 23.8% in the second, 24.7% in the third and 28.1% in the fourth. Profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at full capacity during the fourth quarter holiday production season. On the other hand, lower volume negatively impacts margins since we are not able to fully leverage fixed depreciation, amortization and interest costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first.

Segment Realignment

        In September 2003, we announced a realignment of our North American platform. The realignment consolidated the sales, marketing and production facilities of our entire North American platform. Before the realignment, we managed our business, and delivered our products and services to customers, in accordance with our production capability. Likewise, we reported our business segments within our North American platform in-line with our production capabilities. Effective with the reporting of our 2003 full-year results and commensurate with our realignment of our North American operations, we have consolidated the operations of our former Retail and Newspaper Services segment, Direct Marketing Services segment and Advertising Technology Services segment into Vertis North America. This segmentation better matches our overall strategy to provide a full array of targeted advertising and marketing services to a wide array of clients. Our decision making, resource allocation, and performance measurement are based on the two geographic locations in which we operate: Vertis North America and Vertis Europe. Vertis Europe has not been affected by this realignment and remains unchanged from the segment reported in prior years.

Corporate Consolidation and Restructuring

        In 2000, we began a multi-phase consolidation and restructuring plan intended to streamline operations, improve sales and reduce the cost of operating our business in order to better serve our customers while at the same time also improving our operating and financial performance. Our consolidation plan had three principal components:

  •
  eliminating our two-tier holding company structure and centralizing our domestic and European operations under one management team;

  •
  reorganizing our sales force to correspond more directly to our clients' evolving needs for broad-based, targeted integrated marketing solutions; and

  •
  consolidating back office operations and eliminating duplicative overhead.

        As part of this plan, we also consolidated our sales organization to create an integrated product offering and sales effort. We have organized our sales force into four key business groups to maximize the development of business for newspaper, local, regional and national customers with a focus on accounts that can employ multiple service lines. We believe that this structure, which we call Vertis Integrated Selling, will maximize multi-solution sales opportunities. Finally, this consolidation has allowed us, through the elimination of duplicative positions, to reduce much of the corporate overhead previously incurred by our parent, Vertis Holdings.

        During 2001, we continued the restructuring program initiated in 2000. Certain production and sales administration facilities were combined in strategic areas resulting in the closure of 14 facilities, abandonment of assets in those locations and reduction in work force. In order to reduce duplicative overhead, on January 1, 2001, we transferred 13 management and support personnel employed at our parent, Vertis Holdings, to Chancery Lane Capital ("CLC"), an affiliate of the former chairman of Vertis Holdings, in exchange for a $14.0 million one-time payment by us to CLC. This cost was recorded in restructuring expense in 2001. Concurrently, Thomas H. Lee Partners acquired an additional $40 million of our equity from an affiliate of CLC in exchange for $40 million of Vertis Holdings' mezzanine debt.

        In 2002, the Company planned and implemented two restructuring programs. In the first quarter of 2002, two Vertis Europe facilities were combined and ten employees were terminated resulting in severance of $0.7 million, facility closure costs of $1.6 million and losses on asset dispositions of $0.2 million. The North American 2002 restructuring plan resulted in a reduction in work force of approximately 530 employees, which resulted in a severance charge of $8.0 million and the closure of five facilities, which resulted in a charge of $7.0 million including $4.9 million in losses on the disposition of assets at the closed facilities and an offsetting adjustment of $1.3 million to adjust the 2001 estimated restructuring accrual. Additionally, the Company recorded $1.6 million of other charges, which are primarily legal fees and the cost of leased equipment no longer needed due to the North American restructurings.

        We began a new restructuring program in the third quarter of 2003, the execution of which is expected to be complete by the first quarter of 2004. This program includes the closure of facilities, some of which are associated with the consolidation of operations and positions; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. In 2003, Vertis North America recorded $4.7 million in severance costs due to headcount reductions of 200 employees, $6.9 million in facility closure costs and $3.0 million in asset write-offs related to the closure of five facilities. In 2003, Vertis Europe recorded $0.6 million in severance costs due to headcount reductions of 14 employees related to the closure of one facility and the consolidation of several subsidiaries into one entity.

        We expect the costs associated with the restructuring programs to be an estimated $16.1 million (net of estimated sublease income of $7.5 million) of which approximately $3.0 million are non-cash costs. Execution of the North American program is expected to be complete in the first quarter of 2004. We expect no future costs associated with the restructuring effort at Vertis Europe, as the European program is complete as of December 31, 2003.

        In connection with these actions, we recorded $15.2 million, $19.1 million and $42.2 million of restructuring charges in the years ended December 31, 2003, 2002 and 2001, respectively. We expect to pay $6.4 million of the accrued restructuring costs in 2004 and the remainder, approximately $5.4 million, by 2011. For more information about our restructuring charges, see Note 2 of our consolidated financial statements included in this Annual Report.

Factors Affecting Comparability

        Several factors can affect the comparability of our results from one period to another. Primary among these factors are the cost of paper, changes in business mix, the timing of restructuring expenses and the realization of the associated benefits.

        The cost of paper is a principal factor in our pricing to certain customers since a substantial portion of net sales includes the pass-through cost of paper. Therefore, changes in the cost of paper and changes in the proportion of paper supplied by our customers significantly affects our revenue generated from the sale of advertising insert and direct mail products, both of which are products where paper is a substantial portion of the costs of production. Changes in the cost of paper do not materially impact our net earnings since we are generally able to pass on increases in the cost of paper to our customers, while decreases in paper costs generally result in lower prices to customers.

        Variances in expenses expressed in terms of percentage of net sales can fluctuate based on changes in business mix and are influenced by the change in revenue directly resulting from changes in paper prices and the proportion of paper supplied by our customers. As our business mix changes, the nature of products sold in a period can lead to offsetting increases and decreases in different expense categories.

        The following items also affect the comparability of the results from year-to-year. Included in the net loss for 2003 is an increase of $67.4 million in the tax valuation allowance on deferred tax assets. In 2002, net loss includes a $108.4 million charge for the cumulative affect of accounting change resulting from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles".

        You should consider all of these factors in reviewing the discussion of our operating results.

Results Of Operations

        The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows.

	Year ended December 31,			Percentage of Sales
	2003	2002	2001	2003	2002	2001
	(in thousands)
Net sales	$1,585,909	$1,675,231	$1,851,058	100.0%	100.0%	100.0%

Costs of production	1,226,420	1,255,605	1,431,716	77.3%	75.0%	77.3%
Selling, general and administrative	177,323	187,830	202,156	11.2%	11.2%	10.9%
Restructuring charges	15,243	19,091	42,225	1.0%	1.1%	2.3%
Depreciation and amortization of intangibles	83,622	89,241	104,350	5.3%	5.3%	5.6%

Total operating costs	1,502,608	1,551,767	1,780,447	94.7%	92.6%	96.2%

Operating income	83,301	123,464	70,611	5.3%	7.4%	3.8%

Other data:
Cash flows provided by operating activities	$89,046	$96,719	$130,370
Cash flows used in investing activities	40,903	41,412	67,559
Cash flows used in financing activities	53,176	68,376	50,619
EBITDA	172,683	100,990	160,731	10.9%	6.0%	8.7%

        EBITDA is included in this Annual Report as it is the primary measure we use to evaluate our performance. EBITDA, as we used it for this purpose, represents net (loss) income, plus

  •
  interest expense (net of interest income)

  •
  income tax expense (benefit), and

  •
  depreciation and amortization of intangibles.

        We present EBITDA here to provide additional information regarding our performance and because it is the measure by which we gauge the profitability and assess the performance of our segments. EBITDA is not a measure of financial performance in accordance with GAAP. You should not consider it an alternative to net income as a measure of operating performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, net (loss) income, is provided as follows:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Net loss	$(95,925)	$(120,146)	$(54,863)
Interest expense, net	136,557	134,374	132,816
Income tax expense (benefit)	48,429	(2,479)	(21,572)
Depreciation and amortization of intangibles	83,622	89,241	104,350

EBITDA	$172,683	$100,990	$160,731

Results of Operations—2003 compared to 2002

  Net Sales

        For the year ended December 31, 2003, our consolidated net sales declined $89.3 million, or 5.3%, from $1,675.2 million in 2002 to $1,585.9 million in 2003. The decline reflects competitive pricing pressures; lower volume; weak sales to advertising agency customers, indicative of the weak advertising environment and the shift by advertising agencies to in-house production; and lower pass-through items consisting of paper, ink and contract services. We believe these declines reflect the continuously challenging macro-economic conditions, which have dampened spending for our products and services. Changes in the per ton cost of paper resulted in an increase in net sales of $1.3 million for the year ended December 31, 2003, which was more than offset by a reduction in paper costs due to volume.

        At Vertis North America, net sales declined $88.0 million, or 5.7%, from $1,536.5 million for the year ended December 31, 2002 to $1,448.5 million for the year ended December 31, 2003. The decline in net sales was the result of:

  •
  A decline in net sales to advertising agency customers of $29.6 million reflecting the weak advertising environment as well as advertising agencies increasingly producing the products and services in-house. We do not expect this trend in our business with advertising agencies to rebound, however, we do anticipate a minimal decline in 2004 if not a leveling off of this portion of our business.

  •
  A decline in pricing of advertising insert and direct mail products, an estimated $28.9 million in the aggregate, due to the competitive pricing pressure and changes in product mix toward simpler formats. Generally, competitive price pressures exist in periods when advertisers reduce spending, as we have seen in the current sluggish advertising spending environment. In addition, advertisers may change product types to reduce their overall cost of advertising, which will have a downward impact on our net sales. Product mix changes also reflect shifts by advertisers from more complex direct mail products, such as highly personalized pieces and pieces that require complex configurations, to less complex products, which lower our customers' advertising costs and, consequentially, our net sales. In the direct mail business, the increased use of simpler products by our customers has also resulted in increased competition, exacerbating the difficult pricing environment.

  •
  A decline in pass-through costs consisting of paper, ink, and contract services amounting to a combined $19.9 million.

  •
  Volume declines, aggregating $19.4 million, which are largely the result of a modest decline in insert volume, and lower volume in our sheet-fed direct mail business.

        The above declines were partially offset by increases in net sales arising from our advertising production capabilities and other items.

        At Vertis Europe, net sales for the year ended December 31, 2003, were $137.4 million, a decline of $1.5 million, or 1.1%, compared to 2002 net sales, which totaled $138.9 million. Excluding the positive impact of the foreign exchange rate fluctuation, aggregating $10.9 million, Vertis Europe's net sales were down $12.4 million due to a 12.7% decline in sales from direct mail products and services for the year ended December 31, 2003, which was only partially offset by modest growth in net sales arising from our advertising production capabilities for the same period. The decline in net sales from direct mail products and services reflects subdued business conditions due to industry-wide excess capacity and changes to simpler product formats, both resulting in lower prices.

  Operating Expenses (Income)

        For the year ended December 31, 2003, our consolidated costs of production decreased $29.2 million, or 2.3%, from $1,255.6 million in 2002 to $1,226.4 million in 2003. The cost of paper and ink consumed represents $13.7 million and $3.5 million, respectively, of the decline in costs of production for the year ended December 31, 2003. The balance of the decline in costs of production reflects the decline commensurate with the noted declines in net sales, cost management of variable and fixed costs and the ongoing efforts to improve operating efficiencies.

        Selling, general and administrative expenses decreased $10.5 million, or 5.6%, from $187.8 million in 2002 to $177.3 million in 2003. The decline was largely the result of lower staffing-related costs and includes the benefits of the Company's restructuring activities. Selling, general and administrative expenses were 11.2% of net sales in both 2003 and 2002.

        Restructuring charges for the year ended December 31, 2003 totaled $15.2 million. The comparable 2002 period included restructuring charges of $19.1 million. The Vertis North America restructuring charges in 2003 are comprised of $4.7 million in severance costs due to headcount reductions of 200 employees, $6.9 million in facility closure costs and $3.0 million in asset write-offs related to the closure of five facilities. In 2003, Vertis Europe recorded $0.6 million in severance costs due to headcount reductions of 14 employees related to the closure of one facility and the consolidation of several subsidiaries into one entity.

        Operating income amounted to $83.3 million for the year ended December 31, 2003, a decline of $40.2 million, or 32.6% compared to operating income of $123.5 million in the comparable 2002 period. The reduction in operating income is attributable to the noted declines in net sales, partially offset by reductions in costs of production, selling, general and administrative costs and restructuring costs as previously discussed. As a percentage of net sales, operating income decreased 2.1 percentage points to 5.3% for the year ended December 31, 2003 as compared to 7.4% in 2002.

  Other Expenses (Income)

        Interest expense, net increased $2.2 million in the year ended December 31, 2003 as compared to 2002, due to the interest associated with the issuance of the 9 3/4% notes in June 2003 and the issuance of the 10 7/8% notes in June and November 2002, offset by the decrease in interest expense due to the payments on the revolver and term loans related to those issuances.

        The year-over-year increase in other, net of $9.1 million is primarily due to a $10.1 million recovery in 2003 from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc., offset by a $1.1 million adjustment to record the changes in the interest rate swap agreement (see Note 10 to our consolidated financial statements included in this Annual Report).

  Net Loss

        Net loss for the year ended December 31, 2003 was $95.9 million, a decrease in net loss of $24.2, or 20.1%, compared to a net loss of $120.1 million for the year ended December 31, 2002. Included in the 2003 net loss is an increase of $67.4 million in the tax valuation allowance on deferred tax assets (see "Seasonality and Other Factors" below). Included in the 2002 net loss is a $108.4 million charge for the cumulative effect of accounting change resulting from our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles" (see "New Accounting Pronouncements" below). Loss before income tax expense and cumulative effect of accounting change for the year ended December 31, 2003 increased from the comparable prior year period by $33.2 million. This increase is a result of the aforementioned changes in net sales and costs, as discussed above.

  Segment Performance

        Set forth below is a discussion of the performance of our business segments based on EBITDA, which is the measure reported to our chief operating decision makers for the purpose of making decisions about allocating resources to the segment and assessing performance of the segment. A tabular reconciliation of segment EBITDA to the directly comparable consolidated GAAP measure, net (loss) income, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information", is contained in the notes to our consolidated financial statements included elsewhere herein.

        At Vertis North America, EBITDA amounted to $164.3 million for the year ended December 31, 2003, an increase of $45.0 million, or 37.7%, compared to $119.3 million in the comparable 2002 period. The increase in 2003 was largely due to the $86.6 million impairment loss recorded in January 2002 to reduce the carrying value of Vertis North America goodwill in accordance with SFAS 142 (see "—New Accounting Pronouncements" below). Excluding the impact of this adjustment, EBITDA in North America would be down $41.6 million, or 20.2%, as compared to 2002. The decline was largely a result of competitive pricing pressures, changes in product mix toward simpler formats and to a lesser extent reductions in volume.

        At Vertis Europe, EBITDA of $8.5 million for the year ended December 31, 2003, represents an increase of $17.1 million as compared to an EBITDA loss of $8.6 million in the comparable prior year. The majority of the increase in 2003, $21.8 million, reflects the impairment loss recorded in January 2002 to reduce the carrying value of the Vertis Europe goodwill in accordance with SFAS 142 (see"—New Accounting Pronouncements" below). Excluding the impact of this adjustment, EBITDA in Europe would be down $4.7 million, or 35.6%, as compared to 2002 due to the poor direct mail conditions. In addition, costs were higher in 2003, largely due to increased selling costs to develop and expand our product offering in response to the sluggish direct mail market, offset by the $1.5 million positive impact of the change in foreign currency exchange rates.

Results of Operations—2002 compared to 2001

  Net Sales

        For the year ended December 31, 2002, net sales declined $175.9 million, or 9.5%, from $1,851.1 million in 2001 to $1,675.2 million in 2002 largely as a result of a $114.2 million downward impact on revenue caused by declines in the cost of paper. As of December 31, 2002, the average cost per ton of newsprint paper in the U.S. had decreased 4.1% versus 2001. The remainder of the decline in net sales, excluding the effect of paper, is largely the result of declining sales of direct mail pieces and sales to advertising agency customers. These negative impacts on net sales reflect the sluggish advertising environment.

        At Vertis North America, net sales declined $173.4 million, or 10.1%, from $1,709.9 million for the year ended December 31, 2001 to $1,536.5 million for the year ended December 31, 2002. The decline in net sales was the result of:

  •
  A decline in pass-through costs consisting of paper, ink, and contract services, the total of which amounts to $122.9 million.

  •
  A decline in net sales to advertising agency customers of $33.4 million reflecting the weak advertising environment as well as advertising agencies increasingly producing the products and services in-house.

  •
  An estimated $14.7 million aggregate decline in pricing of direct mail products, and to a lesser extent insert products, due to the competitive pricing pressure and changes in product mix toward simpler formats. Generally, competitive price pressures exist in periods when advertisers reduce spending, as we have seen in the current advertising spending environment. In addition, advertisers may change product types to reduce their overall cost of advertising, which will have a downward impact on our net sales. Product mix changes also reflect shifts by advertisers from more complex direct mail products, such as highly personalized pieces and pieces that require complex configurations, to less complex products, which lower our customers' advertising costs and, consequentially, our net sales. In the direct mail business, the increased use of simpler products by our customers has also resulted in increased competition, exacerbating the difficult pricing environment. In addition, the postal rate increase in the third quarter of 2002 had the effect of increasing the cost of direct mail advertising, causing customers to reduce direct mail advertising and purchase less costly advertising products, and delay traditional direct mail campaigns.

  •
  Volume increases, largely in our insert business, were more than offset by lower direct mail volume and declines in net sales from our advertising production capabilities and other changes, together aggregating $2.4 million.

        Net sales at Vertis Europe were $138.9 million in 2002 and $141.4 million in 2001, a decline of $2.5 million, or 1.8%. Excluding the impact of the change in the foreign exchange, the decline in net sales would have been $8.5 million, or 6.0%. This decline is due to sluggish market conditions and the sale of a subsidiary of Vertis Europe, effective May 2001, which generated net sales of $1.5 million in 2001.

  Operating Expenses (Income)

        For the year ended December 31, 2002, our consolidated costs of production decreased $176.1 million, or 12.3%, from $1,431.7 million in 2001 to $1,255.6 million in 2002. The cost of paper and ink consumed represents $139.0 million of this decline. The balance of the decline in costs of production reflects the decline commensurate with the noted declines in net sales, cost management of variable and fixed costs and the ongoing efforts to improve operating efficiencies. As a percentage of net sales, cost of production decreased 2.3 percentage points for the year ended December 31, 2002, largely due to the noted decline in net sales.

        Selling, general and administrative expenses amounted to $187.8 million in 2002 versus $202.2 million in 2001. The decline of $14.4 million, or 7.1%, reflects benefits realized from our restructuring programs and other cost control measures. As a percentage of net sales, selling, general and administrative costs increased 0.3 percentage points for the year ended December 31, 2002. After adjusting net sales for the impact of the decline in paper costs, selling, general and administrative costs amounted to 10.5% of net sales in 2002 versus 10.9% in 2001.

        Restructuring and asset impairment charges in 2002 totaling $19.1 million are comprised of $8.7 million in severance costs, $5.1 million in losses on the disposition of assets at closed facilities,

$3.7 million in closed facility costs, and $1.6 million of other charges which are primarily legal fees and the cost of leased equipment no longer needed due to the restructurings. Included in the 2002 restructuring amount is an offsetting adjustment of $1.3 million to adjust the 2001 estimated restructuring accrual. In 2001, restructuring and asset impairment charges were $42.2 million.

        Operating income amounted to $123.5 million for the year ended December 31, 2002, an increase of $52.9 million, or 74.9% compared to operating income of $70.6 million in the comparable 2001 period. The decrease in restructuring and asset impairment charges and the adoption of SFAS 142 provided $23.1 million and $13.3 million of the increase in operating income, respectively. The remainder of the increase is attributable to a decrease in variable costs. Our cost management initiatives and continued focus on operating efficiencies contributed to the increase in operating income as a percentage of net sales to 7.4% in 2002 (6.9% excluding the impact of declining paper costs) versus 3.8% in 2001.

  Other Expense (Income)

        Interest expense, net increased $1.6 million in the year ended December 31, 2002 as compared to 2001, due largely to the interest associated with the issuance of the 10 7/8% notes in June and November 2002, an $11.5 million write-off of deferred financing fees recorded in connection with these debt offerings and the related pay down on the revolver and term loans. Offsetting these amounts are the decrease in interest expense due to the debt paydown and a decrease due to lower market interest rates.

        Other, net declined $10.9 million in 2002 versus 2001 due to $5.9 million impairment loss recorded in 2001 to reflect a permanent decline in the value of investments and a $2.0 million loss related to the sale of the remaining portion of an equity investment in 2001. Additionally, we recorded $2.8 million in fees associated with the 1996 Facility, as defined below under "Liquidity and Capital Resources—Contractual Obligations—Off-Balance Sheet Arrangements", which was a $3.3 million decrease from the amount of fees recorded in 2001 associated with the facility.

  Net Loss

        Net loss in 2002 was $120.1 million, an increase in net loss of $65.2 million over the 2001 net loss of $54.9 million. Included in the 2002 net loss was a $108.4 million charge for the cumulative effect of accounting change resulting from our adoption of SFAS No. 142 discussed in "—New Accounting Pronouncements." The 2002 loss before cumulative effect of accounting change was less than the 2001 loss by $43.1 million. This increase is a result of the aforementioned changes in net sales and costs, as discussed above.

  Segment Performance

        At Vertis North America, EBITDA amounted to $119.3 million for the year ended December 31, 2002, a decrease of $40.0 million, or 25.1%, compared to $159.3 million in the comparable 2001 period. The decrease in 2002 was largely due to the $86.6 million impairment loss recorded in January 2002 to reduce the carrying value of Vertis North America goodwill in accordance with SFAS 142 (see "—New Accounting Pronouncements" below). Excluding the negative impact of this adjustment, EBITDA in North America would have increased $46.6 million, or 29.3%, as compared to 2001. This improvement primarily reflects lower restructuring costs of $25.1 million and overall cost management. Volume gains, largely from sales of inserts were more than offset by lower volume, primarily in direct mail products, resulting in an aggregate decline in EBITDA of $4.4 million.

        At Vertis Europe, the EBITDA loss of $8.6 million for the year ended December 31, 2002, represents a decline in EBITDA of $25.6 million as compared to EBITDA of $17.0 million in the comparable prior year. The majority of the decrease in 2002, $21.8 million, reflects the impairment loss recorded in January 2002 to reduce the Vertis Europe carrying value of their goodwill in accordance with SFAS 142 (see "—New Accounting Pronouncements" below). The remainder of the decline reflects a decline in net sales and an increase in restructuring costs totaling $2.0 million as we streamlined portions of our European business.

Liquidity and Capital Resources

Sources of Funds

        We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

        We believe that the facilities in place, as well as our cash flows, will be sufficient to meet operational needs (including capital expenditures and restructuring costs) for the next twelve months and beyond. At December 31, 2003, we had approximately $79.3 million available to borrow under our revolving credit facility. There can be no assurance, however, that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt. In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

        Items that could impact our liquidity are described below.

  Contractual Obligations

        The following table discloses aggregate information about our contractual obligations as of December 31, 2003 and the periods in which payments are due:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In thousands)
Long-term debt	$1,051,950	$73	$80,603		$971,274
Operating leases	127,066	32,280	43,781	$21,740	29,265

Total contractual cash obligations	$1,179,016	$32,353	$124,384	$21,740	$1,000,539

        The Company has contracts covering the purchases of ink and press supplies, i.e. plates, blankets solutions, etc. These contracts, which range from 1 to 8 years in length, include target minimum quantities and prices. All of these agreements allow for shortfalls of purchase minimums to be made up over the life of the contract. In addition, each of the agreements allows for the reduction in obligations for a decline in volume experienced by Vertis, and all have competitive pricing clauses, whereby suppliers' prices must remain competitive in the market or the purchase minimums can be adjusted. Because of these variable factors, the amounts are not included in the table above.

  Debt Financing

        In 2002, we issued $350.0 million of 10 7/8% senior unsecured notes (the "10 7/8% notes") with a maturity date of June 15, 2009. After deducting the initial purchasers' discounts and transaction expenses, the net proceeds received by us from the sale of these notes were approximately $338.0 million. We used these net proceeds to repay $181.5 million of the term loans and $156.5 million of debt outstanding under our senior subordinated credit facility. In addition, pursuant to the senior subordinated credit facility, we issued $210.7 million of 13 1/2% senior subordinated notes due December 7, 2009, in 2003 in exchange for some of the term notes under the senior subordinated credit facility.

        On May 7, 2003, in the course of our internal financial review, we became aware of a required payment due under the senior credit facility to the holders of our term loans in the amount of $40.9 million. This past due payment was discovered during a review of the definition of "excess cash flow", as defined in the senior credit facility agreement, resulting in a revision of the previously calculated "excess cash flow" out of which a prepayment was required to be made. The only period where this re-calculation resulted in a required prepayment was for the year ended December 31, 2002, which was due on March 31, 2003. On May 8, 2003, we received the required waivers for this technical default and made the payment with borrowings from the revolving credit facilities. The remainder of the term loans, $267.9 million, was paid off in connection with the issuance of the 9 3/4% notes, as discussed below, and the provision under the senior credit facility requiring prepayment out of "excess cash flow" was eliminated. Following the payment of the term loans in their entirety, the senior credit facility consists solely of the revolving credit facility.

        In June 2003, we issued $350.0 million of senior secured second lien notes with an interest rate of 9 3/4% (the "9 3/4% notes") and maturity date of April 1, 2009. After deducting the initial purchasers discount and transaction expenses, the net proceeds received by us from the sale of these notes were $330.3 million. We used these net proceeds to pay off $267.9 million remaining on the term loans outstanding under our senior credit facility and $62.4 million of our revolving credit facility.

        Our senior credit facility, senior subordinated credit facility, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of us or the capital stock of our restricted subsidiaries. Substantially all of our assets are pledged as collateral for the outstanding debt under our senior credit facility. All of our debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, our debt agreements have customary provisions requiring prepayment from the proceeds of issuances of debt and equity securities, and financial covenants that require us to maintain specified financial ratios.

        The existing ratio requirements under the Company's debt agreements are as follows: The consolidated net interest coverage ratio is the ratio of EBITDA to net interest expense, which is required to be, at a minimum, 1.50 to 1.00. At December 31, 2003, our net interest coverage ratio is calculated as 1.64 to 1.00. The leverage ratio is the ratio of consolidated debt to EBITDA, which must not exceed 6.50 to 1.00. At December 31, 2003, our leverage ratio is calculated as 6.09 to 1.00. The senior secured leverage ratio is the ratio of senior secured debt to EBITDA, which must not exceed 2.00 to 1.00. Our senior secured leverage ratio, as calculated at December 31, 2003, is 1.11 to 1.00. The amounts of EBITDA and net interest expense used in the preceding ratio calculations are not equivalent to the amounts included in these financial statements, but rather are amounts calculated as set forth in the senior credit facility agreement. The agreement also sets forth that the net interest coverage ratio and the leverage ratio decline over time. The changes in the ratio requirements are summarized, as follows:

Changes in Financial Ratios Requirements

Quarter Ended,
	December 31, 2004	March 31, 2005	December 31, 2005	March 31, 2006	December 31, 2006	March 31, 2007	June 30, 2007 and thereafter
(in thousands)
Leverage ratio	6.25 to 1.00	6.00 to 1.00	6.00 to 1.00	5.75 to 1.00	5.50 to 1.00	5.25 to 1.00	5.00 to 1.00
Net interest coverage ratio	1.50 to 1.00	1.50 to 1.00	1.60 to 1.00	1.60 to 1.00	1.60 to 1.00	1.70 to 1.00	1.70 to 1.00

        The Company's net interest coverage ratio must not be less than the required ratio at the end of any quarter as specified above. The leverage ratio must not exceed the required ratio at any time during a fiscal quarter as specified above. The required senior secured leverage ratio remains the same throughout the remainder of the term of the debt agreements. If we are unable to maintain these financial ratios, the bank lenders could require us to repay any amounts owing under the senior credit facility. At December 31, 2003, we were in compliance with our debt covenants.

        While we currently expect to be in compliance in future periods, if the fragile economic conditions and margin pressures that have influenced our results in recent years continue, there can be no assurance that these financial covenants will continue to be met. Based upon the latest projections for the first quarter of 2004, including actual results for January and February, we believe we will be in compliance in the upcoming year. For further information on our long-term debt, see Note 10 to the consolidated financial statements included elsewhere in this Annual Report.

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

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the 1996 Facility and the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $3.2 million and $3.3 million in 2003 and 2002, respectively. These proceeds are fully offset by servicing costs.

        At December 31, 2003 and 2002, accounts receivable of $122.5 million and $125.9 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable. At December 31, 2003 and 2002, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $53.2 million and $46.3 million, respectively, which is included in Accounts receivable, net on the balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,482.7 million and $1,545.5 million in 2003 and 2002, respectively.

        Fees for the program under the facilities vary based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 90 basis points in 2003, 37 basis points in 2002 and 34 basis points in 2001. The loss on sale, which approximated fees, totaled $2.6 million in 2003, $2.8 million in 2002 and $6.0 million in 2001, and is included in Other, net.

        We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

  Working Capital

        Our current liabilities exceeded current assets by $60.6 million at December 31, 2003 and by $18.5 million at December 31, 2002. This represents a decrease in working capital of $42.1 million for the year ended December 31, 2003. The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility. We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility. After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables. Therefore, if we add back the accounts receivable of $122.5 million and $125.9 million sold under the A/R Facility as of December 31, 2003 and 2002, respectively, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at December 31, 2003 and December 31, 2002 would have been $61.9 million and $107.4 million, respectively. The ratio of current assets to current liabilities as of December 31, 2003 was 0.81 to 1 (1.19 to 1, excluding the impact of the A/R Facility) compared to 0.92 to 1 as of December 31, 2002 (1.46 to 1, excluding the impact of the A/R Facility).

        The decrease in working capital was due primarily to fluctuations in operating assets and liabilities, mainly accounts receivable and accounts payable.

Summary of Cash Flows

Cash Flows from Operating Activities

        Net cash provided by operating activities in 2003 decreased by $7.7 million from the 2002 level. Adjusted for the increase (decrease) in outstanding checks drawn on controlled disbursement accounts, which are classified as a financing activity, net cash provided by operating activities decreased $5.1 million in 2003. This is a result of improved results of operations offset by the timing of payments and collection of receivables.

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

Cash Flows from Investing Activities

        Net cash used for investing activities in 2003 remained relatively consistent when compared with 2002. Capital expenditures increased a modest $0.3 million, offset by an increase in proceeds from sale of property, plant and equipment of $0.9 million. We anticipate a modest increase in capital expenditures in the coming year.

        Net cash used for investing activities in 2002 declined from the 2001 level due to a $27.3 million decrease in capital expenditures.

Cash Flows from Financing Activities

        In 2003, we issued $350 million of senior secured second lien notes, which after deducting the initial purchasers discount and transaction expenses, netted proceeds of approximately $330.3 million. In 2002, we issued $350 million of senior unsecured notes, which netted proceeds of approximately $338.0 million after deducting the debt discount and fees. The proceeds from both issuances were used to repay existing debt. These two transactions, which are the primary financing activities in each respective period, are the primary reasons for the decline in cash used in financing activities from $68.4 million in 2002 to $53.2 million in 2003.

Other Factors

        We have approximately $306.3 million of federal net operating losses available to carry forward as of December 31, 2003. These carryforwards expire beginning in 2005 through 2024. In 2003 we recorded tax expense of $48.4 million which included an additional valuation allowance of $67.4 million against more than half of our tax benefit carryforwards. The valuation allowance reserves a portion of the net operating losses and tax credit carryforwards that may not be offset by reversing taxable temporary differences. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. (See Note 12 to the consolidated financial statements included in this Annual Report.)

New Accounting Pronouncements

        On January 1, 2002, we adopted SFAS 142. This statement applies to goodwill and intangible assets with indefinite lives, and requires that these assets no longer be amortized but instead tested for impairment on at least an annual basis. For further discussion of the effect of adopting this statement, see Note 4 to the consolidated financial statements included in this Annual Report.

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. In the first quarter of 2003, we adopted the provisions of this statement, which were incorporated in the consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees." The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. In the first quarter of 2003, we adopted the provisions of this statement, which did not have an impact on our consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. The disclosure provisions of this standard are effective for fiscal years ended after December 15, 2002 and have been incorporated into the consolidated financial statements and accompanying notes included in this Annual Report.

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, this statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on our consolidated financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments that embody certain mandatory redeemable obligations for the issuer that are required to be classified as liabilities. This statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of the statement did not have a material impact on our consolidated financial position.

        In December 2003, the FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. Companies are required to apply FIN 46R to VIEs generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of this interpretation did not have a material impact on our consolidated financial position or results of operations.

        In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132R"). This standard prescribes employers' disclosures about pension plans and other postretirement benefits plans, but does not change the measurement of recognition of those plans. SFAS No. 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. For public companies, SFAS No. 132R is generally effective for fiscal years ending after December 15, 2003. The revised disclosure requirements are incorporated in Note 13 to our Consolidated Financial Statements included in this Annual Report.

Application of Critical Accounting Policies

        Our significant accounting policies are described in Note 3 to our consolidated financial statements included in this Annual Report. Several accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and outside sources and various other assumptions that we believe to be reasonable under the circumstances. Significant accounting policies which we believe involve the application of significant judgment and discretion by management and are therefore "critical" accounting policies include:

Revenue Recognition

        We provide a wide variety of print and print related services and products for specific customers, primarily under contract. Revenue is not recognized until the earnings process has been completed in accordance with the terms of the contracts. Revenue from premedia operations is recognized upon the completion of orders. Unbilled receivables are recorded for completed services or products which remain unbilled as of the period end.

        The Company charges customers for shipping and handling charges. The amounts billed to customers are recorded as net sales and actual charges paid by the Company are included in costs of production in the consolidated statements of operations.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make payments. If actual customer payments differ from our estimates, we would need to increase the allowance for doubtful accounts, which would adversely affect our results of operations.

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

        Effective January 1, 2002, we adopted SFAS 142, "Goodwill and Other Intangible Assets" in its entirety. Under this standard, goodwill and other intangibles with indefinite useful lives are no longer amortized (see "New Accounting Pronouncements").

Income Taxes

        We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We estimate future taxable income in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period that determination was made.

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

        We determined the discount rate using a measurement date of December 31, 2003. The weighted average discount rate assumed in 2003 was 6.25%. We developed our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans' assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets as follows: 60% for equity and 40% for fixed income securities. We assumed returns of 9%-10.2% for the equity securities and 6.5% for fixed income securities.

Item 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

Quantitative Information

        At December 31, 2003, 17.3% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable).

        If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended December 31, 2003 by approximately $1.2 million.

        For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at December 31, 2003 and does not provide for changes in borrowings that may occur in the future.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Index to the consolidated financial statements and schedule on Page F-1 for our consolidated financial statements and notes thereto and supplementary schedule.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A    CONTROLS AND PROCEDURES

        The Company has carried out an evaluation under the supervision and with the participation of Vertis' management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2003. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF VERTIS

        The following table sets forth certain information regarding the directors and executive officers of Vertis.

Name	Age	Positions
Donald E. Roland	61	Chairman and Chief Executive Officer
Dean D. Durbin	51	Chief Financial Officer
Herbert W. Moloney III	53	Chief Operating Officer—Vertis North America
Adriaan Roosen	52	Managing Director—Vertis Europe
John V. Howard, Jr.	42	Senior Vice President—General Counsel
Catherine S. Leggett	53	Senior Vice President—Human Relations
David P. Colatriano	41	Group President—Vertis North America East
Thomas R. Zimmer	55	Group President—Vertis North America West
Roger C. Altman	57	Director
Austin M. Beutner	43	Director
Anthony J. DiNovi	41	Director
Thomas H. Lee	59	Director
Soren L. Oberg	33	Director
Michael S. Rawlings	49	Director
Scott M. Sperling	46	Director

        Donald E. Roland has been President and Chief Executive Officer of Vertis and a Director of Vertis since June 2000 and has been Chairman since April 2, 2001. Prior to June 2000, Mr. Roland was the President since October 1994 and, in addition since June 1995, Chief Executive Officer of Treasure Chest Advertising Company, Inc. ("TC Advertising"), the predecessor of a portion of our current North American segment. Mr. Roland joined TC Advertising in 1983 as Senior Vice President of Operations and became Executive Vice President in 1993. Prior to joining TC Advertising, he was at Times Mirror Press, the commercial printing division of the Los Angeles Times. In his 17 years at Times Mirror Press, Mr. Roland held numerous management positions including Director of Computer Graphics and Vice President of Operations. Mr. Roland is on the Board of Directors of the University of Maryland, Baltimore Foundation, and the Board of Directors of Students In Free Enterprise ("SIFE"). He is also on the Advisory Board of the School of Education, Center for Graphic Communications & Technology at New York University.

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

        David P. Colatriano was named Group President of Vertis North America East in August 2003. From June 2000 to August 2003, Mr. Colatriano served as the Group President of the former Direct

Marketing Services segment of Vertis. Prior to June 2000, he held numerous positions at Webcraft, Inc., beginning in January 1987, including Senior Vice President and General Manager, Vice President of Operations and Division Director. Prior to joining Webcraft, Inc., Mr. Colatriano worked as an Industrial Engineer with the Boeing Company.

        Thomas R. Zimmer was named Group President of Vertis North America West in September 2003. From June 2000 to September 2003, Mr. Zimmer served as Group President of the western region of the former Retail and Newspaper Services segment of Vertis. Prior to June 2000, he was Senior Vice President and General Manager of TC Advertising, where he has been employed since 1970.

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

        Catherine S. Leggett was named Senior Vice President—Human Resources of Vertis in June 2000. She joined TC Advertising as Senior Vice President—Human Resources in April 2000. Prior to joining us, Ms. Leggett was Senior Vice President of Human Resources at PG&E Generating Company, a subsidiary of Pacific Gas & Electric, Vice President of Human Resources for Federal Home Loan Mortgage Corporation in McLean, Virginia, and Senior Vice President of Human Resources for Hechinger Company in Landover, Maryland. She is a professor at the Johns Hopkins University Graduate School and is a member of the Bars for the District of Columbia and Iowa, as well as the U.S. District Court of the District of Columbia.

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

        Austin M. Beutner has been a director of Vertis since May 2001 and Vertis Holdings since December 1999. Mr. Beutner is President of Evercore, which he co-founded in 1996, Chairman of Evercore Capital Partners and Chairman and CEO of Evercore Ventures. Mr. Beutner serves on the Board of Directors of American Media, Inc., Business.com, Causeway Capital Management LLC, Continental Energy Services, Inc., eCompanies LLC, Encoda Systems, and Telenet Holding N.V. He also serves as a Trustee of the California Institute of the Arts and is a member of the Council on Foreign Relations.

        Anthony J. DiNovi has been a director of Vertis since March 2001 and Vertis Holdings since December 1999. Mr. DiNovi has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1988 and currently serves as Managing Director. Mr. DiNovi is currently a Director of America Media, Inc., Endurance Specialty Holdings Ltd., Eye Care Centers of America, Inc., Fisher Scientific International, Inc., FairPoint Communications, Inc., Michael Foods, Inc., National Waterworks, Inc., US LEC Corporation, as well as several private companies.

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

        Soren L. Oberg has been a director of Vertis and Vertis Holdings since May 2001. Mr. Oberg has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company since 1993. From 1992 to 1993, Mr. Oberg worked at Morgan Stanley & Co., Inc. in the Merchant Banking Division. Mr. Oberg serves on the boards of America Media, Inc., National Waterworks, Inc. and several other private companies.

        Michael S. Rawlings has been a director of Vertis since January 2004. Mr. Rawlings is also a partner at Cardinal Investment Company, Inc. Prior to that he was President of Pizza Hut, Inc. from 1997 to 2002.

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

        The term of office of each executive officer is until the organizational meeting of our board of directors following the next annual meeting of our stockholders and until a successor is elected and qualified, or until that officer's death, resignation, retirement, disqualification or removal.

        Each of our directors was elected to hold office until the next annual meeting of our stockholders and until his successor is elected and qualified and subject to his death, resignation, retirement, disqualification or removal.

Audit Committee and Audit Committee Financial Expert

        The Company has established a separate Audit Committee of the Board of Directors, comprised of three of its members: Roger C. Altman, Soren L. Oberg and Scott M. Sperling. The Company's Board of Directors has determined that Mr. Altman qualifies as an audit committee financial expert as defined under Item 401 of Regulation S-K of the Securities Exchange Act of 1934. The Company believes that Mr. Altman is "independent", as that term is defined by the American Stock Exchange listing standards.

Code of Ethics

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and certain other senior financial personnel. The code of ethics is filed as Exhibit 14.1 to this annual report on Form 10-K.

ITEM 11    EXECUTIVE COMPENSATION

        The following table sets forth the compensation paid in respect of the years ended December 31, 2003, 2002 and 2001 to Donald E. Roland, Chairman, President and Chief Executive Officer of Vertis, and to each of the five other most highly paid executive officers of Vertis (collectively, the "Named Executive Officers").

Summary Compensation Table

	Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Period	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Underlying Options(#)(1)	All Other Compensation ($)
Donald E. Roland Chairman, President and Chief Executive Officer	2003 2002 2001	650,000 608,577 601,500	357,748	24,000 22,000 24,000	(3) (3) (3)	12,508 5,287	5,375 3,000 2,550	(2) (2) (2)
Dean D. Durbin Chief Financial Officer	2003 2002 2001	400,000 372,423 352,333	220,153	11,880 10,890 11,880	(3) (3) (3)	9,828 4,274	5,615 69,483 2,550	(2) (2)(5) (2)
Herbert W. Moloney III Chief Operating Officer— Vertis North America	2003 2002 2001	480,180 446,379 427,333	264,282	11,880 10,890 11,880	(3) (3) (3)	9,828 4,337	6,000 3,000 2,550	(2) (2) (2)
Adriaan Roosen Managing Director—Vertis Europe	2003 2002 2001	302,575 278,097 243,371	152,069	40,922 40,317 36,057	(6) (6) (6)	3,574 633	15,129 50,008 14,371	(4) (4)(5) (4)
John V. Howard, Jr. Senior Vice President— General Counsel and Secretary	2003 2002 2001	273,000 258,259 251,041	150,254	11,880 10,890 11,880	(3) (3) (3)	3,574 2,704	6,000 44,501 1,593	(2) (2)(5) (2)
Thomas R. Zimmer President—Vertis West	2003 2002 2001	366,401 338,654 347,500	75,871	11,880 10,890 11,880	(3) (3) (3)	2,680	6,000 2,861 2,550	(2) (2) (2)

(1)
All stock option grants were made pursuant to the Vertis Holdings, Inc. 1999 Equity Award Plan (the "Plan") and are described below under "Employment Arrangements with Executive Officers". As shown above, there were no options granted in 2003.

(2)
Represents amounts contributed to 401(k) plan for the Named Executive Officer.

(3)
Represents an auto allowance.

(4)
Represents amounts contributed by Vertis to a pension plan on behalf of Adriaan Roosen.

(5)
In connection with the Management Loans, hereinafter defined (see "Item 13—Certain Relationships and Related Transactions"), interest of $66,785, $36,103, and $41,187 was forgiven for Messrs. Durbin, Roosen and Howard, respectively.

(6)
Mr. Roosen received additional healthcare coverage and an accommodation allowance in connection with his expatriate assignment.

  Option Values at End of Fiscal 2003

        The following table sets forth certain information concerning the number and the value at the end of 2003 of unexercised in-the-money options to purchase Vertis Holdings' common stock granted to the Named Executive Officers as of the end of 2003. No stock appreciation rights have been granted to any of the Named Executive Officers.

Aggregated Option Exercises In Last Fiscal Year
And Fiscal Year-End Option Values

			Number of Securities Underlying Unexercised Options at Fiscal 2003 End (#)	Value of Unexercised In-the-Money Options at Fiscal 2003 End ($)
Name	Shares Acquired on Exercise	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable (1)
Donald E. Roland	0	0	168,294/52,414	0/0
Dean D. Durbin	0	0	42,532/15,089	0/0
Herbert W. Moloney	0	0	60,586/18,995	0/0
Adriaan Roosen	0	0	14,841/7,144	0/0
John V. Howard, Jr.	0	0	17,663/8,775	0/0
Thomas R. Zimmer	0	0	24,940/4,406	0/0

(1)
Based on the assumed price of $31.50 for Vertis Holdings' common stock less the exercise price payable for such shares. The Vertis Holdings common stock was valued by the board at $31.50 on September 5, 2002, the date of the most recent stock transaction.

Supplemental Executive Retirement Plan

        The following table sets forth annual amounts payable to Messrs. Roland, Durbin, Moloney, Howard and Zimmer upon their retirement under Vertis Holdings and Subsidiaries Supplemental Executive Retirement Plan (the "SERP").

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

        The compensation covered by the SERP includes each of the participants entire annual base salary. Messrs. Roland, Durbin, Moloney, Howard and Zimmer currently have 20, 6, 9, 5 and 34 years of service, respectively. See "Employment Arrangements with Executive Officers" below. Benefits under the SERP are computed by multiplying the participant's average salary for the last five years prior to retirement by a percentage equal to one percent for each year of service up to a maximum of 30 years. Benefits under the SERP are not subject to a deduction for Social Security or other offset amounts.

Compensation of Directors

        Donald E. Roland, the only director of Vertis who is also an executive officer of Vertis, does not receive any additional compensation for service as a member of the Board of Directors of Vertis (the "Board"). For information relating to compensation of Mr. Roland, see "Employment Arrangements with Executive Officers" below.

        All other directors of Vertis (each a "non-employee director"), except Mr. Rawlings, are directly affiliated with either Thomas H. Lee Partners ("THL") or ECP, two significant shareholders of Vertis Holdings. Mr. Rawlings was appointed to the Board upon the nomination of THL and ECP pursuant to the Amended and Restated Investors' Agreement among Vertis Holdings, THL, ECP and others, dated March 23, 2001. With the exception of Mr. Rawlings, as discussed below, none of the non-employee directors individually receive any compensation from Vertis for serving on the Board. Vertis, however, entered into consulting agreements with Thomas H. Lee Capital, LLC (an affiliate of THL), THL Equity Advisors IV, LLC (an affiliate of THL) and Evercore Advisor Inc. (an affiliate of ECP), pursuant to which Vertis pays annual fees to these parties in amounts of approximately $414,000, $586,000 and $250,000. See "Certain Relationships and Related Transactions."

        Mr. Rawlings receives the following annual compensation for his service:

  •
  $50,000 for service on the Board,

  •
  $50,000 for business consulting services, and

  •
  up to 7,500 shares of restricted stock over a three-year period, subject to the plan's provisions.

Employment Arrangements with Executive Officers

        Roland Employment Agreement.    The Company has entered into an employment agreement with Donald E. Roland, effective August 31, 2003 (the "Roland Agreement"), pursuant to which Mr. Roland currently serves as Chairman, President and Chief Executive Officer. The Roland Agreement may be terminated by either Mr. Roland or the Company at any time for any reason. Under the Roland Agreement, Mr. Roland receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2003, Mr. Roland received a base salary of $650,000. The Roland Agreement also provides that Mr. Roland receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the Company's Executive Incentive Plan (the "EIP"), which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP.

        Durbin Employment Agreement.    The Company has entered into an employment agreement with Dean D. Durbin, effective August 30, 2003 (the "Durbin Agreement"), pursuant to which Mr. Durbin currently serves as Chief Financial Officer. The Durbin Agreement may be terminated by either Mr. Durbin or the Company at any time for any reason. Under the Durbin Agreement, Mr. Durbin receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2003, Mr. Durbin received a base salary of $400,000. The Durbin Agreement also provides that Mr. Durbin receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP.

        Moloney Employment Agreement.    The Company has entered into an employment agreement with Herbert W. Moloney III, effective August 30, 2003 (the "Moloney Agreement"), pursuant to which Mr. Moloney currently serves as Chief Operating Officer of Vertis North America. The Moloney Agreement may be terminated by either Mr. Moloney or the Company at any time for any reason. Under the Moloney Agreement, Mr. Moloney receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2003, Mr. Moloney received a base salary of $480,180. The Moloney Agreement also provides that Mr. Moloney receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP.

        Roosen Employment Agreement.    Big Flower Digital Services Limited, a United Kingdom company and the subsidiary of the Company ("BFDSL"), has entered into an executive service agreement with Adriaan Roosen, effective August 30, 2003 (as amended to date, the "Roosen Agreement"), pursuant to which Mr. Roosen currently serves as the Managing Director of Vertis Europe and the director of BFDSL. The Roosen Agreement may be terminated by either Mr. Roosen or BFDSL with not less than 18 months prior written notice, or as otherwise provided in the Roosen Agreement. BFDSL, however, may at its sole and absolute discretion terminate the Roosen Agreement at any time and with immediate effect by making Mr. Roosen a payment in lieu of the required 18-month notice period (or, the remainder of such notice period) equal to Mr. Roosen's salary as of the date of termination and the cost to BFDSL of providing Mr. Roosen with the contractual benefits for the applicable notice period.

        After the termination of his service at BFDSL and the Company, Mr. Roosen will be subject to certain"garden leave" restrictions as provided in the Roosen Agreement. Under the Roosen Agreement, Mr. Roosen receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2003, Mr. Roosen received a base salary of $302,575, as well as certain expatriate benefits including rental accommodation and car allowance. The Roosen Agreement also provides that Mr. Roosen is eligible to participate in the EIP.

        Howard Employment Agreement.    The Company has entered into an employment agreement with John Howard, effective August 31, 2003 (as amended to date, the "Howard Agreement"), pursuant to which Mr. Howard currently serves as Senior Vice President, General Counsel and Secretary. The Howard Agreement may be terminated by either Mr. Howard or the Company at any time for any reason. Under the Howard Agreement, Mr. Howard receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2003, Mr. Howard received a base salary of $273,000. The Howard Agreement also provides that Mr. Howard receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP.

        Zimmer Employment Agreement.    The Company has entered into an employment agreement with Thomas R. Zimmer, effective August 17, 2003 (the "Zimmer Agreement"), pursuant to which Mr. Zimmer currently serves as Group President—Vertis North America West. The Zimmer Agreement may be terminated by either Mr. Zimmer or the Company at any time for any reason. Under the Zimmer Agreement, Mr. Zimmer receives a base salary, as adjusted by the board of directors, and various employment benefits. In 2003, Mr. Zimmer received a base salary of $366,401. The Zimmer Agreement also provides that Mr. Zimmer receive an annual bonus targeted at not less than 60% of base salary (assuming bonus targets under the Company's EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP.

        Severance Arrangements with Certain Executive Officers.    The employment agreements of Donald E. Roland, Dean D. Durbin, Herbert W. Moloney III, Adrian Roosen and John V. Howard, Jr., described above, contain provisions regarding executive severance arrangements (the "Severance Arrangements"), with each of these executive officers. Pursuant to the Severance Arrangements, if an executive officer's employment is terminated by the Company without "cause" or by the executive officer for "good reason" following a "change in control" of the Company, the executive officer will receive a lump sum amount equal to three times the sum of (x) the executive officer's annual base salary in effect immediately prior to the date of termination and (y) the greater of the target bonus for the executive officer under the EIP in the year immediately preceding that in which the termination occurs and the annual bonus the executive officer would have earned for the fiscal year in which the date of termination occurs absent such termination. In addition, (i) the executive officer will receive a lump sum payment equal to the sum of any awarded but unpaid compensation under the EIP and a pro rata portion to the date of the executive officer's termination of the aggregate value of all contingent incentive compensation awards to the executive officer for all uncompleted periods under the EIP calculated based on actual performance achieved for the fiscal year through the date of termination, (ii) all outstanding stock incentive awards (including stock options) other than options that vest upon attainment of performance goals will immediately vest and remain exercisable until upon the date of termination and shall remain exercisable in accordance with the terms of the option grant; and (iii) the executive officer will be entitled to one year of continued medical, dental, prescription and vision care insurance coverages (the "Continued Coverage"), except that Mr. Roland is entitled to receive 18 months of the Continued Coverage.

        If an executive officer leaves the Company absent a change of control of the Company, the Severance Arrangements provide the following more limited payments and benefits:

  •
  if the executive officer's employment is terminated upon his or her death or disability, the Company will pay to the executive officer or his or her estate a lump sum equal to earned annual base salary and earned annual bonus for completed fiscal years. In addition, the Company will provide the executive officer or his or her eligible dependents six months of the Continued Coverage (except that Mr. Roland will receive twelve months of the Continued Coverage) and each such executive officer will then be entitled to elect continuation coverage in accordance with the Internal Revenue Code of 1986 (the "COBRA coverage");

  •
  if the Company terminates the executive officer's employment for cause or the executive officer resigns other than for good reason, the Company will pay to the executive officer a lump sum equal to earned annual base salary and earned annual bonus for completed fiscal years; and

  •
  if the Company terminates the executive officer's employment other than for cause, death or disability, or the executive officer terminates for good reason, in addition to the payment of any unpaid amounts of the executive officer's earned annual base salary and earned annual bonus for completed fiscal years, the Company will also pay:

  •
  to Messrs. Roland, Durbin and Moloney, a cash payment equal to two times the sum (the "Base Sum") of (a) the respective executive officer's annual base salary and (b) the greater of (x) the annual bonus earned by the respective executive officer for the last completed fiscal year prior to the fiscal year in which the termination occurs and (y) the annual bonus the respective executive officer would have earned for the fiscal year in which the termination occurs; and

  •
  to Messrs. Roosen and Howard, a cash payment equal to 1.5 times the Base Sum;

        Also, the Company will (i) provide the executive officer or his or her eligible dependents six months of the Continued Coverage (except that Mr. Roland will receive twelve months of the Continued Coverage) and each such executive officer will then be eligible for COBRA coverage, and (ii) credit the executive officer with an additional year of vesting for purposes of the executive officer's then outstanding options, which will remain exercisable in accordance with the terms of the applicable option grants and equity plan.

        Zimmer Severance Arrangements.    The employment agreement of Thomas R. Zimmer described above also contains provisions regarding executive severance arrangements (the "Zimmer Severance Arrangements"). Pursuant to the Zimmer Severance Arrangements, if Mr. Zimmer's employment is terminated by the Company for any reason other than for "cause", disability or death, or by Mr. Zimmer if the Company requires him to be based at a location more than 50 miles from the office at which he is then based, he will be entitled to receive severance payment in the form of payroll continuation at his base salary for 12 months, with up to an additional six months severance pay if he remains unemployed after the initial 12 months.

        In addition, pursuant to the Zimmer Severance Arrangements, if Mr. Zimmer's employment is terminated by the Company for death, disability or without "cause" or by Mr. Zimmer if the Company requires him to be based at a location more than 50 miles from the office at which he is then based, the Company will:

  •
  provide Mr. Zimmer and his eligible dependents six months of the Continued Coverage and he will then be eligible for COBRA coverage;

  •
  provide a pro-rated annual bonus for the fiscal year in which his employment is terminated; and

  •
  pay the cost of providing Mr. Zimmer with outplacement services up to a maximum of five percent of the sum of his annual base salary plus bonus.

        If Mr. Zimmer's employment is terminated for cause, upon his death or disability, or if Mr. Zimmer voluntarily terminates employment, the Company will pay to Mr. Zimmer or his estate a lump sum equal to earned annual base salary and earned annual bonus for completed fiscal years.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Vertis is a wholly-owned subsidiary of Vertis Holdings.

        The following table sets forth certain information regarding the beneficial ownership of Vertis Holdings' common stock as of February 28, 2004 for (i) each stockholder who is known by us to beneficially own more than 5% of Vertis Holdings common stock, (ii) each director and executive officer of Vertis and Vertis Holdings, and (iii) all of the directors and executive officers of Vertis and Vertis Holdings as a group.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Ownership(1)	Percentage of Class
Thomas H. Lee Partners L.P. and Affiliates(2) c/o Thomas H. Lee Partners, L.P., 75 State Street, Boston, MA 02109	8,844,938	62.7%
Evercore Capital Partners L.P. and Affiliates(3) 65 East 55th Street, 33rd Floor, New York, NY 10022	2,114,519	15.0%
Estate of R. Theodore Ammon and Affiliates(4) c/o JPMorgan Chase Bank, 345 Park Avenue, NY, NY 10154, Attention: Patrick A. Devanney.	787,031	5.6%
Donald E. Roland(5) c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	242,085	*
Dean D. Durbin(6) c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	49,603	*
Herbert W. Moloney III(7) c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	85,034	*
Adriaan Roosen c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	14,999	*
John V. Howard, Jr. c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	18,339	*
Catherine S. Leggett c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	18,070	*
David P. Colatriano c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	27,278	*
Thomas R. Zimmer c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	34,464	*
Thomas H. Lee(8) c/o THL Partners, 75 State Street, Boston, MA 02109	7,163,513	*
Anthony J. DiNovi(9) c/o THL Partners, 75 State Street, Boston, MA 02109	7,067,824	*
Scott M. Sperling(10) c/o THL Partners, 75 State Street, Boston, MA 02109	7,067,824	*
Soren L. Oberg(11) c/o THL Partners, 75 State Street, Boston, MA 02109	7,047,626	*
Roger C. Altman(12) c/o Evercore Capital Partners, 65 East 55th Street, 33rd Floor, New York, NY 10022	2,084,383	*
Austin M. Beutner(13) c/o Evercore Capital Partners, 65 East 55th Street, 33rd Floor, New York, NY 10022	2,084,383	*
All Directors and Executive Officers of Vertis and Vertis Holdings as a group (14 persons)(14)	650,540	4.6%

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

(3)
Includes 911,304 shares of common stock held by Evercore Capital Partners L.P. ("Evercore Capital"); 219,529 shares of common stock held by Evercore Capital Partners (NQ) L.P. ("Evercore Capital NQ"); 953,550 shares of common stock controlled by EBF Group LLC ("EBF"), which include 240,771 shares of common stock held by Evercore Capital Offshore Partners L.P., 29,826 shares of common stock held by Evercore Co-Investment Partnership L.P., 273,181 shares of common stock held by Aetna Life Insurance Company and 409,772 shares of common stock held by Capital Communications CDPQ Inc.; and 30,136 shares of common stock held by Cadogan.

(4)
Includes warrants to purchase 157,497 shares of common stock held by CLI/THLEF IV Vertis LLC which are presently exercisable. With respect to the shares of common stock, 312,074 shares are held by CLI/THLEF IV Vertis LLC, and the remaining are held through CLI Associates LLC.

(5)
Includes 52,003 shares of common stock; rights to 20,466 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings and options to purchase 169,616 shares of common stock which are presently exercisable.

(6)
Includes rights entitling Mr. Durbin to 6,002 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings and options to purchase 43,601 shares of common stock which are presently exercisable.

(7)
Includes 15,550 shares of common stock; rights entitling Mr. Moloney to 7,813 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings and options to purchase 61,671 shares of common stock, which are presently exercisable.

(8)
Director of Vertis Holdings and Vertis; includes 95,125 shares of common stock and warrants to purchase 2,795 shares of common stock which are currently exercisable and owned directly by Mr. Lee; 1,370 shares of common stock held by Cadogan and 16,391 shares of common stock and warrants to purchase 517 shares of common stock held by CLI/THLEF, which represent Mr. Lee's pro rata ownership of those entities. Also includes the 6,048,410 shares of common stock and warrants to purchase 177,906 shares of common stock held by Fund IV; 209,084 shares of common stock and warrants to purchase 6,149 shares of common stock held by Foreign IV; 587,441 shares of common stock and warrants to purchase 17,278 shares of common stock held by Foreign IV-B; and 1,017 shares of common stock and warrants to purchase 30 shares of common stock held by THLILP. Mr. Lee disclaims beneficial ownership of the shares held by Fund IV, Foreign IV, Foreign IV-B and THLILP except to the extent of his pecuniary interest therein.

(9)
Director of Vertis Holdings and Vertis; includes 17,645 shares of common stock and warrants to purchase 519 shares of common stock which are currently exercisable and owned directly by Mr. DiNovi; 254 shares of common stock held by Cadogan and 3,042 shares of common stock and warrants to purchase 96 shares of common stock held by CLI/THLEF, which represent Mr. DiNovi's pro rata ownership of those entities. Also includes the 6,048,410 shares of common stock and warrants to purchase 177,906 shares of common stock held by Fund IV; 209,084 shares of common stock and warrants to purchase 6,149 shares of common stock held by Foreign IV; and

  587,441 shares of common stock and warrants to purchase 17,278 shares of common stock held by Foreign IV-B. Mr. DiNovi disclaims beneficial ownership of the shares held by Fund IV, Foreign IV, and Foreign IV-B except to the extent of his pecuniary interest therein.

(10)
Director of Vertis Holdings and Vertis; includes 17,645 shares of common stock and warrants to purchase 519 shares of common stock which are currently exercisable and owned directly by Mr. Sperling; 254 shares of common stock held by Cadogan and 3,042 shares of common stock and warrants to purchase 96 shares of common stock held by CLI/THLEF, which represent Mr. Sperling's pro rata ownership of those entities. Also includes the 6,048,410 shares of common stock and warrants to purchase 177,906 shares of common stock held by Fund IV; 209,084 shares of common stock and warrants to purchase 6,149 shares of common stock held by Foreign IV; and 587,441 shares of common stock and warrants to purchase 17,278 shares of common stock held by Foreign IV-B. Mr. Sperling disclaims beneficial ownership of the shares held by Fund IV, Foreign IV, and Foreign IV-B except to the extent of his pecuniary interest therein.

(11)
Director of Vertis Holdings and Vertis; includes 1,111 shares of common stock and warrants to purchase 33 shares of common stock which are currently exercisable and owned directly by Mr. Oberg; 16 shares of common stock held by Cadogan and 192 shares of common stock and warrants to purchase 6 shares of common stock held by CLI/THLEF, which represent Mr. Oberg's pro rata ownership of those entities. Also includes the 6,048,410 shares of common stock and warrants to purchase 177,906 shares of common stock held by Fund IV; 209,084 shares of common stock and warrants to purchase 6,149 shares of common stock held by Foreign IV; and 587,441 shares of common stock and warrants to purchase 17,278 shares of common stock held by Foreign IV-B. Mr. Oberg disclaims beneficial ownership of the shares held by Fund IV, Foreign IV and Foreign IV-B except to the extent of his pecuniary interest therein.

(12)
Director of Vertis Holding and Vertis; includes beneficially owned shares in the amount of 911,304 shares of common stock held by Evercore Capital; 219,529 shares of common stock held by Evercore Capital NQ; and 953,550 shares of common stock controlled by EBF. Mr. Altman disclaims beneficial ownership of the shares held by Evercore Capital, Evercore Capital NQ and EBF except to the extent of his pecuniary interest therein.

(13)
Director of Vertis Holding and Vertis; includes beneficially owned shares in the amount of 911,304 shares of common stock held by Evercore Capital; 219,529 shares of common stock held by Evercore Capital NQ; and 953,550 shares of common stock controlled by EBF. Mr. Beutner disclaims beneficial ownership of the shares held by Evercore Capital, Evercore Capital NQ and EBF except to the extent of his pecuniary interest therein.

(14)
Includes 233,164 shares of common stock; rights to 36,616 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings, warrants to purchase 4,581 shares of common stock; and options to purchase 376,179 shares of common stock which are presently exercisable.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On December 7, 1999, we entered into consulting agreements commencing January 1, 2000 with each of Thomas H. Lee Capital, LLC (an affiliate of Thomas H. Lee Equity Fund IV, LP, a significant stockholder of Vertis Holdings), THL Equity Advisors IV, LLC (an affiliate of Thomas H. Lee Equity Fund IV, LP), and Evercore Advisors Inc. (an affiliate of Evercore Capital Partners, LP, a significant stockholder of Vertis Holdings). Under each agreement, these parties have agreed to provide us with consulting services on matters involving corporate finance, strategic corporate planning and other management skills and services. The annual fees payable to these parties under these agreements amount to approximately $414,000, $586,000 and $250,000. Unless otherwise agreed, the consulting agreements with Thomas H. Lee Capital, LLC and THL Equity Advisors IV, LLC expire when certain persons affiliated with THL cease to own at least one third of the number of Vertis Holdings common shares they collectively held immediately after December 7, 1999. The consulting agreement with Evercore Advisors Inc. expires when Evercore Capital Partners, LP and certain of its affiliates cease to own at least one third of the number of Vertis Holdings common shares they collectively held immediately after December 7, 1999. Among our directors of the board, Messrs. Di Novi, Lee, Oberg and Sperling are affiliated with THL and Messrs. Altman and Beutner are affiliated with ECP. See "Management".

        On December 7, 1999, Vertis Holdings issued to certain of its equity investors $100.0 million aggregate principal amount of 12.0% mezzanine notes as part of a unit including warrants to purchase common stock of Vertis Holdings to certain of the equity investors at the time of Vertis Holdings' recapitalization. From August 2001 to June 24, 2002, the entire 12% interest on Vertis Holdings Mezzanine debt was payable in-kind. Previously 10% of the interest was payable in cash. Effective June 25, 2002, the interest rate was changed to 13% payable in-kind through December 31, 2005. Effective May 30, 2003, such 13% interest was further changed to payable in kind through December 7, 2005. In the year ended December 31, 2001, we paid dividends to Vertis Holdings of $7.7 million to pay interest on the mezzanine notes and Vertis Holdings' former convertible preferred securities.

        Vertis Holdings contributed cash of $0.2 million to us following the sale of certain Internet related investments in the year ended December 31, 2001.

        In early 2001, we made a decision to eliminate the corporate headquarters in New York City and all 13 employees employed at that location. We entered into an agreement with CLC, an affiliate of the estate of the former chairman of Vertis Holdings, pursuant to which (i) we transferred these employees to CLC and made a one-time payment of $14.0 million to CLC and (ii) CLC assumed all of our employment and compensation obligations with respect to these employees and that location. The $14 million was paid by us to CLC in lieu of any severance directly to the employees or any other costs with respect to that location. Additionally, in connection with this transaction, we transferred to CLC certain other assets, which we believe have an aggregate value of approximately $235,000. In connection with that transaction, we sold our holdings of 669,351 shares of common stock, and warrants to purchase 875,352 shares of common stock, of 24/7 Media, Inc., to CLI Associates LLC (an affiliate of the estate of R. Theodore Ammon) for an aggregate purchase price of approximately $580,000. In connection with this sale, we realized a pre-tax loss of $2.0 million. Concurrently, THL acquired an additional $40 million in our equity from an affiliate of CLC in exchange for $40 million of Vertis Holdings' mezzanine financing owned by THL.

        We believe that the terms of the transactions described above are as advantageous to us as transactions that could otherwise be obtained from unrelated third parties.

        In connection with the recapitalization of Vertis Holdings in 1999 and 2000, 44 of our employees, including Messrs. Durbin, Howard, Roosen and Ms. Leggett among the Named Executive Officers, were granted the option to purchase shares of Vertis Holdings and to finance such purchase through signing full-recourse loans with Vertis Holdings. These loans (the "Management Loans") bear interest at 8.5% per year and compound quarterly, with the principal and interest due in a lump sum on varying dates up to December 7, 2005. The shares purchased with the Management Loans are held as security for the Management Loans.

        On September 5, 2002, the Board of Directors of Vertis Holdings adopted a unanimous written consent offering those employees who had an outstanding Management Loan a one-time option to sell the shares securing the Management Loans back to Vertis Holdings in exchange for the cancellation of the Management Loans. These shares had an assumed fair market value of $31.50 as of September 5, 2002. In addition, Vertis Holdings would forgive the interest that had accrued on the Management Loans to any employee who sold their stock back to Vertis Holdings. The tax consequence, if any, of the interest forgiveness was the responsibility of the employee. Employees eligible for the Vertis' Executive Incentive Plan were allowed to offset the tax consequences by a partial payment of their 2002 bonus. Substantially all employees holding the Management Loans elected this option. As of December 31, 2003, 111,448 shares of Vertis Holdings had been sold to the Company in exchange for cancellation of the Management Loans and $0.7 million of interest was forgiven.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Toumatsu, and their respective affiliates (collectively, the "Deloitte Entities") for the audit of our consolidated annual financial statements for the years ended December 31, 2003 and 2002, and fees billed for other services rendered by Deloitte Entities.

	Year ended December 31,
	2003	2002
	(in thousands)
Audit fees (1)	$1,669	$1,861
Audit-related fees (2)	184	224
Tax fees (3)	894	1,025

Total fees billed	$2,747	$3,110

(1)
Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements, review of financial statements included in our quarterly reports, comfort letters and other services related to SEC matters, as well as services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

(2)
Audit-related fees consist mainly of employee benefit plan audits and agreed-upon procedures engagements.

(3)
Tax fees consist of compliance fees for the preparation of the corporate tax returns, assistance with federal tax audit, tax advice and tax planning as well as other miscellaneous services.

Audit Committee Pre-Approval Policies

        The audit committee has established pre-approval policies and procedures pursuant to which the audit committee must approve all audit and non-audit engagement fees and terms (other than with respect to de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). The audit committee is also responsible for considering, to the extent applicable, whether the independent auditors' provision of other non-audit services to the Company is compatible with maintaining the independence of the independent auditors. In accordance with the pre-approval policies and procedures of the audit committee, the Company's management is authorized to retain the independent auditors to provide audit related services in addition to the annual audit, including services related to SEC filings, accounting and reporting research and consultations, internal control reviews, quarterly reviews, benefit plan audits, consultations as to regulatory issues regarding benefit plans, statutory audits of subsidiaries, attest services, acquisition due diligence services and corporate and subsidiary tax compliance and consulting services. Any additional services must be specifically pre-approved on an individual basis by the audit committee prior to the engagement of the independent auditor. The authority for such pre-approval may be delegated to one or more designated members of the audit committee with any such pre-approval reported to the audit committee at its next regularly scheduled meeting.

        All services provided by Deloitte Entities in fiscal 2003 were pre-approved by the audit committee or its designee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
Documents filed as part of this Report:

1.
Consolidated Financial Statements

    The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof.

  2.
  Financial Statement Schedules

    The financial statement schedule required in this Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on page F-37 hereof.

  3.
  Exhibits
3.1	Restated Certificate of Incorporation of Vertis, Inc.**
3.2	Amended and Restated By-Laws of Vertis, Inc.**
4.1
Indenture, dated as of June 24, 2002, among Vertis, Inc. (the "Company"), as Issuer, the Company's subsidiaries listed on the signature pages thereof (the "Subsidiary Guarantors") and the Bank of New York, as Trustee**
4.2	Indenture, dated as of June 6, 2003 (the "Indenture"), among the Company, as Issuer, the Subsidiary Guarantors and the Bank of New York, as Trustee. ***
4.3
Registration Rights Agreement, dated as of June 6, 2003, among the Company, the subsidiary Guarantors and Deutsche Bank Securities Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Fleet Securities, Inc. ***
4.4
Registration Rights Agreement, dated as of June 24, 2002, among the Company, the Subsidiary Guarantors and Deutsch Bank Securities, Inc., J.P. Morgan Securities Inc., Bank of America Securities LLC and Fleet Securities Inc.**
4.5
Registration Rights Agreement, dated as of November 29, 2002, among the Company, the Subsidiary Guarantors and Deutsche Bank Securities, Inc., J.P. Morgan Securities Inc., Banc of America Securities LLC and Fleet Securities, Inc. *
4.6
U.S. Security Agreement, dated December 7, 1999 and amended and restated as of June 6, 2003, among the Company, the Subsidiary Guarantors, Vertis Holdings, Inc. and certain of its subsidiaries listed on the signature page thereto, and JP Morgan Chase Bank, as Collateral Agent.***
10.1
Senior Subordinated Credit Agreement, dated as of December 7, 1999 (the Senior Subordinated Credit Agreement"), among Big Flower Press Holdings, Inc., Big Flower Holdings, Inc., the subsidiary guarantors listed on the signature pages thereto (the "Senior Subordinated Credit Agreement"), the lenders from time to time party thereto (the "Senior Subordinated Lenders"), and Bankers Trust Company, The Chase Manhattan Bank and NationsBridge, L.L.C., as Agents for the Senior Subordinated Lenders. *

10.2
Waiver, Consent and Amendment to the Senior Subordinated Credit Agreement, dated as of December 22, 1999, among Big Flower Press Holdings, Inc, Big Flower Holdings, Inc., the Subsidiary Guarantors, the Senior Subordinated Lenders, and Bankers Trust Company, The Chase Manhattan Bank and NationsBridge, L.L.C., as Agents for the Senior Subordinated Lenders. *
10.3
Amendment No. 2 to the Senior Subordinated Credit Agreement, dated as of December 7, 2000, among Vertis, Inc. (f/k/a Big Flower Press Holdings, Inc.) ("Vertis"), Vertis Holdings, Inc. (f/k/a Big Flower Holdings, Inc.) ("Vertis Holdings"), the Subsidiary Guarantors, the Senior Subordinated Lenders, and Bankers Trust Company, The Chase Manhattan Bank and Banc of America Bridge LLC (f/k/a NationsBridge, L.L.C.), as Agents for the Senior Subordinated Lenders (the "Agents"). *
10.4	Amendment No. 3 to the Senior Subordinated Credit Agreement, dated as of February 22, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.5	Amendment No. 4 to the Senior Subordinated Credit Agreement, dated as of June 29, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.6	Amendment No. 5 to the Senior Subordinated Credit Agreement, dated as of August 15, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.7	Amendment No. 6 to the Senior Subordinated Credit Agreement, dated as of October 15, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.8	Amendment No. 7 to the Senior Subordinated Credit Agreement, dated as of December 4, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.9	Amendment No. 8 to the Senior Subordinated Credit Agreement, dated as of December 7, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.10	Amendment No. 9 to the Senior Subordinated Credit Agreement, dated as of December 12, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.11	Amendment No. 10 to the Senior Subordinated Credit Agreement, dated as of December 20, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.12	Amendment No. 11 to the Senior Subordinated Credit Agreement, dated as of January 11, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.13	Amendment No. 12 to the Senior Subordinated Credit Agreement, dated as of January 18, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
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
10.19	First Amendment to the Credit Agreement, dated as of December 9, 1999 among BF Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.20	Second Amendment and Consent to the Credit Agreement, dated as of February 17, 2000, among BF Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
10.21	Third Amendment and Consent to the Credit Agreement, dated as of December 7, 2000, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents. *
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
10.29	Amended and Restated Indenture and Servicing Agreement dated as of December 9, 2002 among VR, as Issuer, Vertis, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. *
10.30	Amended and Restated Guaranty, dated as of December 9, 2002 (this "Guaranty"), is issued by Vertis, as the Guarantor, for the benefit of VR and its successors and assigns.*
10.31	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Dean D. Durbin. *†
10.32	Stock Purchase Agreement dated September 18, 2002 by and between Vertis Holdings and Dean D. Durbin. *†
10.33	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and John V. Howard, Jr. *†
10.34	Stock Purchase Agreement dated September 20, 2002 by and between Vertis Holdings and John V. Howard, Jr. *†
10.35	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Catherine S. Leggett. *†
10.36	Stock Purchase Agreement dated September 24, 2002 by and between Vertis Holdings and Catherine S. Leggett. *†
10.37	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Herb Moloney. *†
10.38	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Donald E. Roland. *†

10.39	Stock Option Agreement dated September 5, 2002 by and between Vertis Holdings and Adriaan Roosen. *†
10.40	Stock Purchase Agreement dated September 16, 2002 by and between Vertis Holdings and Adriaan Roosen. *†
10.41	Executive Incentive Plan for Vertis Executives dated March 3, 2004. †
10.42	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and Donald Roland. †
10.43	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and Dean D. Durbin. †
10.44	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and Herbert W. Moloney III. †
10.45	Service Agreement dated August 31, 2003 by and between Vertis Digital Services Limited and Adriaan Roosen. †
10.46	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and John Howard. †
10.47	Memo of Understanding dated August 15, 2003 by and between Vertis and Thomas Zimmer. †
10.48	Eighth Amendment and Consent to Credit Agreement, dated as of May 21, 2003, among Vertis Holdings, the Borrowers, the Lenders, the Joint Lead Arrangers and the Credit Agreement Agents.***
12.1	Statement re computation of ratios of earnings to fixed charges.
14.1	Code of Ethics
21.1	List of subsidiaries of Vertis, Inc.*
31.1	Certification of Donald E. Roland, Chief Executive Officer, dated March 5, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Dean D. Durbin, Chief Financial Officer, dated March 5, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Donald E. Roland, Chief Executive Officer, dated March 5, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Dean D. Durbin, Chief Financial Officer, dated March 5, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

**
Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4 (No. 333-97721).

***
Incorporated by reference to the corresponding exhibit to the Registrant's registration statement on Form S-4 (No. 333-106435).

†
This exhibit is a management contract or a compensatory plan or arrangement.

(b)
Reports on Form 8-K:

        On October 31, 2003, Vertis, Inc. filed a Current Report on Form 8-K reporting its earnings for the three and nine months ended September 31, 2003.

VERTIS, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of
    Vertis, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Vertis, Inc. and Subsidiaries ("the Company"), a wholly-owned subsidiary of Vertis Holdings, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vertis, Inc. and Subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002.

Deloitte & Touche LLP
Baltimore, Maryland
March 5, 2004

Vertis, Inc. and Subsidiaries

Consolidated Balance Sheets

	As of December 31,
	2003	2002
	In thousands, except per share amounts
ASSETS
Current Assets:
Cash and cash equivalents	$2,083	$5,735
Accounts receivable, net	183,775	131,525
Inventories	39,640	37,189
Maintenance parts	20,727	18,861
Deferred income taxes		7,806
Prepaid expenses and other current assets	20,351	15,890

Total current assets	266,576	217,006
Property, plant and equipment, net	401,820	445,493
Goodwill	353,496	342,304
Investments	73,967	72,411
Deferred financing costs, net	30,921	37,113
Other assets, net	20,718	20,671

Total assets	$1,147,498	$1,134,998

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$233,436	$133,177
Compensation and benefits payable	34,931	37,834
Accrued interest	16,369	16,588
Accrued income taxes	5,139	5,951
Current portion of long-term debt	73	5,384
Other current liabilities	37,234	36,587

Total current liabilities	327,182	235,521
Due to parent	7,457	7,822
Long-term debt, net of current portion	1,051,877	1,087,684
Deferred income taxes	66,790	26,073
Other long-term liabilities	36,390	27,890

Total liabilities	1,489,696	1,384,990

Stockholder's deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	408,964	408,965
Accumulated deficit	(742,512)	(646,579)
Accumulated other comprehensive loss	(8,650)	(12,378)

Total stockholder's deficit	(342,198)	(249,992)

Total liabilities and stockholder's deficit	$1,147,498	$1,134,998

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
Net sales	$1,585,909	$1,675,231	$1,851,058

Operating expenses:
Costs of production	1,226,420	1,255,605	1,431,716
Selling, general and administrative	177,323	187,830	202,156
Restructuring charges	15,243	19,091	42,225
Depreciation and amortization of intangibles	83,622	89,241	104,350

	1,502,608	1,551,767	1,780,447

Operating income	83,301	123,464	70,611

Other expenses (income):
Interest expense, net	136,557	134,374	132,816
Other, net	(5,760)	3,350	14,230

	130,797	137,724	147,046

Loss before income tax expense (benefit) and cumulative effect of accounting change	(47,496)	(14,260)	(76,435)
Income tax expense (benefit)	48,429	(2,479)	(21,572)

Loss before cumulative effect of accounting change	(95,925)	(11,781)	(54,863)
Cumulative effect of accounting change, net of tax		108,365

Net loss	$(95,925)	$(120,146)	$(54,863)

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Consolidated Statements of Stockholder's Deficit

	Shares	Common Stock	Contributed Capital	Accumu- lated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total
	In thousands, except where otherwise noted
Balance at January 1, 2001	$1	—	$392,915	$(464,521)	$(9,685)	$(81,291)
Net loss				(54,863)		(54,863)
Unrealized gain on investments, net of income tax provision of $0.1 million					134	134
Reclassification adjustment related to sale of investments, net of income tax benefit of $0.8 million					1,213	1,213
Currency translation adjustment					(846)	(846)
Minimum pension liability adjustment, net of income tax benefit of $1.4 million					(2,004)	(2,004)
Cumulative effect of accounting change on interest rate swap, net of income tax benefit of $1.1 million					(1,725)	(1,725)
Fair value adjustment of interest rate swap, net of income tax benefit of $1.1 million					(1,635)	(1,635)

Comprehensive loss						(59,726)

Dividends to parent				(7,054)		(7,054)
Capital contributions by parent			234			234
Other			24	(4)		20

Balance at December 31, 2001	1	—	393,173	(526,442)	(14,548)	(147,817)

Net loss				(120,146)		(120,146)
Currency translation adjustment					4,325	4,325
Minimum pension liability adjustment, net of income tax benefit of $2.3 million					(3,388)	(3,388)
Fair value adjustment of interest rate swap, net of income tax provision of $0.8 million					1,233	1,233

Comprehensive loss						(117,976)

Capital contributions by parent			25			25
Detachable warrants issued			15,766			15,766
Other			1	9		10

Balance at December 31, 2002	1	—	408,965	(646,579)	(12,378)	(249,992)
Net loss				(95,925)		(95,925)
Currency translation adjustment					3,037	3,037
Minimum pension liability adjustment, net of income tax benefit of $1.0 million					(1,436)	(1,436)
Fair value adjustment of interest rate swap, net of income tax provision of $1.0 million					2,127	2,127

Comprehensive loss						(92,197)

Other			(1)	(8)		(9)

Balance at December 31, 2003	1	$—	$408,964	$(742,512)	$(8,650)	$(342,198)

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2003	2002	2001
	In thousands
Cash Flows from Operating Activities:
Net loss	$(95,925)	$(120,146)	$(54,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	91,667	99,657	117,543
Restructuring and asset impairment charges	15,243	19,091	42,225
Cumulative effect of accounting change		108,365
Write-off of deferred financing fees	10,958	11,508
Loss on sale of subsidiary			243
Gain on sale of investments and reduction in fair value of available-for-sale securities			7,950
Deferred income taxes	46,485	(2,532)	(22,851)
Other non-cash income and expense, net	7,403	6,371	6,824
Changes in operating assets and liabilities (excluding effect of acquisitions and dispositions):
Decrease in accounts receivable	10,492	35,754	54,798
(Increase) decrease in inventories	(2,449)	2,993	17,014
Increase in prepaid expenses and other assets	(6,640)	(7,990)	(5,394)
Increase (decrease) in accounts payable and other liabilities	11,812	(56,352)	(33,119)

Net cash provided by operating activities	89,046	96,719	130,370

Cash Flows from Investing Activities:
Capital expenditures	(41,212)	(41,158)	(67,660)
Software development costs capitalized	(2,899)	(2,696)	(3,498)
Proceeds from sale of property, plant and equipment and divested assets	3,301	2,442	3,021
Other investing activities	(93)		578

Net cash used in investing activities	(40,903)	(41,412)	(67,559)

Cash Flows from Financing Activities:
Issuance of long-term debt	340,714	347,500
Net (repayments) borrowings under revolving credit facilities	(81,902)	(63,191)	81,417
Repayments of long-term debt	(310,544)	(349,911)	(27,959)
Deferred financing costs	(12,846)	(12,838)	(17,980)
Increase (decrease) in outstanding checks drawn on controlled disbursement accounts	11,777	9,155	(81,048)
Dividends to parent			(7,054)
Capital contributions by parent		25	234
(Advances to) distributions from parent	(375)	884	1,771

Net cash used in financing activities	(53,176)	(68,376)	(50,619)

Effect of exchange rate changes on cash	1,381	1,271	549

Net (decrease) increase in cash and cash equivalents	(3,652)	(11,798)	12,741
Cash and cash equivalents at beginning of year	5,735	17,533	4,792

Cash and cash equivalents at end of year	$2,083	$5,735	$17,533

Supplemental Cash Flow Information:
Interest paid	$115,577	$116,948	$117,284

Income taxes paid	$1,950	$2,917	$2,450

Non-cash investing and financing activities:
Detachable warrants issued		$15,766

Assets acquired through lease arrangements			$3,998

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

        Ownership—The Company is a wholly-owned subsidiary of Vertis Holdings, Inc. ("Vertis Holdings").

        Business—The Company is a leading provider of targeted advertising, media and marketing services. The Company operates in two geographic segments: Vertis North America and Vertis Europe (see Note 20).

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

2.     RESTRUCTURING

        The Company began a new restructuring program in the third quarter of 2003, the execution of which is expected to be complete by the first quarter of 2004. This program includes the closure of facilities, some of which are associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. In 2003, Vertis North America recorded $4.7 million in severance costs due to headcount reductions of 200 employees, $6.9 million in facility closure costs and $3.0 million in asset write-offs related to the closure of five facilities. In 2003, Vertis Europe recorded $0.6 million in severance costs due to headcount reductions of 14 employees related to the closure of one facility and the consolidation of several subsidiaries into one entity.

        The Company expects the costs associated with the restructuring programs to be an estimated $16.1 million (net of estimated sublease income of $7.5 million) of which approximately $3.0 million are non-cash costs. Execution of the North American program is expected to be complete in the first quarter of 2004. The Company expects no future costs associated with the restructuring effort at the Vertis Europe segment as the program is complete as of December 31, 2003.

        In 2002, the Company planned and implemented two restructuring programs. In the first quarter of 2002, two Vertis Europe facilities were combined and ten employees were terminated resulting in severance of $0.7 million, facility closure costs of $1.6 million and losses on disposition of assets of $0.2 million. The North America portion of the 2002 restructuring program resulted in a reduction in work force of approximately 530 employees, which resulted in a severance charge of $8.0 million and the closure of five facilities, which resulted in a charge of $7.0 million including $4.9 million in losses on the disposition of assets at the closed facilities and an offsetting adjustment of $1.3 million to adjust the 2001 estimated restructuring accrual. Additionally, the Company recorded $1.6 million of other charges, which are primarily legal fees and the cost of leased equipment no longer needed due to the North America restructurings.

        During 2001, the Company continued a restructuring program initiated in 2000. Certain production and sales administration facilities were combined in strategic areas resulting in the closure of 14 facilities, abandonment of assets in those locations and reduction in work force. Approximately 1,000 positions were eliminated. Effective January 1, 2001, the Company transferred 13 management and support personnel employed in the Company's New York City office to Chancery Lane Capital, an affiliate of the former Chairman of Vertis Holdings. In exchange for a one time $14.0 million payment by the Company, Chancery Lane Capital assumed all employment and compensation obligations with respect to the transferred employees. This cost was recorded in restructuring expense in 2001.

        The restructuring plan begun in 2000, which encompasses the 2002 programs, was completed at December 31, 2002. To date, the total of all planned restructuring activities has eliminated approximately 1,700 positions and closed 32 facilities since January 1, 2000.

        The significant components of the restructuring and asset impairment charges were as follows:

	Severance and Related Costs	Asset Write Off & Disposal Costs		Facility Closing Costs	Other Costs	Total
	(in thousands)
Balance at January 1, 2001	$3,626		$227	$89	$18	$3,960
Restructuring charges in 2001	11,727		5,939	9,415	15,144	42,225
Restructuring payments in 2001	(11,546)		(6,166)	(1,250)	(15,078)	(34,040)

Balance at December 31, 2001	3,807			8,254	84	12,145
Restructuring charges in 2002	8,680		5,067	3,707	1,637	19,091
Restructuring payments in 2002	(10,783)		(3,048)	(4,877)	(848)	(19,556)

Balance at December 31, 2002	1,704		2,019	7,084	873	11,680
Restructuring charges in 2003	5,367		2,965	6,911		15,243
Restructuring payments in 2003	(5,615)		(4,984)	(4,237)	(308)	(15,144)

Balance at December 31, 2003	$1,456	$		$9,758	$565	$11,779

        Accrued restructuring reserves total approximately $11.8 million. The balance that will be paid in 2004, totaling approximately $6.4 million, is included in other current liabilities. Included in other long-term liabilities is approximately $5.4 million, which the Company expects to pay by 2011.

        The charges are comprised of the following:

	2003	2002	2001
	(in thousands)
Charges requiring cash payments	$12,278	$14,024	$36,286
Write off of assets in closed locations	2,965	5,067	5,939

	$15,243	$19,091	$42,225

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Revenue Recognition—The Company provides a wide variety of print and print related services and products for specific customers, primarily under contract. Revenue is not recognized until the earnings process has been completed in accordance with the terms of the contracts. Revenue from premedia operations is recognized upon the completion of orders. Unbilled receivables are recorded for completed services or products which remain unbilled as of the period end.

        The Company charges customers for shipping and handling charges. The amounts billed to customers are recorded as net sales and actual charges paid by the Company are included in costs of production in the consolidated statements of operations.

        Cash and Cash Equivalents—Cash equivalents include all investments with initial maturities of 90 days or less. As the Company's cash management program utilizes zero-balance accounts, book overdrafts in these accounts are reclassified as current liabilities, and the fluctuation within these accounts is shown as the change in outstanding checks drawn on controlled disbursement accounts in the financing section of the Company's consolidated statements of cash flows.

        Inventories—Inventories are recorded at the lower of cost or market determined primarily on the first-in, first-out method.

        Investments—Investments in equity securities are classified as available-for-sale and are recorded at market value, with net unrealized gains and losses recorded in other comprehensive income.

        Maintenance Parts—The Company maintains a supply of maintenance parts, primarily cylinders, drive motors, rollers and gear boxes, which are classified as current assets on the Company's consolidated balance sheets. These parts play a vital role in the performance of the Company's printing presses.

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

        The provision for federal income taxes recorded by the Company represents the amount calculated as outlined by SFAS 109 and allocated in accordance with a tax-sharing arrangement with Vertis Holdings. State and foreign income taxes represent actual amounts paid or payable by the Company.

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

          Long-Term Debt (Excluding Revolving Credit Facility)—The fair value of the senior secured second lien notes, with a principal amount of $350.0 million, approximated $373 million at December 31, 2003. The fair value of the senior unsecured notes, with a principal amount of $350.0 million, approximated $368 million and $364 million at December 31, 2003 and 2002, respectively. The aggregate fair value of the remaining debt outstanding at December 31, 2003 and 2002 approximated the carrying value.

        Stock Based Compensation—Employees of the Company participate in Vertis Holdings' 1999 Equity Award Plan (the "Stock Plan"), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. As of December 31, 2003, only options have been granted under the Stock Plan. See Note 15, "Vertis Holdings Stock Award and Incentive Plan."

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

	2003	2002	2001
	(in thousands)
Net loss:
As reported	$(95,925)	$(120,146)	$(54,863)
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(1,100)	(2,349)	(3,151)

Pro forma	$(97,025)	$(122,495)	$(58,014)

        The weighted-average fair value per option at the date of grant for options granted under the Stock Plan was $17.70 in 2002, and $19.39 in 2001. There were no options granted in 2003.

        The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001
Expected volatility	38.20%	43.77%
Risk-free interest rate	4.00%	4.40%
Expected option life (years)	10	10

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

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires recording costs associated with exit or disposal activities at their fair value when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. In the first quarter of 2003, the Company adopted the provisions of this statement, which were incorporated in the consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees." The disclosure requirements are effective for financial statements issued after December 15, 2002, and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. In the first quarter of 2003, the Company adopted the provisions of this statement, which did not have an impact on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reporting results. The disclosure provisions of this standard are effective for fiscal years ended after December 15, 2002 and have been incorporated into these consolidated financial statements and accompanying notes (see Note 15).

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In general, this statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company has adopted the provisions of this statement, which did not have a material impact on the Company's consolidated financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments that embody certain mandatory redeemable obligations for the issuer that are required to be classified as liabilities. This statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of the statement did not have a significant impact on the Company's consolidated financial position.

        In December 2003, FASB issued Interpretation No. 46 (revised), "Consolidation of Variable Interests Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. Companies are required to apply FIN 46R to VIEs generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company has adopted this interpretation, which did not have a material impact on its consolidated financial position or results of operations.

        In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132R"). This standard prescribes employers' disclosures about pension plans and other postretirement benefits plans, but does not change the measurement of recognition of those plans. SFAS No. 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. For public companies, SFAS No. 132R is generally effective for fiscal years ending after December 15, 2003. The revised disclosure requirements are incorporated in Note 13.

4.     GOODWILL

        Effective January 1, 2002, the Company adopted SFAS 142. Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. Under the transitional provisions of SFAS 142, the Company's goodwill was tested for impairment as of January 1, 2002. Each of the Company's reporting units was tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method. As a result of the Company's impairment test completed in the third quarter of 2002, the Company recorded an impairment loss of $86.6 million at the Vertis North America segment and $21.8 million at the Vertis Europe segment to reduce the carrying value of goodwill to its implied fair value, net of tax. Impairment in both cases was due to a combination of factors including operating performance and acquisition price. In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 consolidated statements of operations. The Company has elected to test its goodwill in the first quarter of the fiscal year. The annual goodwill test has been completed for 2003, and did not indicate any goodwill impairment.

        In accordance with SFAS 142, the Company stopped amortizing its existing goodwill as of January 1, 2002. A reconciliation of reported net loss to net loss adjusted to reflect the impact of the discontinuance of the amortization of goodwill for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
	(in thousands)
Reported net loss	$(95,925)	$(120,146)	$(54,863)
Add: Goodwill amortization			13,255

Adjusted net loss	$(95,925)	$(120,146)	$(41,608)

5.     ACQUISITIONS AND DISPOSITIONS

        On June 10, 2003, the Company acquired the sales, marketing and media planning assets of The Newspaper Network, Inc. (collectively, "TNN") by assuming the working capital deficit of approximately $4.3 million. The Newspaper Network, Inc. is a national sales and marketing company that provides a wide variety of print advertising services specializing in the planning, pricing and placement of newspaper advertising throughout the United States. The addition of TNN will provide additional media expertise that will better equip the Company to serve large, national clients in key industry markets.

        Goodwill arising in connection with this acquisition was approximately $4.3 million, calculated as the excess of the liabilities assumed over the fair value of the net assets acquired. The financial results of TNN are included in the Company's consolidated financial statements from the date of acquisition. The opening balance sheet as of the date of acquisition is as follows:

As of June 10,
2003
(in thousands)
ASSETS
Cash	$295
Accounts Receivable, net	66,877
Other current assets	26

Total Current Assets	67,198
Property, plant and equipment	202
Other long-term assets	11
Goodwill	4,251

Total Assets	$71,662

LIABILITIES
Accounts Payable	$71,500
Other Current Liabilities	162

Total Current Liabilities	$71,662

        The following unaudited pro forma information reflects the Company's results adjusted to include TNN as though the acquisition had occurred at the beginning of 2001.

	Twelve months ended December 31,
	2003	2002	2001
	(In thousands)
Net sales	$1,591,066	$1,687,168	$1,862,972
Net loss	(96,138)	(120,200)	(54,658)

        In May 2001, the Company sold certain assets of Iceberg Marketing Limited to Newbridge Marketing Limited for $1.4 million. The sale resulted in a pre-tax loss of $0.2 million.

6.     ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following:

	2003	2002
	(in thousands)
Trade—billed	$150,348	$95,309
Trade—unbilled	29,201	30,963
Other receivables	8,168	11,213

	187,717	137,485
Allowance for doubtful accounts	(3,942)	(5,960)

	$183,775	$131,525

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

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the 1996 Facility and the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $3.2 million and $3.3 million in 2003 and 2002, respectively. These proceeds are fully offset by servicing costs.

        At December 31, 2003 and 2002, accounts receivable of $122.5 million and $125.9 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable. At December 31, 2003 and 2002, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $53.2 million and $46.3 million, respectively, which is included in Accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,482.7 million and $1,545.5 million in 2003 and 2002, respectively.

        Fees for the program under the facilities vary based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 90 basis points in 2003 and 37 basis points in 2002. The loss on sale, which approximated the fees, totaled $2.6 million in 2003, $2.8 million in 2002 and $6.0 million in 2001, and is included in Other, net.

7.     INVENTORIES

        Inventories consisted of the following:

	2003	2002
	(in thousands)
Paper	$24,468	$20,412
Work in process	6,146	6,438
Ink and chemicals	3,714	4,075
Other	5,312	6,264

	$39,640	$37,189

8.     PROPERTY, PLANT AND EQUIPMENT

        The components and useful lives of property, plant and equipment were:

	Estimated Useful Life (Years)	2003	2002
		(in thousands)
Land		$8,480	$8,502
Machinery and equipment	5 to 15	669,833	650,365
Buildings and leasehold improvements	1 to 40	93,671	96,792
Furniture and fixtures	3 to 10	107,657	105,060
Internally developed computer software	3 to 7	17,989	15,089
Vehicles	3 to 4	2,260	3,366
Construction in progress and deposits on equipment purchases		20,012	22,344

		919,902	901,518
Accumulated depreciation and amortization		(518,082)	(456,025)

		$401,820	$445,493

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

        The Company's net investment in leveraged leases was composed of the following components:

	2003	2002
	(in thousands)
Rentals receivable	$113,541	$113,540
Less: unearned income	(39,574)	(41,129)

Investment in leveraged leases included in long-term investments	73,967	72,411
Less: deferred taxes	(66,733)	(65,011)

Net investment in leveraged leases	$7,234	$7,400

        Other, net includes $1.5 million of income earned on the leveraged lease investments in 2003, $1.6 million in 2002, and $2.5 million in 2001.

        Investments in Equity Securities—The Company invested in an internet-related business, 24/7 Media, Inc. ("TFSM") which is publicly traded. In response to market conditions, the Company sold its remaining TFSM shares and all TFSM warrants to CLI Associates, LLC (an affiliate of the former Chairman of Vertis Holdings) for $0.6 million in 2001. The sale resulted in a realized pre-tax loss of $2.0 million. Additionally, in 2001, the Company recorded an impairment loss for permanent decline in value on its investment in Naviant Stock totaling $5.9 million.

10.   LONG-TERM DEBT

        Long-term debt consisted of the following:

	2003	2002
	(in thousands)
Revolving credit facility	$80,570	$155,161
9 3/4% senior secured second lien notes	341,643
10 7/8% senior notes	348,042	347,685
13 1/2% senior subordinated credit facility	70,924	279,579
13 1/2% senior subordinated notes	210,665
Other notes	106	1,443
Term loan A		124,981
Term loan B		184,219

	1,051,950	1,093,068
Current portion	(73)	(5,384)

	$1,051,877	$1,087,684

        The credit facility (the "Credit Facility") consisted of three components:

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

        On May 7, 2003, the Company, in the course of its internal financial review, became aware of a required payment due March 31, 2003, under the Credit Facility to the holders of the Term A and B loans in the amount of $40.9 million. This past due payment was discovered during a review of the definition of "excess cash flow", as defined in the Credit Facility agreement, resulting in a revision of the previously calculated "excess cash flow" out of which a prepayment was required to be made. The only period where this re-calculation resulted in a required prepayment was for the year ended December 31, 2002, which was due on March 31, 2003. On May 8, 2003, the Company received the required waivers for this technical default and made the payment with borrowings from the revolving credit facilities. The remainder of the Term A and B loans, $267.9 million, was retired in June 2003 in connection with the issuance of the 9 3/4% notes, as discussed below, and the provision under the Credit Facility requiring prepayment of our "excess cash flow" was eliminated. Following the payment of the Term A and B loans in their entirety, the Credit Facility consists solely of the revolving credit facility. At December 31, 2003, the weighted-average interest rate on the Credit Facility was 7.33% as compared to 5.97% at December 31, 2002.

        In June 2003, the Company issued $350.0 million of senior secured second lien notes with an interest rate of 9 3/4% and maturity date of April 1, 2009 (the "9 3/4% notes"). The notes pay interest semi-annually on April 1 and October 1 of each year. After deducting the initial purchasers discount and transaction expenses, the net proceeds received by the Company were $330.3 million. The Company used these net proceeds to pay off $267.9 million remaining on the Term A and B loans and $62.4 million of the revolving credit facility.

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

        The senior subordinated credit facility, which had been originally issued in 1999 as a bridge facility, was converted into a term loan in December 2000, expiring on December 7, 2009. The interest rate of the term notes representing this term loan is 13 1/2%. In connection with the issuance of the 10 7/8% notes in 2002, $156.5 million was repaid under the senior subordinated credit facility. Pursuant to the senior subordinated credit facility, the Company issued $210.7 million of 13 1/2% senior subordinated notes due December 7, 2009 (the "Exchange Notes") in 2003 in exchange for the term notes held by the holders requesting the exchange. The remaining $82.8 million of outstanding term notes, excluding the discount, can be exchanged at the election of the holder in accordance with the senior subordinated credit facility. The Exchange Notes pay interest semi-annually on June 1 and December 1 of each year.

        The Credit Facility, the senior subordinated credit facility, the 10 7/8% notes, the 9 3/4% notes and the Exchange Notes contain customary covenants including restrictions on capital expenditures, dividends, and investments. In particular, these debt instruments all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of the Company or the capital stock of its restricted subsidiaries. Substantially all of the Company's assets are pledged as collateral for the outstanding debt under the Credit Facility, as well as the Company's other long-term debt. All of the Company's debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility agreement has provisions requiring prepayment from the proceeds of issuances of debt and equity securities, and financial covenants that require us to maintain specified financial ratios as follows. The consolidated net interest coverage ratio is the ratio of EBITDA to net interest expense, which is required to be, at a minimum, 1.50 to 1.00. At December 31, 2003, the Company's net interest coverage ratio is calculated as 1.64 to 1.00. The leverage ratio is the ratio of consolidated debt to EBITDA, which must not exceed 6.50 to 1.00. At December 31, 2003, the Company's leverage ratio is calculated as 6.09 to 1.00. The senior secured leverage ratio is the ratio of senior secured debt to EBITDA, which must not exceed 2.00 to 1.00. The Company's senior secured leverage ratio, as calculated at December 31, 2003, is 1.11 to 1.00. The amounts of EBITDA and net interest expense used in the preceding ratio calculations are not equivalent to the amounts included in these financial statements, but rather are amounts calculated as set forth in the Credit Facility. If the Company is unable to maintain these financial ratios, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. At December 31, 2003, the Company was in compliance with its debt covenants.

        At December 31, 2003, the aggregate maturities of long-term debt were:

(in thousands)
2004	$73
2005	80,603
2006
2007
2008
Thereafter	971,274

$1,051,950

        The Company had an interest rate swap agreement, attached to the Term B loans, that converted a portion of variable rate debt to a fixed rate basis. This agreement was designated as a hedge against changes in future cash flows. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 137 and SFAS No. 138, the interest rate swap agreement was reflected at fair value in the Company's consolidated balance sheet at December 31, 2002, and the related mark-to-market adjustment was recorded in stockholder's deficit as a component of other comprehensive income.

        On June 6, 2003, in connection with the payoff of the Term A and B loans, this interest rate swap agreement became an ineffective cash flow hedge. At this date, the remaining fair market value of the agreement of approximately $1.1 million was expensed and is included in Other, net in the twelve months ended December 31, 2003.

11.   LEASES

        Facilities and certain equipment are leased under agreements that expire at various dates through 2014. Rental expense for continuing operations under operating leases for the years ended December 31, 2003, 2002 and 2001, was $34.0 million, $35.0 million, and $39.9 million, respectively.

        At December 31, 2003, minimum annual rentals under non-cancelable operating leases (net of subleases) were:

(in thousands)
2004	$32,280
2005	25,647
2006	18,134
2007	12,258
2008	9,482
Thereafter	29,265

$127,066

        Commitments under the lease agreements also extend in most instances to property taxes, insurance and maintenance and certain leases contain escalation clauses and extension options.

12.   INCOME TAXES

        Income tax expense (benefit) consisted of the following components:

	2003	2002	2001
	(in thousands)
Current:
Federal	$1,000	$(565)
State and foreign	944	618	$1,279

	1,944	53	1,279

Deferred:
Federal	46,485	(2,532)	(22,851)
State and foreign

	46,485	(2,532)	(22,851)

Total income tax expense (benefit)	$48,429	$(2,479)	$(21,572)

        Vertis Holdings files a consolidated Federal income tax return with all of its subsidiaries, including the Company. The components of income tax disclosed above have been allocated to the Company as if the Company had filed a separate consolidated tax return.

        Federal and state income taxes are subject to a tax allocation arrangement (the "Tax Arrangement") where the Company files as a member of Vertis Holdings' consolidated group. The Tax Arrangement does not apply to income taxes in jurisdictions in which the Company or its subsidiaries file separate tax returns. The Tax Arrangement does not provide for remuneration in years in which the Company has a current taxable loss as in 2001, 2002 and 2003.

        The Company's foreign pre-tax income was not a significant component of total pre-tax income or loss. No U.S. income taxes have been provided for unremitted earnings of foreign subsidiaries as the Company intends to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

        The following is a reconciliation of the U.S. statutory federal income tax rate to the Company's effective tax rates:

	2003	2002	2001
	(percent of pre-tax loss)
Statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income tax benefits	2.0	7.8	0.6
Amortization and write-off of goodwill			4.4
Change in valuation allowance	136.2		0.9
Foreign income taxed at other rates	3.3	(3.1)	0.8
Investment related differences	2.1	7.0
Officer's life insurance	(7.2)
Other	1.4	5.9	0.1

Effective tax rate	102.8%	(17.4)%	(28.2)%

        The tax effects of significant items comprising deferred income taxes were:

	2003	2002
	(in thousands)
Employee benefits	$13,093	$8,897
Net operating loss and tax credit carry forwards	102,758	92,986
Accrued expenses and reserves	10,412	7,497
Other deductible differences	5,959	9,307

	132,222	118,687

Property, plant and equipment	(55,458)	(63,109)
Leveraged lease investments	(66,733)	(65,011)
Other taxable differences	(2,428)	(1,866)

	(124,619)	(129,986)

Valuation allowance	(74,393)	(6,968)

Net deferred income tax liability	$(66,790)	$(18,267)

        At December 31, 2003 the Company had a net operating loss carryforward of approximately $306.3 million. This amount is included in the consolidated Vertis Holdings net operating loss carryforward of $325.7 million. These carryforwards expire beginning in 2005 through 2024.

        During 2003, the Company established an additional valuation allowance of $67.4 million against its deferred tax assets. The valuation allowance reserves the net operating losses and tax credit carryovers that may not be offset by reversing taxable temporary differences. The additional valuation allowance recorded in 2003 was due to the continuation of the poor economic climate and the projected increase in the annual interest expense resulting from the issuance of the 9 3/4% notes in June 2003 (see Note 10). The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

        The prior year valuation allowance of $7.0 million was established primarily due to limitations on net operating loss carryforward utilization under the Internal Revenue Code.

        The Company is currently under examination by the Internal Revenue Service in the United States and by the Inland Revenue in the United Kingdom. The Company believes it has adequate provisions for all open years.

13.   RETIREMENT PLANS

        Defined Benefit Plans—The Company maintains defined benefit plans, including pension and supplemental executive retirement plans.

        Information regarding the defined benefit plans, collectively, is as follows:

	2003	2002	2001
	(in thousands)
Components of net periodic pension cost:
Service cost	$697	$618	$640
Interest cost	2,216	2,168	1,827
Expected return on assets	(1,187)	(1,611)	(1,370)
Net amortization and deferral	721	412	1
Settlement loss	1,212	1,558

	$3,659	$3,145	$1,098

Changes in benefit obligations:
Benefit obligation at beginning of year	$33,694	$26,910
Service cost	697	618
Interest cost	2,216	2,168
Actuarial loss	3,453	5,229
Benefits paid	(3,848)	(795)
Plan amendments		1,823
Settlements and curtailments	536	(2,259)

Benefit obligation at end of year	$36,748	$33,694

Changes in plan assets:
Fair value of plan assets at beginning of year	$13,152	$16,504
Actual return (loss) on assets	1,597	(967)
Employer contributions	806	1,694
Benefits paid	(3,848)	(795)
Plan expenses		(360)
Settlements		(2,924)

Fair value of plan assets at end of year	$11,707	$13,152

Funded status	25,041	$20,542
Unrecognized prior service cost	(1,778)	(2,009)
Unrecognized actuarial loss	(12,930)	(11,052)

Net amount recognized	$10,333	$7,481

Amounts recognized in the consolidated balance sheet:
Accrued benefit cost	$22,097	$16,850
Accumulated other comprehensive loss	(11,764)	(9,369)

Net amount recognized	$10,333	$7,481

Weighted-average assumptions:
Discount rate	6.25%	6.75%	7.25%
Expected return on plan assets	8.75%	9.00%	9.00%
Annual compensation increase	3.00%	3.00%	3.00%
			-3.75%

        The Company expects to make approximately $3 million of cash contributions to its pension plans in 2004.

        For the Company's pension plans, the percentage of fair value of plan assets by asset category as of the measurement date are as follows:

	2003	2002
Asset category:
Equity securities	57%	50%
Fixed Income	32%	25%
Cash and cash equivalents	11%	25%

	100%	100%

        The Company's investment strategy for the pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class. Target allocations for 2004 are shown in the table below.

        The Company developed its expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans' assets, including the trustee's review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. The Company's expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the Company's investment strategy. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. The target allocation of assets is as follows:

Asset category:	Percent of Total	Expected Long-term Rate of Return
Large Cap Equities	47%	9.0%
Small/Mid Cap Equities	8%	10.2%
International Equities	5%	10.2%
Fixed Income	40%	6.5%

	100%

        Deferred Compensation—The Company also maintains a deferred compensation plan in which certain members of management may defer up to 100% of their total compensation through the date of their retirement. Long-term liabilities include balances related to this plan of $6.9 million as of December 31, 2003 and $6.1 million as of December 31, 2002.

        Defined Contribution Plans—The Company maintains 401(k) and other investment plans for eligible employees. The Company recorded $7.6 million in expenses for the year ended December 31, 2003, $6.7 million in 2002, and $4.5 million in 2001.

14.   STOCKHOLDER'S DEFICIT

        Contributed Capital—Following the sale of internet-related investments by a sister subsidiary of the Company, Vertis Holdings contributed cash of $0.2 million to the Company in 2001.

        In February 2002, the Company issued approximately 700,000 warrants, with an aggregate value of $15.8 million, to lenders of the senior subordinated credit facility which entitle the holders to purchase one share of Vertis Holdings' stock for $0.01 per share. The warrants are immediately exercisable and expire on June 30, 2011.

        Dividends to Parent—During 2001, the Company paid $7.1 million of cash dividends to Vertis Holdings comprised of $7.7 million in connection with interest payments on Vertis Holdings' debt and $0.6 million gain in connection with the purchase of the minority interest in the investment in leveraged leases. No dividends were paid in 2002 and 2003.

        Management Fees—The Company paid approximately $1.3 million in fees to the owners of Vertis Holdings in 2003, 2002 and 2001.

        Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss at December 31 were:

	2003			2002			2001
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
	(in thousands)
Cumulative translation adjustments	$(1,592)		$(1,592)	$(4,629)		$(4,629)	$(8,954)		$(8,954)
Minimum pension liability adjustment	(11,764)	$(4,706)	(7,058)	(9,369)	$(3,747)	(5,622)	(3,724)	$(1,490)	(2,234)
Fair value adjustment of interest rate swap				(3,545)	(1,418)	(2,127)	(5,600)	(2,240)	(3,360)

	$(13,356)	$(4,706)	$(8,650)	$(17,543)	$(5,165)	$(12,378)	$(18,278)	$(3,730)	$(14,548)

15.   VERTIS HOLDINGS STOCK AWARD AND INCENTIVE PLAN

        On December 7, 1999, Vertis Holdings adopted the Stock Plan which authorizes grants of stock options, restricted stock, performance shares, performance units and other stock-based awards. Options under the Stock Plan generally expire in ten years and become exercisable at varying times. There are approximately 9.1 million options available for grant at December 31, 2003 and 2002, respectively, out of 10.0 million options authorized for issuance.

        Transactions under the Stock Plan were as follows:

	Year Ended December 31,
	2003	2002	2001
	(thousands of shares)
Outstanding at beginning of year	888	852	879
Granted		135	20
Cancelled	(30)	(99)	(47)

Outstanding at end of year	858	888	852

Exercisable at end of period	684	479	338

        Options outstanding at December 31, 2003, 2002 and 2001 have an exercise price of $31.50 per share and ten-year terms.

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

        On September 5, 2002, the Board of Directors of Vertis Holdings adopted a unanimous written consent offering those employees who had an outstanding Management Loan a one-time option to sell the shares securing the Management Loans back to Vertis Holdings in exchange for the cancellation of the Management Loans. These shares had an assumed fair market value of $31.50 as of September 5, 2002. In addition, Vertis Holdings would forgive the interest that had accrued on the Management Loans to any employee who sold their stock back to Vertis Holdings. The tax consequence, if any, of the interest forgiveness was the responsibility of the employee. Employees eligible for Vertis' Executive Incentive Plan were allowed to offset the tax consequences by a partial payment of their 2002 bonus. Substantially all employees holding the Management Loans elected this option. As of December 31, 2002, 111,448 shares of Vertis Holdings had been sold to the Company in exchange for cancellation of the Management Loans and $0.7 million of interest was forgiven.

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

17.   INTEREST EXPENSE, NET

        Interest expense, net consists of the following:

	2003	2002	2001
	(In thousands)
Interest expense	$117,831	$112,733	$120,159
Amortization of deferred financing fees	8,045	10,416	13,193
Write-off of deferred financing fees	10,958	11,508
Interest income	(277)	(283)	(536)

	$136,557	$134,374	$132,816

        The Company fully amortized deferred financing fees of $11.0 million in June 2003 in connection with the retirement of the Term A and B loans (see Note 10). In 2002, the Company fully amortized $11.5 million in deferred financing fees in connection with the repayments of a portion of the Term A and B loans and the senior subordinated credit facility (see Note 10).

18.   OTHER, NET

        Other, net for the year ended December 31, 2003 consists primarily of a $10.1 million recovery from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc. Additionally, other, net includes $1.5 million in income earned on investments accounted for as leveraged leases (see Note 9), offset by $2.6 million in fees associated with the A/R Facility (see Note 6), the $1.1 million adjustment to record the change in the interest rate swap agreement (see Note 10) and $1.2 million in losses on the sale of property, plant and equipment. The remaining $0.9 million in expense consists of miscellaneous charges such as commitment fees and foreign exchange losses.

        Other, net for the year ended December 31, 2002 consists primarily of $2.8 million in fees associated with the 1996 Facility (see Note 6), $1.5 million in losses on the sale of property, plant and equipment, and $0.3 million in foreign exchange losses offset by $1.6 million in income earned on investments accounted for as leveraged leases (see Note 9). The remaining $0.4 million in expense consists of miscellaneous charges such as commitment fees.

        Other, net for the year ended December 31, 2001 consists primarily of a $5.9 million impairment loss recorded to reflect a permanent decline in the value of investments and a $2.0 million loss resulting from the sale of a portion of an equity investment (see Note 9). Additionally, we recorded $6.0 million in fees associated with the 1996 Facility (see Note 6), $1.0 million in losses on the sale of property, plant and equipment, and $0.5 million in commitment fees offset by $2.5 million in income earned on investments accounted for as leveraged leases (see Note 9). The remaining $1.3 million in expense consists of miscellaneous charges.

19.   QUARTERLY FINANCIAL INFORMATION—UNAUDITED

        The results of operations for the years ended December 31, 2003 and 2002 are presented below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year Ended December 31, 2003
Net sales	$371,215	$377,348	$390,943	$446,403
Gross profit	63,701	67,086	68,264	92,340
(Loss) income before income taxes(1)	(7,962)	(22,899)	(22,820)	6,185
Net (loss) income(1)	(5,845)	(71,911)	(24,026)	5,857
Year Ended December 31, 2002
Net sales	$402,122	$408,650	$409,583	$454,876
Gross profit	76,786	86,028	78,957	103,705
(Loss) income before income taxes(2)	(5,984)	(2,834)	(7,996)	2,554
(Loss) income before cumulative of accounting change(2)	(10,383)	(1,650)	(5,263)	5,515
Cumulative effect of accounting change, net	108,365
Net (loss) income(2)	(118,748)	(1,650)	(5,263)	5,515

(1)
Results include deferred financing fees written off in the amount of $11.0 million in the second quarter and a $67.4 million valuation allowance against the Company's deferred tax assets.

(2)
Results include deferred financing fees written off in the amount of $8.2 million in the second quarter and $3.3 million in the fourth quarter.

20.   SEGMENT INFORMATION

        The Company operates in two business segments. The accounting policies of the business segments are the same as those described in Note 3 to the consolidated financial statements. The segments are:

  •
  Vertis North America—provides a full array of targeted advertising, media and marketing services such as advertising insert programs; newspaper products such as TV magazines, Sunday magazines, and color comics; creative services for advertising insert page layout and design; customized one-to-one marketing programs; direct mail production with varying levels of personalization; and media planning and placement

  •
  Vertis Europe—provides European customers, principally in the United Kingdom, with most of the same products and services offered in North America.

        Following is information regarding the Company's segments:

		2003	2002	2001
		(in thousands)
Net sales	Vertis North America	$1,448,474	$1,536,521	$1,709,901
	Vertis Europe	137,435	138,870	141,372
	Elimination of intersegment sales		(160)	(215)

	Consolidated	$1,585,909	$1,675,231	$1,851,058

EBITDA	Vertis North America	$164,273	$119,316	$159,319
	Vertis Europe	8,523	(8,585)	17,010
	General Corporate	(113)	(9,741)	(15,598)

	Consolidated EBITDA	172,683	100,990	160,731
	Depreciation and amortization of intangibles	83,622	89,241	104,350
	Interest expense, net	136,557	134,374	132,816
	Income tax expense (benefit)	48,429	(2,479)	(21,572)

	Consolidated Net Loss	$(95,925)	$(120,146)	$(54,863)

Restructuring Charges	Vertis North America	$14,649	$16,567	$41,736
	Vertis Europe	594	2,524	489

	Consolidated	$15,243	$19,091	$42,225

Depreciation and Amortization of	Vertis North America	$76,262	$81,768	$93,392
Intangibles	Vertis Europe	7,360	7,473	10,958

	Consolidated	$83,622	$89,241	$104,350

Additions to Long-Lived Assets	Vertis North America	$40,195	$39,638	$66,390
(excluding acquisitions)	Vertis Europe	3,916	4,216	4,768

	Consolidated	$44,111	$43,854	$71,158

Identifiable Assets	Vertis North America	$858,851	$852,287	$1,017,823
	Vertis Europe	161,387	156,091	166,344
	General Corporate	127,260	126,620	153,179

	Consolidated	$1,147,498	$1,134,998	$1,337,346

Goodwill	Vertis North America	$250,128	$245,858	$339,377
	Vertis Europe	103,368	96,446	107,152

	Consolidated	$353,496	$342,304	$446,529

21.   GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        The Company has senior notes (see Note 10), which are general unsecured obligations of Vertis, Inc., and guaranteed by certain of Vertis, Inc.'s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of December 31, 2003 and December 31, 2002, and for the years ended December 31, 2003, 2002 and 2001 are included for (a) Vertis, Inc. (the "Parent") on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet at December 31, 2003

	Parent	Guarantor Companies	Non-Guarantor Companies	Elim- inations	Consol- idated
	In thousands
ASSETS
Current Assets:
Cash and cash equivalents	$389	$108	$1,586		$2,083
Accounts receivable, net	132,531	20,086	31,158		183,775
Inventories	26,227	11,607	1,806		39,640
Maintenance parts	17,456	3,271			20,727
Deferred income taxes
Prepaid expenses and other current assets	13,953	1,131	5,267		20,351

Total current assets	190,556	36,203	39,817		266,576
Intercompany receivable	54,216			$(54,216)
Investments in subsidiaries	154,349	55,199		(209,548)
Property, plant and equipment, net	281,275	99,887	20,658		401,820
Goodwill	201,489	48,625	103,382		353,496
Investments		1	73,966		73,967
Deferred financing costs, net	30,828	1	92		30,921
Other assets, net	19,913	770	35		20,718

Total Assets	$932,626	$240,686	$237,950	$(263,764)	$1,147,498

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$183,511	$36,137	$13,788		$233,436
Compensation and benefits payable	25,274	9,288	369		34,931
Accrued interest	15,384		985		16,369
Accrued income taxes	7,097	(192)	(1,766)		5,139
Current portion of long-term debt	73				73
Other current liabilities	17,263	7,266	12,705		37,234

Total current liabilities	248,602	52,499	26,081		327,182
Due to parent		32,989	28,684	$(54,216)	7,457
Long-term debt, net of current portion	979,224		72,653		1,051,877
Deferred income taxes	69,437	(2,704)	57		66,790
Other long-term liabilities	27,392	8,843	155		36,390

Total liabilities	1,324,655	91,627	127,630	(54,216)	1,489,696
Stockholder's (deficit) equity	(392,029)	149,059	110,320	(209,548)	(342,198)

Total Liabilities and Stockholder's (Deficit) Equity	$932,626	$240,686	$237,950	$(263,764)	$1,147,498

Condensed Consolidating Balance Sheet at December 31, 2002

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	In thousands
ASSETS
Current Assets:
Cash and cash equivalents	$3,590	$99	$2,046		$5,735
Accounts receivable, net	72,106	25,954	33,465		131,525
Inventories	23,906	11,867	1,416		37,189
Maintenance parts	15,799	3,062			18,861
Deferred income taxes	7,790		16		7,806
Prepaid expenses and other current assets	10,647	2,344	2,899		15,890

Total current assets	133,838	43,326	39,842		217,006
Intercompany receivable	80,607			$(80,607)
Investments in subsidiaries	98,428	18,240		(116,668)
Property, plant and equipment, net	305,300	117,877	22,316		445,493
Goodwill	197,202	48,625	96,477		342,304
Investments			72,411		72,411
Deferred financing costs, net	36,985		128		37,113
Other assets, net	19,277	1,361	33		20,671

Total Assets	$871,637	$229,429	$231,207	$(197,275)	$1,134,998

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$82,168	$32,565	$18,444		$133,177
Compensation and benefits payable	27,466	9,650	718		37,834
Accrued interest	14,493		2,095		16,588
Accrued income taxes	8,548	(180)	(2,417)		5,951
Current portion of long-term debt	5,341	43			5,384
Other current liabilities	16,432	10,435	9,720		36,587

Total current liabilities	154,448	52,513	28,560		235,521
Due to parent		62,597	25,832	$(80,607)	7,822
Long-term debt, net of current portion	980,678		107,006		1,087,684
Deferred income taxes	27,447	(2,284)	910		26,073
Other long-term liabilities	20,578	6,924	388		27,890

Total liabilities	1,183,151	119,750	162,696	(80,607)	1,384,990
Stockholder's (deficit) equity	(311,514)	109,679	68,511	(116,668)	(249,992)

Total Liabilities and Stockholder's (Deficit) Equity	$871,637	$229,429	$231,207	$(197,275)	$1,134,998

Condensed Consolidating Statement of Operations

Year ended December 31, 2003

	Parents	Guarantor Companies	Non-Guarantor Companies	Elim- inations	Consol- idated
	In thousands
Net sales	$1,107,715	$356,937	$141,219	$(19,962)	$1,585,909

Operating expenses:
Costs of production	878,062	268,858	99,462	(19,962)	1,226,420
Selling, general and administrative	110,103	35,328	31,892		177,323
Restructuring charges	14,495	154	594		15,243
Depreciation and amortization of intangibles	55,294	20,872	7,456		83,622

	1,057,954	325,212	139,404	(19,962)	1,502,608

Operating income	49,761	31,725	1,815		83,301

Other expenses (income):
Interest expense, net	130,524	(264)	6,297		136,557
Other, net	(5,825)	31	34		(5,760)

	124,699	(233)	6,331		130,797

Equity in net income (loss) of subsidiaries	27,438			(27,438)
(Loss) income before income taxes	(47,500)	31,958	(4,516)	(27,438)	(47,496)
Income tax expense (benefit)	48,425	(12)	16		48,429

Net (loss) income	$(95,925)	$31,970	$(4,532)	$(27,438)	$(95,925)

Condensed Consolidating Statement of Operations

Year Ended December 31, 2002

	Parents	Guarantor Companies	Non-Guarantor Companies	Elim- inations	Consol- idated
	In thousands
Net sales	$1,160,072	$398,133	$142,138	$(25,112)	$1,675,231

Operating expenses:
Costs of production	892,496	292,490	95,731	(25,112)	1,255,605
Selling, general and administrative	115,875	42,081	29,874		187,830
Restructuring charges	8,662	7,701	2,728		19,091
Depreciation and amortization of intangibles	58,396	23,226	7,619		89,241

	1,075,429	365,498	135,952	(25,112)	1,551,767

Operating income	84,643	32,635	6,186		123,464

Other expenses (income):
Interest expense, net	126,420	(134)	8,088		134,374
Other, net	3,287	26	37		3,350

	129,707	(108)	8,125		137,724

Equity in net income (loss) of subsidiaries	(13,166)			13,166
(Loss) income before income taxes	(58,230)	32,743	(1,939)	13,166	(14,260)
Income tax benefit	(2,023)	(14)	(442)		(2,479)

(Loss) income before cumulative effect of accounting change	(56,207)	32,757	(1,497)	13,166	(11,781)
Cumulative effect of accounting change	63,939	22,661	21,765		108,365

Net (loss) income	$(120,146)	$10,096	$(23,262)	$13,166	$(120,146)

Condensed Consolidating Statement of Operations

Year ended December 31, 2001

	Parents	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	In thousands
Net sales	$1,282,571	$447,583	$145,393	$(24,489)	$1,851,058

Operating expenses:
Costs of production	1,029,468	325,724	100,400	(23,876)	1,431,716
Selling, general and administrative	115,059	60,582	27,128	(613)	202,156
Restructuring and impairment charges	33,872	7,844	509		42,225
Depreciation and amortization of intangibles	67,354	25,787	11,209		104,350

	1,245,753	419,937	139,246	(24,489)	1,780,447

Operating income	36,818	27,646	6,147		70,611

Other expenses (income):
Interest expense, net	124,777	(214)	8,253		132,816
Other, net	1,355	6,717	6,158		14,230

	126,132	6,503	14,411		147,046

Equity in net income (loss) of subsidiaries	8,737			(8,737)
(Loss) income before income taxes	(80,577)	21,143	(8,264)	(8,737)	(76,435)
Income tax (benefit) expense	(25,714)	5,117	(975)		(21,572)

Net (loss) income	$(54,863)	$16,026	$(7,289)	$(8,737)	$(54,863)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2003

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
	In thousands
Cash Flows from Operating Activities	$29,709	$61,916	$(2,579)	$89,046

Cash Flows from Investing Activities:
Capital expenditures	(27,148)	(10,148)	(3,916)	(41,212)
Software development costs capitalized	(2,899)			(2,899)
Proceeds from sale of property, plant and equipment and divested assets	3,128		173	3,301
Acquisition of business, net of cash	(93)			(93)

Net cash used in investing activities	(27,012)	(10,148)	(3,743)	(40,903)

Cash Flows from Financing Activities:
Issuance of long-term debt	340,714			340,714
Net repayments under revolving credit facilities	(40,300)		(41,602)	(81,902)
Repayments of long-term debt	(310,430)	(43)	(71)	(310,544)
Deferred financing costs	(12,846)			(12,846)
Increase in outstanding checks drawn on controlled disbursement accounts	10,664	1,113		11,777
Other financing activities	6,300	(52,829)	46,154	(375)

Net cash (used in) provided by financing activities	(5,898)	(51,759)	4,481	(53,176)

Effect of exchange rate changes on cash			1,381	1,381

Net (decrease) increase in cash and cash equivalents	(3,201)	9	(460)	(3,652)
Cash and cash equivalents at beginning of year	3,590	99	2,046	5,735

Cash and cash equivalents at end of year	$389	$108	$1,586	$2,083

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2002

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
	In thousands
Cash Flows from Operating Activities	$(28,239)	$91,580	$33,378	$96,719

Cash Flows from Investing Activities:
Capital expenditures	(31,450)	(5,492)	(4,216)	(41,158)
Software development costs capitalized	(2,696)			(2,696)
Proceeds from sale of property, plant and
equipment and divested assets	2,039	312	91	2,442
Investments in subsidiaries
Other investing activities
Acquisition of business, net of cash

Net cash used in investing activities	(32,107)	(5,180)	(4,125)	(41,412)

Cash Flows from Financing Activities:
Issuance of long-term debt	347,500			347,500
Net repayments under revolving credit facilities	(60,226)		(2,965)	(63,191)
Repayments of long-term debt	(349,497)	(360)	(54)	(349,911)
Deferred financing costs	(12,838)			(12,838)
Increase in outstanding checks drawn on controlled disbursement accounts	6,821	1,327	1,007	9,155
Other financing activities	117,558	(86,910)	(29,739)	909

Net cash provided by (used in) financing activities	49,318	(85,943)	(31,751)	(68,376)

Effect of exchange rate changes on cash			1,271	1,271

Net (decrease) increase in cash and cash equivalents	(11,028)	457	(1,227)	(11,798)
Cash and cash equivalents at beginning of year	14,618	(358)	3,273	17,533

Cash and cash equivalents at end of year	$3,590	$99	$2,046	$5,735

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2001

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations		Consolidated
	In thousands
Cash Flows from Operating Activities	$(23,077)	$127,358	$26,089			$130,370

Cash Flows from Investing Activities:
Capital expenditures	(51,371)	(11,521)	(4,768)			(67,660)
Software development costs capitalized	(3,498)					(3,498)
Proceeds from sale of property, plant and equipment and divested assets	715	1,594	712			3,021
Investments in subsidiaries	8,737				$(8,737)
Distributions from subsidiaries
Other investing activities		578				578

Net cash used in investing activities	(45,417)	(9,349)	(4,056)		(8,737)	(67,559)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	78,108		3,309			81,417
Repayments of long-term debt	(27,494)	(419)	(46)			(27,959)
Deferred financing costs	(17,980)					(17,980)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(80,498)	98	(648)			(81,048)
Dividends to parent	(15,213)	(578)			8,737	(7,054)
Capital contributions by parent	(475)		709			234
Advances to parent	1,771					1,771
Change in intercompany balances	143,505	(118,982)	(24,523)

Net cash provided by (used in) by financing activities	81,724	(119,881)	(21,199)		8,737	(50,619)

Effect of exchange rate changes on cash			549			549

Net increase (decrease) in cash and cash equivalents	13,230	(1,872)	1,383			12,741
Cash and cash equivalents at beginning of year	1,388	1,514	1,890			4,792

Cash and cash equivalents at end of year	$14,618	$(358)	$3,273	$		$17,533

22.
COMMITMENTS AND CONTINGENCIES

  Certain claims, suits and allegations that arise in the ordinary course of business and certain environmental claims have been filed or are pending against the Company. Management believes that all such matters in the aggregate would not have a material effect on the Company's consolidated financial statements.

  During 2002, Vertis received payments from a customer under a bankruptcy proceeding classified as critical vendor payments (the "Payments"). These Payments totaled approximately $7 million. In February 2004, the United States Court of Appeals for the Seventh District upheld a lower court ruling reversing the order authorizing these Payments. The ruling did not however order repayment of these Payments. It is currently unclear as to what, if anything, Vertis is likely to pay as a result of this decision. As a consequence of the decision Vertis may be required to repay some or all of the Payments it received. Management is unable to determine at this stage the size of any such repayments, if any, or when they would be required to be made. Management has not made any provision for this possible contingency which ranges from $0 to $7 million.

  On February 24, 2003, the Company received $10.1 million in a settlement to the legal proceeding arising from a life insurance policy, which covered the former Chairman of Vertis Holdings. In 2003, this amount was recorded in Other, net.

* * * * *

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholder of
Vertis, Inc. and Subsidiaries:

We have audited the consolidated financial statements of Vertis, Inc. and Subsidiaries (the "Company"), a wholly-owned subsidiary of Vertis Holdings, Inc., as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 5, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in the Index on page F-1. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Baltimore, Maryland
March 5, 2004

VERTIS, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charged to Costs and Expenses	Write offs Net of Recoveries	Balance at End of Year
	In thousands
Allowance for Doubtful Accounts
Year ended December 31, 2003	$5,960	$1,840	$(3,858)	$3,942
Year ended December 31, 2002	8,270	1,577	(3,887)	5,960
Year ended December 31, 2001	5,906	5,908	(3,544)	8,270

Deferred Tax Valuation Allowance
Year ended December 31, 2003	$6,968	$67,425		$74,393
Year ended December 31, 2002	6,968			6,968
Year ended December 31, 2001	6,261	707		6,968

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.
BY:	/s/ DONALD E. ROLAND
Name: Donald E. Roland Title: Chairman and Chief Executive Officer

Date: March 5, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ DONALD E. ROLAND Donald E. Roland	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 5, 2004
/s/ ROGER C. ALTMAN Roger C. Altman	Director	March 5, 2004
/s/ AUSTIN M. BEUTNER Austin M. Beutner	Director	March 5, 2004
/s/ ANTHONY J. DINOVI Anthony J. DiNovi	Director	March 5, 2004
/s/ THOMAS H. LEE Thomas H. Lee	Director	March 5, 2004
/s/ SOREN L. OBERG Soren L. Oberg	Director	March 5, 2004

II-1

/s/ MICHAEL S. RAWLINGS Michael S. Rawlings	Director	March 5, 2004
/s/ SCOTT M. SPERLING Scott M. Sperling	Director	March 5, 2004
/s/ DEAN D. DURBIN Dean D. Durbin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2004

II-2

QuickLinks

VERTIS, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003
TABLE OF CONTENTS
CAUTIONARY STATEMENTS
PART I
  ITEM 2 PROPERTIES
  ITEM 3 LEGAL PROCEEDINGS
  ITEM 4 SUBMISSION OF VOTE TO SECURITY HOLDERS
PART II
  ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  ITEM 9A CONTROLS AND PROCEDURES
PART III
  ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF VERTIS
  ITEM 11 EXECUTIVE COMPENSATION
Summary Compensation Table
Aggregated Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
Pension Plan Table
  ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
VERTIS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
INDEPENDENT AUDITORS' REPORT
Vertis, Inc. and Subsidiaries Consolidated Balance Sheets
Vertis, Inc. and Subsidiaries Consolidated Statements of Operations
Vertis, Inc. and Subsidiaries Consolidated Statements of Stockholder's Deficit
Vertis, Inc. and Subsidiaries Consolidated Statements of Cash Flows
Vertis, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Condensed Consolidating Balance Sheet at December 31, 2003
Condensed Consolidating Balance Sheet at December 31, 2002
Condensed Consolidating Statement of Operations Year ended December 31, 2003
Condensed Consolidating Statement of Operations Year Ended December 31, 2002
Condensed Consolidating Statement of Operations Year ended December 31, 2001
Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2003
Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2002
Condensed Consolidating Statement of Cash Flows Year Ended December 31, 2001
INDEPENDENT AUDITORS' REPORT
SIGNATURES