Form 10-Q
period 2004-03-31
VERTIS INC
filed 2004-04-30
CIK 1178717

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
or
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

        Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

INDEX

Page
Part I—Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements	6
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.
Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.
Controls and Procedures	31
Part II—Other Information
Item 1.
Legal Proceedings	32
Item 5.
Other Information	32
Item 6.
Exhibits and Reports on Form 8-K	33
Signatures	34

PART 1—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertis, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

In thousands, except per share amounts	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,637	$2,083
Accounts receivable, net	171,494	183,775
Inventories	39,829	39,640
Maintenance parts	20,675	20,727
Prepaid expenses and other current assets	13,388	20,351

Total current assets	254,023	266,576
Property, plant and equipment, net	392,500	401,820
Goodwill	357,244	353,496
Investments	74,347	73,967
Deferred financing costs, net	28,957	30,921
Other assets, net	20,446	20,718

Total assets	$1,127,517	$1,147,498

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$197,273	$233,436
Compensation and benefits payable	34,728	34,931
Accrued interest	41,713	16,369
Accrued income taxes	5,008	5,139
Current portion of long-term debt	28	73
Other current liabilities	27,412	37,234

Total current liabilities	306,162	327,182
Due to parent	7,394	7,457
Long-term debt, net of current portion	1,061,797	1,051,877
Deferred income taxes	68,031	66,790
Other long-term liabilities	35,538	36,390

Total liabilities	1,478,922	1,489,696

Stockholder's deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	408,964	408,964
Accumulated deficit	(754,448)	(742,512)
Accumulated other comprehensive loss	(5,921)	(8,650)

Total stockholder's deficit	(351,405)	(342,198)

Total liabilities and stockholder's deficit	$1,127,517	$1,147,498

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
In thousands
	2004	2003
	(Unaudited)
Net sales	$387,486	$371,215

Operating expenses:
Costs of production	302,375	290,206
Selling, general and administrative	42,991	46,926
Restructuring charges	862
Depreciation and amortization of intangibles	19,069	21,404

	365,297	358,536

Operating income	22,189	12,679

Other expenses (income):
Interest expense, net	32,717	29,753
Other, net	502	(9,112)

	33,219	20,641

Loss before income tax expense (benefit)	(11,030)	(7,962)
Income tax expense (benefit)	223	(2,117)

Net loss	$(11,253)	$(5,845)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
In thousands
	2004	2003
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(11,253)	$(5,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,069	21,404
Amortization of deferred financing costs	1,964	2,111
Restructuring charges	862
Deferred income taxes	128	(1,644)
Other non-cash income and expense, net	988	1,299
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,910	15,039
Increase in inventories	(251)	(812)
Decrease in prepaid expenses and other assets	7,229	8,288
Decrease in accounts payable and other liabilities	(12,170)	(18,416)

Net cash provided by operating activities	18,476	21,424

Cash Flows from Investing Activities:
Capital expenditures	(8,675)	(10,506)
Software development costs capitalized	(482)	(741)
Proceeds from sale of property, plant and equipment	78	12

Net cash used in investing activities	(9,079)	(11,235)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	7,016	7,346
Repayments of long-term debt	(51)	(755)
Deferred financing costs	(9)	(278)
Decrease in outstanding checks drawn on controlled disbursement accounts	(10,089)	(10,801)
Other financing activities	(63)	(400)

Net cash used in financing activities	(3,196)	(4,888)

Effect of exchange rate changes on cash	353	120

Net increase in cash and cash equivalents	6,554	5,421
Cash and cash equivalents at beginning of year	2,083	5,735

Cash and cash equivalents at end of period	$8,637	$11,156

Supplemental Cash Flow Information:
Interest paid	$4,642	$20,879

Income taxes paid	$547	$616

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     GENERAL

        The accompanying unaudited condensed consolidated financial statements of Vertis, Inc. and Subsidiaries (collectively, "Vertis" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The financial statements include all normal and recurring adjustments that management of the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by the generally accepted accounting principles for annual financial statements. As these are condensed consolidated financial statements, one should also read the consolidated financial statements and notes in the Company's annual report on Form 10-K for the year ended December 31, 2003.

        The Company is a wholly-owned subsidiary of Vertis Holdings, Inc. ("Vertis Holdings").

        Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

        Certain amounts for prior periods have been reclassified to conform to the current period presentation.

        The difference between net loss and total comprehensive loss is comprised of foreign currency translation in 2004 and 2003, as well as fair value of interest rate swap adjustments in 2003. These items amounted to $2.7 million of income and $0.1 million of loss for the three months ended March 31, 2004 and 2003, respectively.

2.     RESTRUCTURING

        The Company began a new restructuring program in the third quarter of 2003, the execution of which is substantially complete as of March 31, 2004 and should be final by the end of the second quarter of 2004. This program includes the closure of facilities, some of which are associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. The Company expects the costs associated with the restructuring program to be an estimated $16.4 million (net of estimated sublease income of $6.3 million) of which approximately $3.0 million are non-cash costs. The Vertis Europe portion of the program was complete as of December 31, 2003.

        In the first quarter of 2004, Vertis North America recorded $0.7 million in severance costs due to headcount reductions of approximately 50 employees, and $0.2 million in facility closure costs. There were no restructuring costs recorded in March 2003.

        The significant components of restructuring charges were as follows:

(in thousands)	Severance and Related Costs	Facility Closing Costs	Other Costs	Total
Accrued balance at December 31, 2003	$1,456	$9,758	$565	$11,779
Restructuring charges in the three months ended March 2004	664	170	28	862
Restructuring payments in the three months ended March 2004	(699)	(1,342)	(159)	(2,200)

Accrued balance at March 31, 2004	$1,421	$8,586	$434	$10,441

        The Company expects to pay approximately $4.9 million of the accrued restructuring costs during the next year, and the remainder, approximately $5.5 million, by 2011.

3.     GOODWILL

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles", the Company has elected to test its goodwill in the first quarter of the fiscal year. Each of the Company's reporting units is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method. The annual goodwill test has been completed for 2004, and did not indicate any goodwill impairment.

4.     ACQUISITION

        On June 10, 2003, the Company acquired the sales, marketing and media planning assets of The Newspaper Network, Inc. (collectively, "TNN") by assuming the working capital deficit of approximately $4.3 million. The Newspaper Network, Inc. is a national sales and marketing company that provides a wide variety of print advertising services specializing in the planning, pricing and placement of newspaper advertising throughout the United States. The addition of TNN provides additional media expertise that will better equip the Company to serve large, national clients in key industry markets.

        Goodwill arising in connection with this acquisition was approximately $4.3 million, calculated as the excess of the liabilities assumed over the fair value of the net assets acquired. The financial results of TNN are included in the Company's consolidated financial statements from the date of acquisition.

        The following unaudited pro forma information reflects the Company's results adjusted to include TNN as though the acquisition had occurred at the beginning of 2003.

	Three months ended March 31,
(In thousands)
	2004	2003
Net sales	$387,486	$374,209
Net loss	(11,253)	(5,939)

5.     ACCOUNTS RECEIVABLE

        In December 2002, the Company entered into a three-year agreement (the "A/R Facility"), terminating November 30, 2005, to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. through the issuance of $130.0 million of variable rate trade receivable backed certificates.

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $0.8 million and $0.9 million in the three months ended 2004 and 2003, respectively. These proceeds are fully offset by servicing costs.

        At March 31, 2004 and December 31, 2003, accounts receivable of $114.9 million and $122.5 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable. At March 31, 2004 and December 31, 2003, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $41.6 million and $53.2 million, respectively, which is included in Accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $364.9 million and $336.5 million in the first quarter of 2004 and 2003, respectively.

        Fees for the program under the facility vary based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 90 basis points. The loss on sale, which approximated the fees, totaled $0.6 million in the first quarter of 2004 and $0.7 million in the first quarter of 2003, and is included in Other, net.

6.     INVENTORIES

        Inventories consisted of the following:

(in thousands)	March 31, 2004	December 31, 2003
Paper	$25,436	$24,468
Work in process	5,760	6,146
Ink and chemicals	3,374	3,714
Other	5,259	5,312

	$39,829	$39,640

7.     SEGMENT INFORMATION

        The Company operates in two business segments, as follows:

  •
  Vertis North America—provides a full array of targeted advertising, media and marketing services such as advertising insert programs; newspaper products such as TV magazines, Sunday magazines, and color comics; creative services for advertising insert page layout and design; customized one-to-one marketing programs; direct mail production with varying levels of personalization; and media planning and placement.

  •
  Vertis Europe—provides European customers, principally in the United Kingdom, with most of the same products and services offered in North America.

        Following is information regarding the Company's segments:

		Three months ended, March 31,
(in thousands)
		2004	2003
Net sales	Vertis North America	$350,618	$336,137
	Vertis Europe	36,868	35,078

	Consolidated	$387,486	$371,215

EBITDA	Vertis North America	$41,481	$33,071
	Vertis Europe	1,269	2,561
	General Corporate	(1,994)	7,563

	Consolidated EBITDA	40,756	43,195
	Depreciation and amortization of intangibles	19,069	21,404
	Interest expense, net	32,717	29,753
	Income tax expense (benefit)	223	(2,117)

	Consolidated Net Loss	$(11,253)	$(5,845)

Depreciation and Amortization of Intangibles:
	Vertis North America	$17,190	$19,577
	Vertis Europe	1,879	1,827

	Consolidated	$19,069	$21,404

8.     NEW ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (revised), "Consolidation of Variable Interests Entities" ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FASB Interpretation No. 46 that was issued in January 2003. Companies are required to apply FIN 46R to VIEs generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company has adopted this interpretation, which did not have a material impact on its consolidated financial position or results of operations.

        In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132R"). This standard prescribes employers' disclosures about pension plans and other postretirement benefits plans, but does not change the measurement of recognition of those plans. SFAS No. 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. For public companies, SFAS No. 132R is generally effective for fiscal years ending after December 15, 2003. The Company has adopted the provisions of this statement.

9.     LONG-TERM DEBT

        Long-term debt consisted of the following:

(in thousands)	March 31, 2004	December 31, 2003
Revolving credit facility	$89,504	$80,570
9 3/4% senior secured second lien notes	342,041	341,643
10 7/8% senior notes	348,131	348,042
13 1/2% senior subordinated credit facility	58,383	70,924
13 1/2% senior subordinated notes	223,709	210,665
Other notes	57	106

	1,061,825	1,051,950
Current portion	(28)	(73)

	$1,061,797	$1,051,877

        The revolving credit facility (the "Credit Facility") allows borrowings of up to $250 million, including borrowings in British pounds sterling of up to the equivalent of $160 million. The revolving credit facility matures December 7, 2005 with no repayment of principal until maturity. Interest is payable either (a) at the Prime rate plus a margin of 2.50% or (b) at the LIBOR rate plus a margin of 3.50%. These margins may decline over time in accordance with covenants in the Credit Facility;

        In June 2003, the Company issued $350 million of senior secured second lien notes with an interest rate of 9 3/4% and maturity date of April 1, 2009 (the "9 3/4% notes"). The notes pay interest semi-annually on April 1 and October 1 of each year. After deducting the initial purchasers discount and transaction expenses, the net proceeds received by the Company were $330.3 million. The Company used these net proceeds to pay off $267.9 million remaining in term loans outstanding in 2003 and $62.4 million of the Credit Facility.

        The Company issued $350 million of senior unsecured notes with an interest rate of 10 7/8% and maturity date of June 15, 2009 (the "10 7/8% notes"). The notes pay interest semi-annually on June 15 and December 15 of each year.

        The Company's senior subordinated credit facility is a term loan, which expires on December 7, 2009. The interest rate of the term notes representing this term loan is 13 1/2%. Pursuant to the senior subordinated credit facility, the Company issued an aggregate $223.7 million of 13 1/2% senior subordinated notes due December 7, 2009 (the "Exchange Notes") in 2003 and 2004 in exchange for the term notes held by the holders requesting the exchange. The remaining $69.8 million of outstanding term notes, excluding the discount, can be exchanged at the election of the holder in accordance with the senior subordinated credit facility. The Exchange Notes pay interest semi-annually on June 1 and December 1 of each year.

        The Credit Facility, the senior subordinated credit facility, the 10 7/8% notes, the 9 3/4% notes and the Exchange Notes contain customary covenants including restrictions on capital expenditures, dividends, and investments. In particular, these debt instruments all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of the Company or the capital stock of its restricted subsidiaries. Substantially all of the Company's assets are pledged as collateral for the outstanding debt under the Credit Facility, as well as the Company's other long-term debt. All of the Company's debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility agreement has provisions requiring prepayment from the proceeds of issuances of debt and equity securities, and financial covenants that require us to maintain specified financial ratios as follows. The consolidated net interest coverage ratio is the ratio of EBITDA to net interest expense, which is required to be, at a minimum, 1.50 to 1.00. At March 31, 2004, the Company's net interest coverage ratio is calculated as 1.59 to 1.00. The leverage ratio is the ratio of consolidated debt to EBITDA, which must not exceed 6.50 to 1.00. At March 31, 2004, the Company's leverage ratio is calculated as 6.16 to 1.00. The senior secured leverage ratio is the ratio of senior secured debt to EBITDA, which must not exceed 2.00 to 1.00. The Company's senior secured leverage ratio, as calculated at March 31, 2004, is 1.11 to 1.00. The amounts of EBITDA and net interest expense used in the preceding ratio calculations are not equivalent to the amounts included in these financial statements, but rather are amounts calculated as set forth in the Credit Facility. If the Company is unable to maintain these financial ratios, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. At March 31, 2004, the Company was in compliance with its debt covenants.

10.   VERTIS HOLDINGS STOCK AWARD AND INCENTIVE PLAN

        Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the "Stock Plan"), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. As of March 31, 2004, only options have been granted under the Stock Plan.

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

	Three months ended March 31,
(in thousands)
	2004	2003
Net loss:
As reported	$(11,253)	$(5,845)
Deduct: total stock-based compensation determined under the fair value based method for all awards, net of tax	(124)	(275)

Pro forma	$(11,377)	$(6,120)

        On April 6, 2004, the Company extended an offer to all eligible employees holding options under the Stock Plan the opportunity to exchange their outstanding eligible options for restricted common stock on a 4 for 1 basis. Under the terms of this offer, if an employee chooses to accept, they are obligated to exchange all options to receive shares of restricted stock. The restricted stock will vest immediately prior to a liquidity event, defined as a public offering of our common stock, merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities. There are 782,484 Vertis Holdings options eligible to be exchanged, however the Company, by the terms of the offer, is not obligated to accept the options tendered for exchange if option holders as a group elect to exchange less than 95% of the aggregate shares underlying the eligible options. The offer expires on May 4, 2004. For those options not exchanged prior to the expiration of the offer, variable accounting will apply.

11.    INTEREST EXPENSE, NET

        Interest expense, net consists of the following:

	Three months ended March 31,
(In thousands)
	2004	2003
Interest expense	$30,793	$27,665
Amortization of deferred financing fees	1,964	2,111
Interest income	(40)	(23)

	$32,717	$29,753

12.    OTHER, NET

        Other, net for the three months ended March 31, 2004 consists primarily of $0.6 million in fees associated with the A/R Facility (see Note 5), $0.2 million in bank commitment fees and $0.1 million in miscellaneous charges, offset by $0.4 million in income earned on investments accounted for as leveraged leases.

        Other, net for the three months ended March 31, 2003 consists primarily of a $10.1 million recovery from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings and $0.4 million in income earned on investments accounted for as leveraged leases. Offsetting this income are $0.7 million in fees associated with the A/R Facility (see Note 5) and $0.7 million in miscellaneous charges.

13.    INCOME TAXES

        The Company had approximately $306.3 million of net operating losses available to carryforward as of December 31, 2003. These carryforwards expire beginning in 2005 through 2024. During 2003, the Company established an additional valuation allowance of $67.4 million against its deferred tax assets. The valuation allowance reserves the net operating losses and tax credit carryovers that may not be offset by reversing taxable temporary differences. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. No additional tax benefit was recorded by the Company in the first quarter of 2004.

14.    GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        The Company has senior notes (see Note 9), which are general unsecured obligations of Vertis, Inc., and guaranteed by certain of Vertis, Inc.'s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of March 31, 2004 and December 31, 2003, and for the three months ended March 31, 2004 and 2003 are included for (a) Vertis, Inc. (the "Parent") on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet at March 31, 2004

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$6,197	$186	$2,254		$8,637
Accounts receivable, net	115,449	21,132	34,913		171,494
Inventories	28,685	9,063	2,081		39,829
Maintenance parts	17,406	3,269			20,675
Deferred income taxes
Prepaid expenses and other current assets	7,384	129	5,875		13,388

Total current assets	175,121	33,779	45,123		254,023
Intercompany receivable	61,386			$(61,386)
Investments in subsidiaries	154,349	55,199		(209,548)
Property, plant and equipment, net	273,237	98,986	20,277		392,500
Goodwill	201,489	48,626	107,129		357,244
Investments			74,347		74,347
Deferred financing costs, net	28,874		83		28,957
Other assets, net	19,673	738	35		20,446

Total Assets	$914,129	$237,328	$246,994	$(270,934)	$1,127,517

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$155,663	$25,873	$15,737		$197,273
Compensation and benefits payable	25,985	8,173	570		34,728
Accrued interest	40,658		1,055		41,713
Accrued income taxes	7,368	(196)	(2,164)		5,008
Current portion of long-term debt	28				28
Other current liabilities	12,367	4,305	10,740		27,412

Total current liabilities	242,069	38,155	25,938		306,162
Due to parent		40,567	28,213	$(61,386)	7,394
Long-term debt, net of current portion	980,809		80,988		1,061,797
Deferred income taxes	69,447	(2,285)	869		68,031
Other long-term liabilities	35,420	18	100		35,538

Total liabilities	1,327,745	76,455	136,108	(61,386)	1,478,922
Stockholder's (deficit) equity	(413,616)	160,873	110,886	(209,548)	(351,405)
Total Liabilities and Stockholder's

(Deficit) Equity	$914,129	$237,328	$246,994	$(270,934)	$1,127,517

Condensed Consolidating Balance Sheet at December 31, 2003

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$389	$108	$1,586		$2,083
Accounts receivable, net	132,531	20,086	31,158		183,775
Inventories	26,227	11,607	1,806		39,640
Maintenance parts	17,456	3,271			20,727
Deferred income taxes
Prepaid expenses and other current assets	13,953	1,131	5,267		20,351

Total current assets	190,556	36,203	39,817		266,576
Intercompany receivable	54,216			$(54,216)
Investments in subsidiaries	154,349	55,199		(209,548)
Property, plant and equipment, net	281,275	99,887	20,658		401,820
Goodwill	201,489	48,625	103,382		353,496
Investments			73,967		73,967
Deferred financing costs, net	30,829		92		30,921
Other assets, net	19,912	772	34		20,718

Total Assets	$932,626	$240,686	$237,950	$(263,764)	$1,147,498

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$183,511	$36,137	$13,788		$233,436
Compensation and benefits payable	25,274	9,288	369		34,931
Accrued interest	15,384		985		16,369
Accrued income taxes	7,097	(192)	(1,766)		5,139
Current portion of long-term debt	73				73
Other current liabilities	17,263	7,266	12,705		37,234

Total current liabilities	248,602	52,499	26,081		327,182
Due to parent		32,989	28,684	$(54,216)	7,457
Long-term debt, net of current portion	979,224		72,653		1,051,877
Deferred income taxes	69,437	(2,704)	57		66,790
Other long-term liabilities	27,392	8,843	155		36,390

Total liabilities	1,324,655	91,627	127,630	(54,216)	1,489,696
Stockholder's (deficit) equity	(392,029)	149,059	110,320	(209,548)	(342,198)

Total Liabilities and Stockholder's (Deficit) Equity	$932,626	$240,686	$237,950	$(263,764)	$1,147,498

Condensed Consolidating Statement of Operations
Three months ended March 31, 2004

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Net sales	$262,043	$90,973	$38,043	$(3,573)	$387,486

Operating expenses:
Costs of production	210,731	67,265	27,952	(3,573)	302,375
Selling, general and administrative	26,376	8,090	8,525		42,991
Restructuring charges	862				862
Depreciation and amortization of intangibles	12,398	4,770	1,901		19,069

	250,367	80,125	38,378	(3,573)	365,297

Operating income (loss)	11,676	10,848	(335)		22,189

Other expenses (income):
Interest expense, net	31,222		1,495		32,717
Other, net	868	5	(371)		502

	32,090	5	1,124		33,219

Equity in net income (loss) of subsidiaries	9,361			(9,361)
(Loss) income before income taxes	(11,053)	10,843	(1,459)	(9,361)	(11,030)
Income tax expense (benefit)	200	(2)	25		223

Net (loss) income	$(11,253)	$10,845	$(1,484)	$(9,361)	$(11,253)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2003

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Net sales	$251,897	$88,556	$35,598	$(4,836)	$371,215

Operating expenses:
Costs of production	203,758	66,316	24,968	(4,836)	290,206
Selling, general and administrative	29,468	9,438	8,020		46,926
Depreciation and amortization of intangibles	14,163	5,388	1,853		21,404

	247,389	81,142	34,841	(4,836)	358,536

Operating income	4,508	7,414	757		12,679

Other expenses (income):
Interest expense, net	27,833	(6)	1,926		29,753
Other, net	(9,126)	12	2		(9,112)

	18,707	6	1,928		20,641

Equity in net income (loss) of subsidiaries	6,378			(6,378)
(Loss) income before income taxes	(7,821)	7,408	(1,171)	(6,378)	(7,962)
Income tax benefit	(1,976)	(4)	(137)		(2,117)

Net (loss) income	$(5,845)	$7,412	$(1,034)	$(6,378)	$(5,845)

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2004

In thousands	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
Cash Flows from Operating Activities	$32,109	$(8,938)	$(4,695)	$18,476

Cash Flows from Investing Activities:
Capital expenditures	(4,139)	(3,557)	(979)	(8,675)
Software development costs capitalized	(482)			(482)
Proceeds from sale of property, plant and equipment and divested assets	34		44	78

Net cash used in investing activities	(4,587)	(3,557)	(935)	(9,079)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	595		6,421	7,016
Repayments of long-term debt	(44)	(2)	(5)	(51)
Deferred financing costs	(9)			(9)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(14,382)	4,293		(10,089)
Other financing activities	(7,874)	8,282	(471)	(63)

Net cash (used in) provided by financing activities	(21,714)	12,573	5,945	(3,196)

Effect of exchange rate changes on cash			353	353

Net increase in cash and cash equivalents	5,808	78	668	6,554
Cash and cash equivalents at beginning of year	389	108	1,586	2,083

Cash and cash equivalents at end of period	$6,197	$186	$2,254	$8,637

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2003

In thousands	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
Cash Flows from Operating Activities	$(24,166)	$44,600	$990	$21,424

Cash Flows from Investing Activities:
Capital expenditures	(7,884)	(962)	(1,660)	(10,506)
Software development costs capitalized	(741)			(741)
Proceeds from sale of property, plant and equipment and divested assets	(111)		123	12

Net cash used in investing activities	(8,736)	(962)	(1,537)	(11,235)

Cash Flows from Financing Activities:
Net repayments under revolving credit facilities	6,416		930	7,346
Repayments of long-term debt	(700)	(43)	(12)	(755)
Deferred financing costs	(278)			(278)
Decrease in outstanding checks drawn on controlled disbursement accounts	(8,449)	(1,345)	(1,007)	(10,801)
Other financing activities	37,677	(37,445)	(632)	(400)

Net cash provided by (used in) financing activities	34,666	(38,833)	(721)	(4,888)

Effect of exchange rate changes on cash			120	120

Net increase (decrease) in cash and cash equivalents	1,764	4,805	(1,148)	5,421
Cash and cash equivalents at beginning of year	3,590	99	2,046	5,735

Cash and cash equivalents at end of period	$5,354	$4,904	$898	$11,156

15.   COMMITMENTS AND CONTINGENCIES

        Certain claims, suits and allegations that arise in the ordinary course of business and certain environmental claims have been filed or are pending against the Company. Management believes that all such matters in the aggregate would not have a material effect on the Company's consolidated financial statements.

        In 2002, Vertis received payments from a customer under a Bankruptcy proceeding classified as critical vendor payments (the "Payments"). These Payments totaled approximately $7 million. In February 2004, the United States Court of Appeals for the Seventh District upheld a lower court ruling reversing the order authorizing these Payments. The ruling did not however order the repayment of these Payments. It is currently unclear as to what, if anything, Vertis is likely to pay as a result of this decision. As a consequence of this decision, Vertis may be required to repay some or all of the Payments it received. Management is unable to determine at this stage the size of any such repayments, if any, or when they would be required to be made. Management has not made any provision for this possible contingency, which ranges from $0 to $7 million plus applicable interest, if any.

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

        Since the merger and recapitalization of Vertis Holdings and the Company in December of 1999, the Company has been, and continues to be, highly leveraged. In addition, the overall economy and specifically the advertising markets in which we operate have declined or experienced only moderate growth from 2001 through 2003. In this environment the Company has focused on cost reductions, cash management, strict capital discipline and revenue growth through product differentiation and new business development.

        In 2001, the advertising industry, including the advertising insert segment, experienced a year-over-year decline in advertising spending. In 2002, advertising spending grew at a modest 2% rate year-over-year, although still below historical growth rates dating back to 1990. In early 2003, the economic environment continued to decline as geopolitical events continued to affect consumer confidence. A substantial portion of our revenue is generated from customers in the retail industry, which have been particularly impacted by the recent challenging economic environment. These near-term trends in the advertising industry have had a negative impact on our performance. Although there is continued uncertainty regarding the prospects for an economic recovery, we believe advertising spending growth rates will gradually return to more normal levels as we progress throughout 2004.

        The most significant impact driving our operating results for the first quarter of 2004 was the strong performance by our North America segment. The insert and direct mail product lines posted volume gains partially offset by continued sluggish premedia demand. In Europe, premedia revenue and EBITDA were below the first quarter of 2003 largely due to lower volume. Across all units, solid cost management provided quarter-over-quarter EBITDA growth. A modest decline in pricing for advertising insert products is primarily due to ongoing competitive pricing pressures and changes in product mix to simpler products in an effort by retailers and other customers to reduce costs. The Company believes, however, this pressure is stabilizing. The Company expects to see a continuation of the volume growth in North America and a continuation of a more stable pricing environment, including the impacts of change in product mix. In our Europe segment, if overall market conditions and capacity utilization firm up, we expect results to improve. The decline in the business received from advertising agencies is expected to continue in 2004.

        Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs. These actions have resulted in the Company incurring approximately $102.1 million in restructuring charges since 2000.

        Liquidity continues to be a primary focus for the Company. As of March 31, 2004, the Company was in compliance with all of its covenants, financial or otherwise. The Company has approximately $65.4 million available to borrow under our revolving credit facility, its primary source of funds along with funds from operations. While we currently expect to be in compliance in future periods, if the uncertain economic conditions and margin pressures that have influenced our results in recent years continue, there can be no assurance that we will continue to meet these financial covenants. Based upon our latest projections, we believe we will be in compliance for the next twelve months.

        We refinanced approximately $700 million of our outstanding debt that existed as of December 31, 1999, and as a result we have renegotiated all of our financial covenants and eliminated all significant debt repayments until 2005 and beyond. This refinancing has allowed the Company to restructure the business and focus on improving operations. The Company may consider future refinancings or debt restructurings as determined by market conditions.

        Capital expenditures in the first quarter of 2004 decreased 19% from the spending for the same period in 2003. The first quarter 2004 expenditures amounted to approximately 22% of EBITDA as compared to 26% of EBITDA for the first quarter of 2003. The slight decline in capital spending is primarily due to the timing of expenditures. We still anticipate a modest increase in capital spending in the current year as compared to 2003.

        During 2002, Vertis received payments from a customer under an order of the bankruptcy court classified as critical vendor payments (the "Payments"). These Payments totaled approximately $7 million. On February 24, 2004, the United States Court of Appeals for the Seventh Circuit affirmed a lower court ruling reversing the order authorizing these Payments. The Seventh Circuit did not, however, issue an order for the repayment of these Payments. Rather, and more narrowly, the decision of the Seventh Circuit affirmed the lower court ruling that a proper factual record proving the need for the Payments had not been established, which may or may not provide a basis for the customer to recover any, some or all of the Payments. Additionally, the Company believes it has legitimate counterclaims and rights of set-off and currently intends to vigorously resist any such recovery proceedings. However, because of the uncertainties explained above management is unable to determine at this stage of the litigation the size of any such repayments, if any, or when they would be required to be made. We have not made any provisions for this possible contingency which ranges from $0 to $7 million plus applicable interest, if any.

        A large portion of the Company's revenue is generally seasonal in nature. However, our efforts to expand our other product lines as well as expand the market for our advertising inserts to year-round customers, have reduced the overall seasonality of our revenues. Of our full year 2003 net sales, 23.4% were generated in the first quarter, 23.8% in the second, 24.7% in the third and 28.1% in the fourth. Profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at full capacity during the fourth quarter holiday production season. On the other hand, lower volume negatively impacts margins since we are not able to fully leverage fixed depreciation and interest costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first.

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

Corporate Consolidation and Restructuring

        We began a new restructuring program in the third quarter of 2003, the execution of which is substantially complete as of March 31, 2004, and should be final by the end of the second quarter of 2004. This program includes the closure of facilities, some of which are associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. We expect the costs associated with the restructuring program to be an estimated $16.4 million (net of estimated sublease income of $6.3 million) of which approximately $3.0 million are non-cash costs. The Vertis Europe portion of the program was complete as of December 31, 2003.

        In the first quarter of 2004, Vertis North America recorded $0.7 million in severance costs due to headcount reductions of approximately 50 employees, and $0.2 million in facility closure costs. We expect to pay $4.9 million of the accrued restructuring costs during the next year and the remainder, approximately $5.5 million, by 2011.

        There were no restructuring costs in the first quarter of 2003.

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

        Also affecting the comparability of results from year-to-year, is the inclusion of a $10.1 million insurance recovery in the net loss for the three months ended March 31, 2003. This recovery represents a settlement to the legal proceeding arising from a life insurance policy which covered the former chairman of Vertis Holdings.

        You should consider all of these factors in reviewing the discussion of our operating results.

Results Of Operations

        The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows.

	Three months ended March 31,		Percentage of Sales
	2004	2003	2004	2003
	(in thousands)
Net sales	$387,486	$371,215	100.0%	100.0%

Costs of production	302,375	290,206	78.0%	78.2%
Selling, general and administrative	42,991	46,926	11.1%	12.6%
Restructuring charges	862		0.2%
Depreciation and amortization
of intangibles	19,069	21,404	5.0%	5.8%

Total operating costs	365,297	358,536	94.3%	96.6%

Operating income	22,189	12,679	5.7%	3.4%

Other data:
Cash flows provided by operating
activities	$18,476	$21,424
Cash flows used in investing activities	9,079	11,235
Cash flows used in financing activities	3,196	4,888
EBITDA	40,756	43,195	10.5%	11.6%

        EBITDA is included in this document as it is the primary measure we use to evaluate our performance. EBITDA, as we used it for this purpose, represents net (loss) income, plus

  •
  interest expense (net of interest income)

  •
  income tax expense (benefit), and

  •
  depreciation and amortization of intangibles.

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

	Three months ended March 31,
(in thousands)
	2004	2003
Net loss	$(11,253)	$(5,845)
Interest expense, net	32,717	29,753
Income tax expense (benefit)	223	(2,117)
Depreciation and amortization of intangibles	19,069	21,404

EBITDA	$40,756	$43,195

Results of Operations—Three months ended March 31, 2004 compared to three months ended March 31, 2003

Net Sales

        For the three months ended March 31, 2004, our consolidated net sales increased $16.3 million, or 4.4%, from $371.2 million in 2003 to $387.5 million in 2004. The increase reflects growth in our North America segment and the favorable impact of foreign currency translation. Additionally, changes in the cost of paper resulted in an increase in net sales of $6.0 million in our insert platform for the three months ended March 31, 2004. At Vertis North America, net sales increased $14.5 million, or 4.3% from $336.1 million to $350.6 million for the three months ended March 31, 2004. The increase in net sales was the result of:

  •
  An increase in pass-through costs consisting of paper, ink and contract services amounting to a combined $11.5 million including the aforementioned $6.0 million impact of higher paper costs in our insert platform.

  •
  Volume improvements, aggregating $6.3 million, which are largely the result of a 3% increase in insert volume and higher volumes in our sheet-fed direct mail business.

  •
  Sales volume from our TNN business unit totaling $2.8 million. This business unit was acquired June 2003, and accordingly, year-over-year comparisons are favorable for the first quarter of 2004.

  •
  A decline in net sales to advertising agency customers of $2.5 million which reflects the continued trend of advertising agencies electing to shift production in-house and general sluggish demand. We do not expect this trend in our business with advertising agencies to rebound.

  •
  An estimated $2.1 million decline in pricing of advertising insert products due to continued competitive price pressures. Generally, competitive price pressures exist in periods when advertisers reduce spending, as we have seen in the recent sluggish advertising environment. In addition, advertisers may change product types to reduce their overall cost of advertising, which will have a downward impact on our net sales. We believe pricing is stabilizing in the insert business.

  •
  Approximately $1.5 million decline in net sales from our advertising production capabilities and other items.

        At our Vertis Europe segment, for the three months ended March 31, 2004, net sales of $36.9 million were $1.8 million, or 5.1%, higher than 2003 net sales, which totaled $35.1 million. Results for the first quarter of 2004, were positively impacted by foreign exchange rate fluctuations in the amount of $4.7 million. Excluding the impact of foreign exchange rate fluctuations, Vertis Europe's net sales were down $2.9 million or 8.3%. The decline was largely due to weak demand in the premedia portion of the business. Premedia revenue has been negatively impacted by slower than expected account growth and the overall poor music industry, which has reduced demand for the premedia products and services we provide relative to that industry. Direct mail volume in Europe is up but pricing remains below 2003 levels due to industry wide excess capacity and changes to simpler product formats.

Operating Expenses (Income)

        For the three months ended March 31, 2004, our consolidated costs of production increased $12.2 million, or 4.2%, from $290.2 million in 2003 to $302.4 million in 2004 primarily attributable to a $12.2 million increase in the cost of paper consumed for the three months ended March 31, 2004 as compared to 2003. The increase in the cost of paper in the insert platform amounts to $6.0 million with the remainder of the increase due to volume growth.

        Selling, general and administrative expenses decreased $3.9 million, or 8.3%, from $46.9 million in 2003 to $43.0 million for the three months ended March 31, 2004. The decline was largely the result of lower staffing-related costs and includes the benefits of our restructuring activities. In 2004, selling, general and administrative expenses as a percentage of net sales were 11.1% for the three months ended March 31, 2004 which represents a 1.5 percentage point decrease versus the comparable 2003 period of 12.6%.

        Restructuring charges for the three months ended March 31, 2004 totaled $0.9 million. Vertis North America recorded $0.7 million in severance costs due to headcount reductions of approximately 50 employees, and $0.2 million in facility closure costs. There were no restructuring costs recorded in March 2003.

        Operating income amounted to $22.2 million for the three months ended March 31, 2004, an increase of $9.5 million, or 74.8% compared to operating income of $12.7 million in the comparable 2003 period. The improvements in operating income are attributable to the noted increase in net sales, the reduction in costs and a $2.3 million decrease in depreciation and amortization expense. As a percentage of net sales, operating income increased 2.3 percentage points to 5.7% for the three months ended March 31, 2004 as compared to 3.4% in 2003.

Other Expenses (Income)

        Interest expense, net increased $3.0 million in the quarter ended March 31, 2004 as compared to 2003, due to the interest associated with the issuance of the 9 3/4% notes in June 2003, offset by the decrease in interest expense due to the payments on the revolving credit facility and the outstanding term loans related to that issuance.

        Other, net decreased by $9.6 million in the current year, from $9.1 million of income in the three months ended March 31, 2003 to $0.5 million of expense in the comparable 2004 period. This decrease is primarily due to a $10.1 million insurance recovery received in 2003 from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc., partially offset by a decline in the loss on sale of fixed assets of $0.4 million when comparing the first quarter of 2004 to 2003 (see Note 12 to our condensed consolidated financial statements included in this document).

Net Loss

        Net loss for the three months ended March 31, 2004 was $11.3 million, an increase in net loss of $5.5 million, or 94.8%, compared to a net loss of $5.8 million for the three months ended March 31, 2003. Included in the 2003 net loss is a $10.1 million insurance recovery. Excluding this insurance recovery, net loss decreased $4.6 million from 2003. The decrease in net loss is a result of the aforementioned changes in net sales and costs.

Segment Performance

        Set forth below is a discussion of the performance of our business segments based on EBITDA, which is the measure reported to our chief operating decision makers for the purpose of assessing the performance of the segment. A tabular reconciliation of segment EBITDA to the directly comparable consolidated GAAP measure, net (loss) income, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information", is contained in the notes to our consolidated financial statements included elsewhere herein.

        At Vertis North America, EBITDA amounted to $41.5 million for the three months ended March 31, 2004, an increase of $8.4 million, or 25.4%, compared to $33.1 million in the comparable

2003 period. The increase reflects the volume growth in our inserts and direct mail businesses and lower costs. Partially offsetting these positive influences were lower premedia volume and a modest decline in pricing, including the impacts of product mix, in our insert platform. The Company believes pricing is stabilizing.

        At Vertis Europe, EBITDA of $1.3 million for the three months ended March 31, 2004, represents a decrease of $1.3 million, or 50.0%, as compared to EBITDA of $2.6 million in the comparable prior year. The decrease reflects the poor conditions in our premedia businesses in Europe, largely the result of slower than expected account growth and the overall poor music industry, which has reduced demand for the premedia products and services we provide relative to that industry.

Liquidity and Capital Resources

Sources of Funds

        We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

        We believe that the facilities in place, as well as our cash flows, will be sufficient to meet operational needs (including capital expenditures and restructuring costs) for the next twelve months and beyond. At March 31, 2004, we had approximately $65.4 million available to borrow under our revolving credit facility. There can be no assurance, however, that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt. In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

        Items that could impact our liquidity are described below.

Contractual Obligations

        The following table discloses aggregate information about our contractual obligations as of March 31, 2004 and the periods in which payments are due:

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(In thousands)
Long-term debt	$1,061,825	$28	$89,533		$972,264
Operating leases	130,706	32,976	46,693	$23,083	27,954

Total contractual cash obligations	$1,192,531	$33,004	$136,226	$23,083	$1,000,218

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

Debt Financing

        In 2003, we issued $350.0 million of senior secured second lien notes with an interest rate of 9 3/4% (the "9 3/4% notes") and maturity date of April 1, 2009. After deducting the initial purchasers discount and transaction expenses, the net proceeds received by us from the sale of these notes were $330.3 million. We used these net proceeds to pay off $267.9 million remaining on the term loans outstanding under our senior credit facility and $62.4 million of our revolving credit facility.

        In 2002, we had also issued $350.0 million of 10 7/8% senior unsecured notes (the "10 7/8% notes") with a maturity date of June 15, 2009.

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

        The existing ratio requirements under our debt agreements are as follows: The consolidated net interest coverage ratio is the ratio of EBITDA to net interest expense, which is required to be, at a minimum, 1.50 to 1.00. At March 31, 2004, our net interest coverage ratio is calculated as 1.59 to 1.00. The leverage ratio is the ratio of consolidated debt to EBITDA, which must not exceed 6.50 to 1.00. At March 31, 2004, our leverage ratio is calculated as 6.16 to 1.00. The senior secured leverage ratio is the ratio of senior secured debt to EBITDA, which must not exceed 2.00 to 1.00. Our senior secured leverage ratio, as calculated at March 31, 2004, is 1.11 to 1.00. The amounts of EBITDA and net interest expense used in the preceding ratio calculations are not equivalent to the amounts included in this document, but rather are amounts calculated as set forth in the senior credit facility agreement. The agreement also sets forth that the net interest coverage ratio and the leverage ratio decline over time. The changes in the ratio requirements are summarized, as follows:

Changes in Financial Ratios Requirements	Quarter Ended,
(in thousands)	December 31, 2004	March 31, 2005	December 31, 2005	March 31, 2006	December 31, 2006	March 31, 2007	June 30, 2007 and thereafter
Leverage ratio	6.25 to 1.00	6.00 to 1.00	6.00 to 1.00	5.75 to 1.00	5.50 to 1.00	5.25 to 1.00	5.00 to 1.00
Net interest coverage ratio	1.50 to 1.00	1.50 to 1.00	1.60 to 1.00	1.60 to 1.00	1.60 to 1.00	1.70 to 1.00	1.70 to 1.00

        Our net interest coverage ratio must not be less than the required ratio at the end of any quarter as specified above. The leverage ratio must not exceed the required ratio at any time during a fiscal quarter as specified above. The required senior secured leverage ratio remains the same throughout the remainder of the term of the debt agreements. If we are unable to maintain these financial ratios, the bank lenders could require us to repay any amounts owing under the senior credit facility. At March 31, 2004, we were in compliance with our debt covenants.

        While we currently expect to be in compliance in future periods, if the uncertain economic conditions and margin pressures that have influenced our results in recent years continue, there can be no assurance that these financial covenants will continue to be met. Based upon the latest projections for the balance of 2004, we believe we will be in compliance in the current year. For further information on our long-term debt, see Note 9 to the consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

        In December 2002, we entered into a three-year agreement (the "A/R Facility"), terminating in December 2005, to sell substantially all trade accounts receivables generated by subsidiaries in the U.S. through the issuance of $130.0 million variable rate trade receivable backed notes.

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $0.8 million and $0.9 million in the three months ended March 31, 2004 and 2003, respectively. These proceeds are fully offset by servicing costs.

        At March 31, 2004 and December 31, 2003, accounts receivable of $114.9 million and $122.5 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable. At March 31, 2004 and December 31, 2003, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $41.6 million and $53.2 million, respectively, which is included in Accounts receivable, net on the balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $364.9 million and $336.5 million in the first quarter of 2004 and 2003, respectively.

        Fees for the program under the facilities vary based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 90 basis points. The loss on sale, which approximated fees, totaled $0.6 million in the first quarter of 2004 and $0.7 million in the first quarter of 2003, and is included in Other, net.

        We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

        Our current liabilities exceeded current assets by $52.1 million at March 31, 2004 and by $60.6 million at December 31, 2003. This represents an increase in working capital of $8.5 million for the three months ended March 31, 2004. The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility. We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility. After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables. Therefore, if we add back the accounts receivable of $114.9 million and $122.5 million sold under the A/R Facility as of March 31, 2004 and December 31, 2003, respectively, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at March 31, 2004 and December 31, 2003 would have been $62.8 million and $61.9 million, respectively. The ratio of current assets to current liabilities as of March 31, 2004 was 0.83 to 1 (1.21 to 1, excluding the impact of the A/R Facility) compared to 0.81 to 1 as of December 31, 2003 (1.19 to 1, excluding the impact of the A/R Facility).

        The increase in working capital was due primarily to fluctuations in operating assets and liabilities, mainly accounts receivable and accounts payable, offset by an increase in accrued interest as interest on the majority of our debt was paid in the fourth quarter of 2003 and does not come due again until April and June of the current year.

Summary of Cash Flows

Cash Flows from Operating Activities

        Net cash provided by operating activities in the first quarter of 2004 decreased by $2.9 million from the comparable 2003 level. Adjusted for the increase (decrease) in outstanding checks drawn on controlled disbursement accounts, which are classified as a financing activity, net cash provided by operating activities decreased $2.2 million in 2004. This is a result of an increase in net loss, primarily due to $10.1 million of insurance proceeds received in 2003, offset by the timing of payments and collection of receivables.

Cash Flows from Investing Activities

        Net cash used for investing activities in the first quarter of 2004 decreased by $2.2 million from the 2003 level, primarily due to a decrease in capital spending related to the timing of expenditures.

Cash Flows from Financing Activities

        Net cash used in financing activities decreased $1.7 million in the first quarter of 2004 as compared to 2003. The amount of cash used in financing activities reflects the relative levels of cash provided by operating activities and capital expenditures in the respective quarters ended March 31.

Other Factors

        We have approximately $306.3 million of federal net operating losses available to carry forward as of December 31, 2003. These carryforwards expire beginning in 2005 through 2024. In 2003, we established an additional valuation allowance of $67.4 million against more than half of our tax benefit carryforwards. The valuation allowance reserves a portion of the net operating losses and tax credit carryforwards that may not be offset by reversing taxable temporary differences. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. No additional tax benefit was recorded in the first quarter of 2004.

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

Quantitative Information

        At March 31, 2004, 17.4% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable).

        If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended March 31, 2004 by approximately $1.1 million.

        For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at March 31, 2004 and does not provide for changes in borrowings that may occur in the future.

Item 4. CONTROLS AND PROCEDURES

        We have carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2004. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 5. OTHER INFORMATION

Forward Looking Statements

        We have included in this quarterly report on Form 10-Q, and from time to time our management may make, statements which may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You may find discussions containing such forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this quarterly report generally. In addition, when used in this quarterly report, the words "believes," "anticipates," "expects," "estimates," "plans," "projects," "intends" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to those discussed in our annual report on Form 10-K dated March 5, 2004, under "Certain Factors That May Affect Our Business" as well as:

  •
  general economic and business conditions in the United States, the United Kingdom and other countries;

  •
  changes in the advertising, marketing and information services markets;

  •
  the financial condition of our customers;

  •
  the possibility of future terrorist activities or the continuation or escalation of hostilities in the Middle East or elsewhere;

  •
  our ability to execute key strategies;

  •
  actions by our competitors

  •
  the effects of supplier price fluctuations on our operations, including fluctuations in the price of raw materials we use;

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Exhibit 31.1    Certification of Donald E. Roland, Chief Executive Officer, dated April 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 31.2    Certification of Dean D. Durbin, Chief Financial Officer, dated April 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 32.1    Certification of the Donald E. Roland, Chief Executive Officer, dated April 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Exhibit 32.2    Certification of Dean D. Durbin, Chief Financial Officer, dated April 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

        On February 19, 2004, Vertis, Inc. filed a Current Report on Form 8-K reporting its earnings for the three and twelve months ended December 31, 2003.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.
/s/ DONALD E. ROLAND
Donald E. Roland, Chairman, President and Chief Executive Officer
/s/ DEAN D. DURBIN
Dean D. Durbin Chief Financial Officer
Date: April 30, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Donald E. Roland, Chief Executive Officer, dated April 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dean D. Durbin, Chief Financial Officer, dated April 30, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Donald E. Roland, Chief Executive Officer, April 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Dean D. Durbin, Chief Financial Officer, dated April 30, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

INDEX
PART 1—FINANCIAL INFORMATION
Vertis, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidating Balance Sheet at March 31, 2004
Condensed Consolidating Balance Sheet at December 31, 2003
Condensed Consolidating Statement of Operations Three months ended March 31, 2004
Condensed Consolidating Statement of Operations Three months ended March 31, 2003
Condensed Consolidating Statement of Cash Flows Three months ended March 31, 2004
Condensed Consolidating Statement of Cash Flows Three months ended March 31, 2003
PART II—OTHER INFORMATION
Forward Looking Statements
Signatures
EXHIBIT INDEX