Form 10-Q
period 2004-06-30
VERTIS INC
filed 2004-08-02
CIK 1178717

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
or
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

INDEX

		Page
Part I—Financial Information
Item 1. Unaudited Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	3
	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2004 and 2003	4
	Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2004 and 2003	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	34
Item 4.
	Controls and Procedures	35
Part II—Other Information
Item 1.
	Legal Proceedings	36
Item 5.
	Other Information	36
Item 6.
	Exhibits and Reports on Form 8-K	37
Signatures		38

PART 1—FINANCIAL INFORMATION

Item 1.    UNAUDITED FINANCIAL STATEMENTS

Vertis, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In thousands, except per share amounts

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,721	$2,083
Accounts receivable, net	176,860	183,775
Inventories	37,413	39,640
Maintenance parts	20,937	20,727
Prepaid expenses and other current assets	17,826	20,351

Total current assets	262,757	266,576
Property, plant and equipment, net	390,347	401,820
Goodwill	356,167	353,496
Investments	74,719	73,967
Deferred financing costs, net	26,998	30,921
Other assets, net	20,630	20,718

Total assets	$1,131,618	$1,147,498

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$210,854	$233,436
Compensation and benefits payable	35,500	34,931
Accrued interest	15,136	16,369
Accrued income taxes	5,952	5,139
Current portion of long-term debt	10	73
Other current liabilities	27,939	37,234

Total current liabilities	295,391	327,182
Due to parent	7,519	7,457
Long-term debt, net of current portion	1,089,257	1,051,877
Deferred income taxes	68,319	66,790
Other long-term liabilities	34,684	36,390

Total liabilities	1,495,170	1,489,696

Stockholder's deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	408,964	408,964
Accumulated deficit	(766,086)	(742,512)
Accumulated other comprehensive loss	(6,430)	(8,650)

Total stockholder's deficit	(363,552)	(342,198)

Total liabilities and stockholder's deficit	$1,131,618	$1,147,498

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

	Three Months Ended June 30,
	2004	2003
	(Unaudited)
Net sales	$396,910	$377,348

Operating expenses:
Costs of production	308,890	293,073
Selling, general and administrative	45,502	43,344
Restructuring charges	1,897
Depreciation and amortization of intangibles	18,321	21,060

	374,610	357,477

Operating income	22,300	19,871

Other expenses (income):
Interest expense, net	32,760	41,044
Other, net	824	1,726

	33,584	42,770

Loss before income tax expense	(11,284)	(22,899)
Income tax expense	362	49,012

Net loss	$(11,646)	$(71,911)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Net sales	$784,396	$748,563

Operating expenses:
Costs of production	611,265	583,279
Selling, general and administrative	88,493	90,270
Restructuring charges	2,759
Depreciation and amortization of intangibles	37,390	42,464

	739,907	716,013

Operating income	44,489	32,550

Other expenses (income):
Interest expense, net	65,477	70,797
Other, net	1,326	(7,386)

	66,803	63,411

Loss before income tax expense	(22,314)	(30,861)
Income tax expense	585	46,895

Net loss	$(22,899)	$(77,756)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
In thousands

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(22,899)	$(77,756)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	37,390	42,464
Amortization of deferred financing costs	3,916	4,270
Write-off of deferred financing fees		10,958
Restructuring charges	2,759
Deferred income taxes		49,459
Other non-cash income and expense, net	3,017	2,770
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,397	29,990
Decrease in inventories	2,165	1,667
Decrease in prepaid expenses and other assets	2,332	7,243
Decrease in accounts payable and other liabilities	(35,824)	(3,760)

Net cash (used in) provided by operating activities	(1,747)	67,305

Cash Flows from Investing Activities:
Capital expenditures	(25,003)	(12,679)
Software development costs capitalized	(974)	(1,517)
Proceeds from sale of property, plant and equipment	287	524
Acquisition of business, net of cash acquired		(57)

Net cash used in investing activities	(25,690)	(13,729)

Cash Flows from Financing Activities:
Issuance of long-term debt		340,714
Net borrowings under (repayments of) revolving credit facilities	34,308	(50,834)
Repayments of long-term debt	(84)	(309,714)
Deferred financing costs	(9)	(11,441)
Increase (decrease) in outstanding checks drawn on controlled disbursement accounts	487	(3,628)
Other financing activities	62	(364)

Net cash provided by (used in) financing activities	34,764	(35,267)

Effect of exchange rate changes on cash	311	1,001

Net increase in cash and cash equivalents	7,638	19,310
Cash and cash equivalents at beginning of year	2,083	5,735

Cash and cash equivalents at end of period	$9,721	$25,045

Supplemental Cash Flow Information:
Interest paid	$61,263	$60,527

Income taxes paid	$851	$1,046

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

        The difference between net loss and total comprehensive loss is comprised of foreign currency translation in 2004 and 2003, as well as fair value of interest rate swap adjustments in 2003. These items amounted to $2.2 million and $3.9 million of income for the six months ended June 30, 2004 and 2003, respectively.

2.     RESTRUCTURING

        The Company began a restructuring program in the U.S. and the U.K. in the third quarter of 2003, the execution of which is substantially complete as of June 30, 2004. This program includes the closure of facilities, some of which are associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. The Company expects the costs associated with the restructuring program to be an estimated $16.7 million (net of estimated sublease income of $6.4 million) of which approximately $3.0 million are non-cash costs. The Vertis Europe portion of this restructuring program was complete as of December 31, 2003.

        In the six months ended June 30, 2004, Vertis North America recorded $0.7 million in severance costs due to headcount reductions of approximately 50 employees, and $0.5 million in facility closure costs. There were no restructuring costs recorded in the first six months of 2003.

        Vertis Europe began a new restructuring program in the second quarter of 2004 that includes planned staffing reductions totaling approximately 180 employees. This program is expected to be complete by the first quarter of 2005, with an estimated total cost of $1.9 million. As of June 30, 2004, 158 employees had been terminated with a severance cost of $1.5 million.

        The significant components of restructuring charges were as follows:

	Severance and Related Costs	Facility Closing Costs	Other Costs	Total
	(in thousands)
Accrued balance at December 31, 2003	$1,456	$9,758	$565	$11,779
Restructuring charges in the six months ended June 2004	2,204	512	43	2,759
Restructuring payments in the six months ended June 2004	(2,159)	(2,245)	(268)	(4,672)

Accrued balance at June 30, 2004	$1,501	$8,025	$340	$9,866

        The Company expects to pay approximately $5.5 million of the accrued restructuring costs during the next twelve months, and the remainder, approximately $4.4 million, by 2011.

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

	Six months ended June 30,
	2004	2003
	(In thousands)
Net sales	$784,396	$753,720
Net loss	(22,899)	(77,969)

5.     ACCOUNTS RECEIVABLE

        In December 2002, the Company entered into a three-year agreement (the "A/R Facility"), terminating November 30, 2005, to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. through the issuance of $130.0 million of variable rate trade receivable backed certificates.

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $1.6 million in both the six months ended June 30, 2004 and 2003, respectively. These proceeds are fully offset by servicing costs.

        At June 30, 2004 and December 31, 2003, accounts receivable of $111.1 million and $122.5 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable. At June 30, 2004 and December 31, 2003, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $44.4 million and $53.2 million, respectively, which is included in Accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $735.4 million and $715.5 million in the first six months of 2004 and 2003, respectively.

        Fees for the program under the facility vary based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 90 basis points. The loss on sale, which approximated the fees, totaled $1.3 million and $1.4 million for the six months ended June 30, 2004 and 2003, respectively, and is included in Other, net.

6.     INVENTORIES

        Inventories consisted of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Paper	$23,634	$24,468
Work in process	5,377	6,146
Ink and chemicals	3,069	3,714
Other	5,333	5,312

	$37,413	$39,640

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

  •
  Vertis Europe—provides European customers, principally in the United Kingdom, with most of the same products and services offered in North America.

        Following is information regarding the Company's segments:

		Three months ended June 30,		Six months ended June 30,
		2004	2003	2004	2003
		(in thousands)
Net sales	Vertis North America	$360,826	$342,282	$711,444	$678,419
	Vertis Europe	36,084	35,066	72,952	70,144

	Consolidated	$396,910	$377,348	$784,396	$748,563

EBITDA	Vertis North America	$41,843	$38,426	$83,324	$71,497
	Vertis Europe	509	2,589	1,778	5,150
	General Corporate	(2,555)	(1,810)	(4,549)	5,753

	Consolidated EBITDA	39,797	39,205	80,553	82,400
	Depreciation and amortization of intangibles	18,321	21,060	37,390	42,464
	Interest expense, net	32,760	41,044	65,477	70,797
	Income tax expense	362	49,012	585	46,895

	Consolidated Net Loss	$(11,646)	$(71,911)	$(22,899)	$(77,756)

Depreciation and	Vertis North America	$16,553	$19,245	$33,743	$38,822
Amortization of	Vertis Europe	1,768	1,815	3,647	3,642

Intangibles	Consolidated	$18,321	$21,060	$37,390	$42,464

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

        In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132R"). This standard prescribes employers' disclosures about pension plans and other postretirement benefits plans, but does not change the measurement of recognition of those plans. SFAS No. 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. For public companies, SFAS No. 132R is generally effective for fiscal years ending after December 15, 2003. The Company has adopted the provisions of this statement (see Note 10).

9.     LONG -TERM DEBT

        Long-term debt consisted of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Revolving credit facility	$115,990	$80,570
9 3/4% senior secured second lien notes	342,439	341,643
10 7/8% senior unsecured notes	348,221	348,042
13 1/2% senior subordinated credit facility	10,187	70,924
13 1/2% senior subordinated notes	272,407	210,665
Other notes	23	106

	1,089,267	1,051,950
Current portion	(10)	(73)

	$1,089,257	$1,051,877

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

        In June 2003, the Company issued $350 million of senior secured second lien notes with an interest rate of 9 3/4% and a maturity date of April 1, 2009 (the "9 3/4% notes"). The notes pay interest semi-annually on April 1 and October 1 of each year. After deducting the initial purchasers discount and transaction expenses, the net proceeds received by the Company were $330.3 million. The Company used these net proceeds to pay off $267.9 million remaining in term loans outstanding in 2003 and $62.4 million of the Credit Facility. In connection with the payoff of the term loans, the interest rate swap agreement, which was attached to the term loans and converted a portion of variable debt to a fixed rate basis, became an ineffective cash flow hedge. At this time, the remaining fair market value of the agreement, which was previously recorded in stockholders' deficit as a component of other comprehensive income and approximated $1.1 million, was expensed in Other, net in the six months ended June 30, 2003.

        In 2002, the Company issued $350 million of senior unsecured notes with an interest rate of 10 7/8% and maturity date of June 15, 2009 (the "10 7/8% notes"). The notes pay interest semi-annually on June 15 and December 15 of each year.

        The Company's senior subordinated credit facility is a term loan, which expires on December 7, 2009. The interest rate of the term notes representing this term loan is 13 1/2%. Pursuant to the senior subordinated credit facility, the Company issued an aggregate $272.4 million of 13 1/2% senior subordinated notes due December 7, 2009 (the "Exchange Notes") in 2003 and 2004 in exchange for the term notes held by the holders requesting the exchange. The remaining $21.1 million of outstanding term notes, excluding the discount, can be exchanged at the election of the holder in accordance with the senior subordinated credit facility. The Exchange Notes pay interest semi-annually on June 1 and December 1 of each year.

        The Credit Facility, the senior subordinated credit facility, the 10 7/8% notes, the 9 3/4% notes and the Exchange Notes contain customary covenants including restrictions on capital expenditures, dividends, and investments. In particular, these debt instruments all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of the Company or the capital stock of its restricted subsidiaries. Substantially all of the Company's assets are pledged as collateral for the outstanding debt under the Credit Facility, as well as the Company's other long-term debt. All of the Company's debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility agreement has provisions requiring prepayment from the proceeds of issuances of debt and equity securities, and financial covenants that require us to maintain specified financial ratios as follows. The consolidated net interest coverage ratio is the ratio of EBITDA to net interest expense, which is required to be, at a minimum, 1.50 to 1.00. At June 30, 2004, the Company's net interest coverage ratio is calculated as 1.55 to 1.00. The leverage ratio is the ratio of consolidated debt to EBITDA, which must not exceed 6.50 to 1.00. At June 30, 2004, the Company's leverage ratio is calculated as 6.31 to 1.00. The senior secured leverage ratio is the ratio of senior secured debt to EBITDA, which must not exceed 2.00 to 1.00. The Company's senior secured leverage ratio, as calculated at June 30, 2004, is 1.30 to 1.00. The amounts of EBITDA and net interest expense used in the preceding ratio calculations are not equivalent to the amounts included in these financial statements, but rather are amounts calculated as set forth in the Credit Facility. If the Company is unable to maintain these financial ratios, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. At June 30, 2004, the Company was in compliance with its debt covenants.

10.   RETIREMENT PLANS

        The following table provides the components of net periodic benefit cost for the Company's defined benefit plans, including pension and supplemental executive retirement plans, for the three and six months ended June 30, 2004 and 2003.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Service cost	$181	$174	$362	$349
Interest cost	569	554	1,137	1,108
Expected return on plan assets	(267)	(297)	(534)	(594)
Amortization of prior service costs	58	180	116	361
Amortization of net loss	188	303	376	606

Net periodic benefit cost	$729	$914	$1,457	$1,830

        The Company made contributions of $0.7 million to its pension plans in the first six months of 2004. As previously disclosed in its consolidated financial statements for the year ended December 31, 2003, the Company expects to contribute approximately $3 million to its pension plans in 2004.

11.   VERTIS HOLDINGS STOCK AWARD AND INCENTIVE PLAN

        Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the "Stock Plan"), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. On April 6, 2004, the Company extended an offer to all eligible U.S.-based employees holding options under the Stock Plan the opportunity to exchange their outstanding eligible options for restricted common stock on a 4 for 1 basis. The restricted stock will vest immediately prior to a liquidity event, generally defined as a public offering of our common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities. Of the 782,484 eligible Vertis Holdings options, 774,866 were exchanged. Pursuant to the exchange offer, on June 7, 2004 Vertis Holdings issued 193,739 restricted shares of stock. Additionally, 2,500 restricted shares were issued to a director of Vertis. Upon issuance, unearned compensation was charged to stockholders' equity on Vertis Holdings balance sheet for the fair value of the restricted stock as determined by an independent valuation.

        On June 14, 2004, the Company extended an offer to all eligible U.K.-based employees holding options under the Stock Plan the opportunity to exchange their outstanding eligible options for Nil Cost Options on a 4 for 1 basis. The Nil Cost Options give the holder a right to purchase shares of common stock subject to a nominal fee of £1. The Nil Cost Options will vest immediately prior to a liquidity event, as defined above. There are 42,785 Vertis Holdings options eligible to be exchanged. The offer expired on July 19, 2004, and 28,499 options were elected to be exchanged.

        The Company accounts for the Stock Plan under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income. Due to the uncertainty of the timing of a liquidity event, which would trigger the vesting of the restricted stock, and the fact that the number of shares that will actually vest is unknown, compensation expense will not be recorded until a liquidity event takes place, or an event is more probable of occurring. For the 7,618 options not exchanged under the U.S. exchange offer and the 42,785 U.K. options still outstanding as the exchange is not yet effective for those options elected to be exchanged, variable accounting will apply.

        The following table summarizes the effect of accounting for the 50,403 stock option awards outstanding at June 30, 2004, as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," had been applied.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net loss:
As reported	$(11,646)	$(71,911)	$(22,899)	$(77,756)
Deduct: total stock-based compensation determined under the fair value based method for all awards, net of tax	(29)	(285)	(63)	(569)

Pro forma	$(11,675)	$(72,196)	$(22,962)	$(78,325)

12.   INTEREST EXPENSE, NET

        Interest expense, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Interest expense	$30,862	$28,010	$61,655	$55,675
Amortization of deferred financing fees	1,952	2,159	3,916	4,270
Write-off of deferred financing fees		10,958		10,958
Interest income	(54)	(83)	(94)	(106)

	$32,760	$41,044	$65,477	$70,797

        In June 2003, the Company fully amortized deferred financing fees of $11.0 million in connection with the retirement of the term loans (see Note 9).

13.   OTHER, NET

        Other, net for the six months ended June 30, 2004 consists primarily of $1.3 million in fees associated with the A/R Facility (see Note 5), $0.5 million in bank commitment fees and $0.2 million in losses on the sale of property, plant and equipment, offset by $0.7 million in income earned on investments accounted for as leveraged leases.

        Other, net for the six months ended June 30, 2003 consists primarily of a $10.1 million recovery from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings and $0.8 million in income earned on investments accounted for as leveraged leases. Offsetting this income are $1.4 million in fees associated with the A/R Facility (see Note 5), a $1.1 million adjustment to record the change in the interest rate swap agreement (see Note 9), $0.5 million on the sale of property, plant and equipment and $0.5 million in miscellaneous charges.

14.   INCOME TAXES

        The Company had approximately $306.3 million of net operating losses available to carryforward as of December 31, 2003. These carryforwards expire beginning in 2005 through 2024. During 2003, the Company established an additional valuation allowance of $67.4 million, $48.8 million of which was recorded as of June 30, 2003, against its deferred tax assets. The valuation allowance reserves the net operating losses and tax credit carryovers that may not be offset by reversing taxable temporary differences. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. No additional tax benefit was recorded by the Company in the first six months of 2004.

15.   GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        The Company has senior notes (see Note 9), which are general unsecured obligations of Vertis, Inc., and guaranteed by certain of Vertis, Inc.'s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of June 30, 2004 and December 31, 2003, for the three months ended June 30, 2004 and 2003, and for the six months ended June 30, 2004 and 2003 are included for (a) Vertis, Inc. (the "Parent") on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet at June 30, 2004

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$1,992	$420	$7,309		$9,721
Accounts receivable, net	127,013	18,661	31,186		176,860
Inventories	27,179	8,221	2,013		37,413
Maintenance parts	17,645	3,292			20,937
Deferred income taxes
Prepaid expenses and other current assets	13,071		4,755		17,826

Total current assets	186,900	30,594	45,263		262,757
Intercompany receivable	56,527			$(56,527)
Investments in subsidiaries	154,359	55,199		(209,558)
Property, plant and equipment, net	274,869	95,599	19,879		390,347
Goodwill	201,489	48,625	106,053		356,167
Investments			74,719		74,719
Deferred financing costs, net	26,924		74		26,998
Other assets, net	19,833	698	99		20,630

Total Assets	$920,901	$230,715	$246,087	$(266,085)	$1,131,618

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$181,188	$14,294	$15,372		$210,854
Compensation and benefits payable	25,783	9,303	414		35,500
Accrued interest	13,986		1,150		15,136
Accrued income taxes	7,058	(198)	(908)		5,952
Current portion of long-term debt			10		10
Other current liabilities	15,347	3,136	9,456		27,939

Total current liabilities	243,362	26,535	25,494		295,391
Due to parent		35,715	28,331	$(56,527)	7,519
Long-term debt, net of current portion	1,005,774		83,483		1,089,257
Deferred income taxes	67,590		729		68,319
Other long-term liabilities	34,451	193	40		34,684

Total liabilities	1,351,177	62,443	138,077	(56,527)	1,495,170
Stockholder's (deficit) equity	(430,276)	168,272	108,010	(209,558)	(363,552)

Total Liabilities and Stockholder's (Deficit) Equity	$920,901	$230,715	$246,087	$(266,085)	$1,131,618

Condensed Consolidating Balance Sheet at December 31, 2003

	Parent	Guarantor Companies	Non-Guarantor Companies	Elim- inations	Consol- idated
	In thousands
ASSETS
Current Assets:
Cash and cash equivalents	$389	$108	$1,586		$2,083
Accounts receivable, net	132,531	20,086	31,158		183,775
Inventories	26,227	11,607	1,806		39,640
Maintenance parts	17,456	3,271			20,727
Deferred income taxes
Prepaid expenses and other current assets	13,953	1,131	5,267		20,351

Total current assets	190,556	36,203	39,817		266,576
Intercompany receivable	54,216			$(54,216)
Investments in subsidiaries	154,349	55,199		(209,548)
Property, plant and equipment, net	281,275	99,887	20,658		401,820
Goodwill	201,489	48,625	103,382		353,496
Investments			73,967		73,967
Deferred financing costs, net	30,829		92		30,921
Other assets, net	19,912	772	34		20,718

Total Assets	$932,626	$240,686	$237,950	$(263,764)	$1,147,498

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$183,511	$36,137	$13,788		$233,436
Compensation and benefits payable	25,274	9,288	369		34,931
Accrued interest	15,384		985		16,369
Accrued income taxes	7,097	(192)	(1,766)		5,139
Current portion of long-term debt	73				73
Other current liabilities	17,263	7,266	12,705		37,234

Total current liabilities	248,602	52,499	26,081		327,182
Due to parent		32,989	28,684	$(54,216)	7,457
Long-term debt, net of current portion	979,224		72,653		1,051,877
Deferred income taxes	69,437	(2,704)	57		66,790
Other long-term liabilities	27,392	8,843	155		36,390

Total liabilities	1,324,655	91,627	127,630	(54,216)	1,489,696
Stockholder's (deficit) equity	(392,029)	149,059	110,320	(209,548)	(342,198)

Total Liabilities and Stockholder's (Deficit) Equity	$932,626	$240,686	$237,950	$(263,764)	$1,147,498

Condensed Consolidating Statement of Operations

Three months ended June 30, 2004

	Parent	Guarantor Companies	Non-Guarantor Companies	Elim- inations	Consol- idated
	In thousands
Net sales	$279,101	$84,415	$37,121	$(3,727)	$396,910

Operating expenses:
Costs of production	222,274	63,902	26,441	(3,727)	308,890
Selling, general and administrative	29,713	7,449	8,340		45,502
Restructuring charges	44	317	1,536		1,897
Depreciation and amortization of intangibles	11,914	4,616	1,791		18,321

	263,945	76,284	38,108	(3,727)	374,610

Operating income (loss)	15,156	8,131	(987)		22,300

Other expenses (income):
Interest expense, net	31,176		1,584		32,760
Other, net	1,179	7	(362)		824

	32,355	7	1,222		33,584

Equity in net income (loss) of subsidiaries	5,753			(5,753)
(Loss) income before income taxes	(11,446)	8,124	(2,209)	(5,753)	(11,284)
Income tax expense (benefit)	200	(4)	166		362

Net (loss) income	$(11,646)	$8,128	$(2,375)	$(5,753)	$(11,646)

Condensed Consolidating Statement of Operations

Three months ended June 30, 2003

	Parent	Guarantor Companies	Non-Guarantor Companies	Elim- inations	Consol- idated
	In thousands
Net sales	$264,166	$82,880	$35,781	$(5,479)	$377,348

Operating expenses:
Costs of production	210,298	63,134	25,120	(5,479)	293,073
Selling, general and administrative	26,446	8,940	7,958		43,344
Depreciation and amortization of intangibles	13,943	5,276	1,841		21,060

	250,687	77,350	34,919	(5,479)	357,477

Operating income	13,479	5,530	862		19,871

Other expenses (income):
Interest expense, net	39,375	(3)	1,672		41,044
Other, net	1,716	10			1,726

	41,091	7	1,672		42,770

Equity in net income (loss) of subsidiaries	4,123			(4,123)
(Loss) income before income taxes	(23,489)	5,523	(810)	(4,123)	(22,899)
Income tax expense (benefit)	48,422	(4)	594		49,012

Net (loss) income	$(71,911)	$5,527	$(1,404)	$(4,123)	$(71,911)

Condensed Consolidating Statement of Operations

Six months ended June 30, 2004

	Parent	Guarantor Companies	Non-Guarantor Companies	Elim- inations	Consol- idated
	In thousands
Net sales	$541,144	$175,375	$75,164	$(7,287)	$784,396

Operating expenses:
Costs of production	433,005	131,152	54,395	(7,287)	611,265
Selling, general and administrative	56,090	15,541	16,862		88,493
Restructuring charges	625	598	1,536		2,759
Depreciation and amortization of intangibles	24,313	9,386	3,691		37,390

	514,033	156,677	76,484	(7,287)	739,907

Operating income	27,111	18,698	(1,320)		44,489

Other expenses (income):
Interest expense, net	62,398		3,079		65,477
Other, net	2,048	12	(734)		1,326

	64,446	12	2,345		66,803

Equity in net income (loss) of subsidiaries	14,836			(14,836)
(Loss) income before income taxes	(22,499)	18,686	(3,665)	(14,836)	(22,314)
Income tax expense (benefit)	400	(6)	191		585

Net (loss) income	$(22,899)	$18,692	$(3,856)	$(14,836)	$(22,899)

Condensed Consolidating Statement of Operations

Six months ended June 30, 2003

	Parent	Guarantor Companies	Non-Guarantor Companies	Elim- inations	Consol- idated
	In thousands
Net sales	$516,063	$171,436	$71,379	$(10,315)	$748,563

Operating expenses:
Costs of production	414,056	129,450	50,088	(10,315)	583,279
Selling, general and administrative	55,914	18,378	15,978		90,270
Depreciation and amortization of intangibles	28,106	10,664	3,694		42,464

	498,076	158,492	69,760	(10,315)	716,013

Operating income	17,987	12,944	1,619		32,550

Other expenses (income):
Interest expense, net	67,208	(9)	3,598		70,797
Other, net	(7,410)	22	2		(7,386)

	59,798	13	3,600		63,411

Equity in net income (loss) of subsidiaries	10,501			(10,501)
(Loss) income before income taxes	(31,310)	12,931	(1,981)	(10,501)	(30,861)
Income tax expense (benefit)	46,446	(8)	457		46,895

Net (loss) income	$(77,756)	$12,939	$(2,438)	$(10,501)	$(77,756)

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2004

	Parent	Guarantor Companies	Non- Guarantor Companies	Consol- idated
	In thousands
Cash Flows from Operating Activities	$1,639	$(1,941)	$(1,445)	$(1,747)

Cash Flows from Investing Activities:
Capital expenditures	(17,592)	(4,765)	(2,646)	(25,003)
Software development costs capitalized	(974)			(974)
Proceeds from sale of property, plant and equipment and divested assets	185	(31)	133	287

Net cash used in investing activities	(18,381)	(4,796)	(2,513)	(25,690)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	24,580		9,728	34,308
Repayments of long-term debt	(77)	(2)	(5)	(84)
Deferred financing costs	(9)			(9)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(430)	917		487
Other financing activities	(5,719)	6,134	(353)	62

Net cash provided by financing activities	18,345	7,049	9,370	34,764

Effect of exchange rate changes on cash			311	311

Net increase in cash and cash equivalents	1,603	312	5,723	7,638
Cash and cash equivalents at beginning of year	389	108	1,586	2,083

Cash and cash equivalents at end of period	$1,992	$420	$7,309	$9,721

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2003

	Parent	Guarantor Companies	Non- Guarantor Companies	Consol- idated
	In thousands
Cash Flows from Operating Activities	$(1,463)	$67,944	$824	$67,305

Cash Flows from Investing Activities:
Capital expenditures	(8,574)	(2,147)	(1,958)	(12,679)
Software development costs capitalized	(1,517)			(1,517)
Proceeds from sale of property, plant and equipment and divested assets	376		148	524
Acquisition of business, net of cash	(57)			(57)

Net cash used in investing activities	(9,772)	(2,147)	(1,810)	(13,729)

Cash Flows from Financing Activities:
Issuance of long-term debt	340,714			340,714
Net repayments under revolving credit facilities	(34,518)		(16,316)	(50,834)
Repayments of long-term debt	(309,655)	(26)	(33)	(309,714)
Deferred financing costs	(11,441)			(11,441)
Decrease in outstanding checks drawn on controlled disbursement accounts	(1,032)	(1,589)	(1,007)	(3,628)
Other financing activities	36,525	(52,979)	16,090	(364)

Net cash provided by (used in) financing activities	20,593	(54,594)	(1,266)	(35,267)

Effect of exchange rate changes on cash			1,001	1,001

Net increase (decrease) in cash and cash equivalents	9,358	11,203	(1,251)	19,310
Cash and cash equivalents at beginning of year	3,590	99	2,046	5,735

Cash and cash equivalents at end of period	$12,948	$11,302	$795	$25,045

16.   COMMITMENTS AND CONTINGENCIES

        Certain claims, suits and allegations that arise in the ordinary course of business and certain environmental claims have been filed or are pending against the Company. Management believes that all such matters in the aggregate would not have a material effect on the Company's consolidated financial statements.

        In 2002, Vertis received payments from a customer under a Bankruptcy proceeding classified as critical vendor payments (the "Payments"). These Payments totaled approximately $7 million. In February 2004, the United States Court of Appeals for the Seventh Circuit upheld a lower court ruling reversing the order authorizing these Payments. The ruling did not however order the repayment of these Payments. It is currently unclear as to what, if anything, Vertis is likely to pay as a result of this decision. As a consequence of this decision, Vertis may be required to repay some or all of the Payments it received. Management is unable to determine at this stage the size of any such repayments, if any, or when they would be required to be made. Management has not made any provision for this possible contingency, which ranges from $0 to $7 million plus applicable interest, if any.

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

        We operate through two business segments based on our geographic presence in the advertising and marketing services industry. These business segments are Vertis North America and Vertis Europe. Vertis North America provides a full array of targeted advertising, media and marketing solutions to clients, primarily in the United States. Vertis Europe provides both advertising production and direct mail services to clients overseas, principally in the United Kingdom.

        Since the merger and recapitalization of Vertis Holdings and the Company in December of 1999, the Company has been, and continues to be, highly leveraged. Taking that into account, as well as the fluctuations in the overall economy and especially the advertising industry, as discussed below, the Company has focused on cost reductions, cash management, strict capital discipline and revenue growth through product differentiation and new business development.

        The advertising industry experienced a year-over-year decline in 2001, and in 2002 experienced a modest 2% year-over-year growth, although still below historical growth rates. In 2003, ad spending gradually began returning to more normal levels, and we expect this trend to continue through the remainder of 2004.

        The most significant impact driving our operating results for the first six months of 2004 was the strong performance by our North America segment. Through June 30, 2004, earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $11.8 million or 16.5% versus the six months ended June 30, 2003. The year-over-year growth reflects lower costs and higher volume, partially offset by downward price pressure. In Europe, premedia EBITDA declined $3.1 million versus 2003 largely due to competitive pressure in the marketplace. As a result, we implemented a restructuring program in Europe to lower our cost base and identify new sources of revenue.

        We believe the year-over-year volume growth in North America is sustainable and we continue to believe the pricing environment is stabilizing. Across our platform, pricing is influenced not only by general competitive pressure but also by changes in customer mix as well as product mix in an effort by retailers and other customers to control their total advertising budgets. Pricing in the insert business, including the impact of product and production mix, improved in the second quarter of 2004 as compared to 2003. This compares favorably to the first quarter of 2004 where pricing was lower than the comparable 2003 period. After being essentially flat in the first quarter, pricing for direct mail products and services was lower in the second quarter due to product and customer mix as well as overall pressure in the marketplace. It is too early to tell if the year-over-year pricing pressure in the second quarter will continue since product and customer mix changes occur frequently in our direct mail business.

        We have continued to implement cost reduction programs including streamlining shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs. In 2004, these efforts were largely directed at lowering costs in our European segment and our North American premedia operations. These actions have resulted in the Company incurring approximately $104.0 million in restructuring charges since 2000.

        Liquidity continues to be a primary focus for the Company. As of June 30, 2004, the Company was in compliance with all of its covenants, financial or otherwise. The Company has approximately $36.0 million available to borrow under a revolving credit facility, its primary source of funds along with funds from operations. While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet these financial covenants. Based upon our latest projections, we believe we will be in compliance for the next twelve months.

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

        Capital expenditures in the first six months of 2004 increased 83% from the spending for the same period in 2003. The 2004 expenditures amounted to approximately 32% of EBITDA as compared to 17% of EBITDA for the comparable 2003 period. The increase in capital spending is primarily due to the timing of our spending. Generally, capital spending has been directed toward projects that improve efficiency, maintain our infrastructure, and upgrade our equipment base.

        During 2002, Vertis received payments from a customer under an order of the bankruptcy court classified as critical vendor payments (the "Payments"). These Payments totaled approximately $7 million. On February 24, 2004, the United States Court of Appeals for the Seventh Circuit affirmed a lower court ruling reversing the order authorizing these Payments. The Seventh Circuit did not, however, issue an order for the repayment of these Payments. Rather, and more narrowly, the decision of the Seventh Circuit affirmed the lower court ruling that a proper factual record proving the need for the Payments had not been established, which may or may not provide a basis for the customer to recover any, some or all of the Payments. Additionally, the Company believes it has legitimate counterclaims and rights of set-off and currently intends to vigorously resist any such recovery proceedings. However, because of the uncertainties explained above, management is unable to determine at this stage of the litigation the size of any such repayments, if any, or when they would be required to be made. We have not made any provisions for this possible contingency which ranges from $0 to $7 million plus applicable interest, if any.

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

Corporate Consolidation and Restructuring

        We began a restructuring program in the third quarter of 2003, the execution of which is substantially complete as of June 30, 2004. This program includes the closure of facilities, some of which are associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. We expect the costs associated with the restructuring program to be an estimated $16.7 million (net of estimated sublease income of $6.4 million) of which approximately $3.0 million are non-cash costs. The Vertis Europe portion of this program was complete as of December 31, 2003.

        In the six months ended June 30, 2004, Vertis North America recorded $0.7 million in severance costs due to headcount reductions of approximately 50 employees, and $0.5 million in facility closure costs.

        Vertis Europe began a new restructuring program in the second quarter of 2004 that includes planned staffing reductions totaling approximately 180 employees. This restructuring program is expected to be complete by the first quarter of 2005, with an estimated total cost of $1.9 million. As of June 30, 2004, 158 employees had been terminated with a severance cost of $1.5 million.

        We expect to pay $5.5 million of the accrued restructuring costs during the next twelve months and the remainder, approximately $4.4 million, by 2011.

        There were no restructuring costs in the first six months of 2003.

Factors Affecting Comparability

        Several factors can affect the comparability of our results from one period to another. Primary among these factors are the cost of paper, changes in business mix, the timing of restructuring expenses and the realization of the associated benefits.

        The cost of paper is a principal factor in our net sales generated from certain customers since a substantial portion of net sales includes the pass-through cost of paper. Therefore, changes in the cost of paper and changes in the proportion of paper supplied by our customers significantly affects our revenue generated from the sale of advertising insert and direct mail products, both of which are products where paper is a substantial portion of the costs of production. Changes in the cost of paper do not materially impact our net earnings since we are generally able to pass on increases in the cost of paper to our customers, while decreases in paper costs generally result in lower prices to customers.

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

        Also affecting the comparability of results from year-to-year, is the inclusion of a $10.1 million insurance recovery in the net loss for the six months ended June 30, 2003. This recovery represents a settlement to the legal proceeding arising from a life insurance policy which covered the former chairman of Vertis Holdings. Additionally, a $48.8 million non-cash tax provision was recorded in June 2003 to provide a valuation allowance against previously recorded deferred tax benefits related to net operating loss carryforwards.

        The following table summarizes our operating income, EBITDA, and significant items affecting comparability:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Operating income	$22,300	$19,871	$44,489	$32,550
EBITDA	39,797	39,205	80,553	82,400
Included in operating income and EBITDA:
Insurance recovery				10,087
Tax valuation allowance		48,841		48,841
Restructuring charges	1,897		2,759

        You should consider all of these factors in reviewing the discussion of our operating results.

Results Of Operations

        The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows.

					Percentage of Sales		Percentage of Sales
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net sales	$396,910	$377,348	$784,396	$748,563	100.0%	100.0%	100.0%	100.0%

Costs of production	308,890	293,073	611,265	583,279	77.8%	77.7%	77.9%	77.9%
Selling, general and administrative	45,502	43,344	88,493	90,270	11.5%	11.5%	11.3%	12.1%
Restructuring charges	1,897		2,759		0.5%		0.3%
Depreciation and amortization of intangibles	18,321	21,060	37,390	42,464	4.6%	5.6%	4.8%	5.7%

Total operating costs	374,610	357,477	739,907	716,013	94.4%	94.8%	94.3%	95.7%

Operating income	$22,300	$19,871	$44,489	$32,550	5.6%	5.2%	5.7%	4.3%

Other data:
Cash flows (used in) provided by operating activities	$(20,223)	$45,881	$(1,747)	$67,305
Cash flows used in investing activities	16,611	2,494	25,690	13,729
Cash flows provided by (used in) financing activities	37,960	(30,379)	34,764	(35,267)
EBITDA	39,797	39,205	80,553	82,400	10.0%	10.4%	10.3%	11.0%

        EBITDA is included in this document as it is the primary measure we use to evaluate our performance. EBITDA, as we used it for this purpose, represents net (loss) income, plus

  •
  interest expense (net of interest income)

  •
  income tax expense (benefit), and

  •
  depreciation and amortization of intangibles.

        We present EBITDA here to provide additional information regarding our performance and because it is the measure by which we gauge the profitability and assess the performance of our segments. EBITDA is not a measure of financial performance in accordance with GAAP. You should not consider it an alternative to net income as a measure of operating performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, net loss, is provided as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net loss	$(11,646)	$(71,911)	$(22,899)	$(77,756)
Interest expense, net	32,760	41,044	65,477	70,797
Income tax expense	362	49,012	585	46,895
Depreciation and amortization of intangibles	18,321	21,060	37,390	42,464

EBITDA	$39,797	$39,205	$80,553	$82,400

Results of Operations—Three and six months ended June 30, 2004 compared to three and six months ended June 30, 2003

Net Sales

        Our net sales increased $19.6 million or 5.2% from $377.3 million in the second quarter of 2003 to $396.9 million in the second quarter of 2004. For the six months ended June 30, 2004, our sales were $784.4 million, a $35.8 million or 4.8% increase over sales of $748.6 million for the comparable 2003 period. The increase in sales reflects growth in our North America segment as well as increases in the pass-through cost of paper in our insert business.

        Net sales for Vertis North America increased $18.5 million or 5.4% in the second quarter of 2004 versus 2003, and $33.0 million or 4.9% in the six months ended June 30, 2004 as compared to the first six months of 2003. The increase in net sales of our North America segment was due to a number of factors, as discussed below.

  •
  A portion of our increase in net sales is attributable to an increase in pass-through costs of paper, ink and contract services totaling $8.9 million in the second quarter of 2004 and $19.5 million for the six months ended June 30, 2004, including the impact of higher paper costs which increased $7.1 million in the second quarter of 2004 and $13.1 million in the first six months of 2004 as compared to the comparable 2003 periods.

  •
  Volume improvements, aggregating $11.2 million in the second quarter of 2004 and $14.6 million in the six months ended June 30, 2004, also contributed to the increase in sales and are largely the result of volume increases in the direct mail business of $9.4 million in the second quarter and $13.1 million in the six-month period. Partially offsetting these year-over-year volume gains are net sales declines in the advertising agency and retail portions of the business totaling $4.4 million and $3.9 million, respectively, in the six months ended June 30, 2004 as compared to 2003. These declines reflect the continued trend of advertising agencies electing to shift production in-house and general sluggish demand. We do not expect this trend in our business with advertising agencies to rebound.

  •
  Sales volume from our TNN business unit, which was acquired in June 2003, is included in our 2004 second quarter and six month results. Accordingly year-over-year comparisons are favorable for 2004 as 2003 sales only reflect results for the partial month of June. These sales totaled $2.9 million in the second quarter of 2004 and $5.8 million in the first six months of 2004, an increase from the prior year of $2.1 million and $5.0 million respectively.

  •
  An estimated $3.7 million and $6.1 million decline in pricing for the three and six months ended June 30, 2004, respectively, negatively affected sales due to competitive pricing pressure and changes in product and customer mix.

        Net sales for Vertis Europe increased $1.0 million or 2.9% in the second quarter of 2004 versus 2003, and $2.8 million or 4.0% in the first six months of 2004 as compared to the first six months of 2003. Results for the three and six months ended June 30, 2004, were positively impacted by foreign exchange rate fluctuations in the amounts of $3.8 million and $8.5 million respectively. Excluding the impact of foreign exchange rate fluctuations, Vertis Europe's net sales were down $2.8 million or 8.0% in the second quarter of 2004 and $5.7 million or 8.1% in the first six months of 2004. The declines were primarily in the premedia portion of the business and reflect competitive pressure in the marketplace. Premedia revenue has also been negatively impacted by declining volume and softness in the music segment of the industry. Direct mail sales in Europe are also down in both the second quarter and the first six months of 2004 primarily due to declines in pricing resulting from industry wide excess capacity and changes in products to simpler formats. Direct mail volume was also down slightly in both periods.

Operating Expenses (Income)

        For the second quarter of 2004, our consolidated costs of production increased $15.8 million, or 5.4%, from $293.1 million in 2003 to $308.9 million in 2004. Costs of production for the first six months of 2004 increased $28.0 million or 4.8% from $583.3 million in 2003 to $611.3 million in 2004. These increases are primarily attributable to increases of $13.4 million and $25.7 million in the cost of paper consumed for the three and six months ended June 30, 2004, respectively, as compared to 2003.

        Selling, general and administrative expenses increased $2.2 million, or 5.1%, from $43.3 million in 2003 to $45.5 million for the three months ended June 30, 2004. For the six months ended June 30, 2003, selling, general and administrative expenses decreased $1.8 million from $90.3 million in 2003 to $88.5 million in 2004. The changes reflect lower staffing costs in both the three and six-month periods partially offset by a receipt in the second quarter of 2003, related to funds previously held in escrow, which was recorded as a reduction in legal fees. In 2004, selling, general and administrative expenses as a percentage of net sales were 11.5% for the second quarter, which remains flat when compared to 2003, and 11.3% for the six months ended June 30, 2004, which represents a 0.8 percentage point decrease when comparing the six months ended June 30, 2004 to the comparable 2003 period of 12.1%.

        Restructuring charges for the six months ended June 30, 2004 totaled $2.8 million. Vertis Europe recorded $1.5 million in severance costs in the six months ended June 30, 2004, all of which took place in the second quarter, related to headcount reductions of 158 employees. Vertis North America recorded $1.3 million in restructuring costs in the six months ended June 30, 2004, $0.4 million of which were recorded in the second quarter. These costs consist of $0.7 million in severance costs due to headcount reductions of approximately 50 employees and $0.5 million in facility closure costs. There were no restructuring costs recorded in the first sixth months of 2003.

        Operating income amounted to $22.3 million for the three months ended June 30, 2004, an increase of $2.4 million, or 12.1%, compared to operating income of $19.9 million in the comparable 2003 period. For the six months ended June 30, 2004, operating income amounted to $44.5 million, an increase of $11.9 million or 36.7% versus the comparable 2003 period. The improvements in operating income are attributable to the noted increases in net sales, the noted variances in costs and decreases of $2.7 million and $5.1 million in depreciation and amortization expense for the three and six months ended June 30, 2004, respectively. As a percentage of net sales, operating income increased 0.4 percentage points to 5.6% for the three months ended June 30, 2004 and 1.4 percentage points to 5.7% for the six months ended June 30, 2003.

Other Expenses (Income)

        Interest expense, net decreased $8.3 million in the quarter ended June 30, 2004 and $5.3 million in the six months ended June 30, 2004 as compared to 2003. The June 2003 interest expense included deferred financing fees of $11.0 million that were fully amortized in connection with the retirement of the term loans (see "Debt Financing" below). Offsetting this decrease are increases of $2.9 million and $6.0 million for the three and six months ended June 30, 2004, respectively, which are attributable to the issuance of $350.0 million 9 3/4% notes in June 2003, which carried a higher interest rate than the debt that was retired (see "Debt Financing" below).

        Other, net decreased by $0.9 million in the second quarter of 2004 and increased by $8.7 million in the six months ended June 30, 2004 as compared to the comparable prior year periods. The decrease in the second quarter is primarily attributable to a decline of $1.1 million related to the adjustment to record the change in the interest rate swap agreement (see Note 9 to the condensed consolidated financial statements). The increase for the six-month period is largely due to a $10.1 million insurance recovery received in February 2003 from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc. Additionally there was a $0.3 million increase in bank commitment fees, partially offset by the $1.1 million decline associated with the interest rate swap, as previously discussed.

Net Loss

        Net loss for the three months ended June 30, 2004 was $11.6 million, a decrease in net loss of $60.3 million, or 83.9%, compared to a net loss of $71.9 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, the net loss was $22.9 million, a decrease in loss of $54.9 million or 70.6%, compared to a net loss of $77.8 million for the comparable 2003 period. Included in the 2003 net loss is a $10.1 million insurance recovery received in February 2003 and a $48.8 million non-cash tax provision recorded in June 2003 to provide a valuation allowance against previously recorded deferred tax benefits related to net operating loss carryforwards. Excluding this insurance recovery and the valuation allowance, net loss for the second quarter decreased $11.5 million or 49.8% from 2003 and the net loss for the six months ended June decreased $16.2 million or 41.4% from 2003. The decrease in net loss is a result of the aforementioned changes in net sales and costs.

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

        At Vertis North America, EBITDA amounted to $41.8 million for the quarter ended June 30, 2004, an increase of $3.4 million, or 8.9%, compared to $38.4 million in the comparable 2003 period. EBITDA for the six months ended June 30, 2004 was $83.3 million, an increase of $11.8 million or 16.5% from $71.5 million of EBITDA for the six months ended June 30, 2003. The increase reflects volume growth and lower costs partially offset by downward pressure on pricing.

        At Vertis Europe, EBITDA of $0.5 million for the three months ended June 30, 2004, represents a decrease of $2.1 million, or 80.8%, as compared to EBITDA of $2.6 million in the comparable prior year. The decrease reflects the decline in sales, as previously discussed, and $1.5 million of restructuring costs incurred in the second quarter of 2004.

Liquidity and Capital Resources

Sources of Funds

        We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

        We believe that the facilities in place, as well as our cash flows, will be sufficient to meet operational needs (including capital expenditures and restructuring costs) for the next twelve months and beyond. At June 30, 2004, we had approximately $36.0 million available to borrow under our revolving credit facility. There can be no assurance, however, that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt. In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

        Items that could impact our liquidity are described below.

Contractual Obligations

        Except for the increase in our revolving credit facility, discussed in Note 9 to the condensed consolidated financial statements, our contractual obligations have not materially changed from those included in our Annual Report on Form 10-K for the year ended December 31, 2003.

        The Company has contracts covering the purchases of ink and press supplies, i.e. plates, blankets and solutions. These contracts, which range from 1 to 8 years in length, include target minimum quantities and prices. All of these agreements allow for shortfalls of purchase minimums to be made up over the life of the contract. In addition, each of the agreements allows for the reduction in obligations for a decline in volume experienced by Vertis, and all have competitive pricing clauses, whereby suppliers' prices must remain competitive in the market or the purchase minimums can be adjusted. Because of these variable factors, the amounts are not considered contractual obligations for the purposes of this disclosure.

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

        Our revolving credit facility, senior subordinated credit facility, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of us or the capital stock of our restricted subsidiaries. Substantially all of our assets are pledged as collateral for the outstanding debt under our senior credit facility. All of our debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, our debt agreements have customary provisions requiring prepayment from the proceeds of issuances of debt and equity securities, and financial covenants that require us to maintain specified financial ratios.

        The existing ratio requirements under our debt agreements are as follows: The consolidated net interest coverage ratio is the ratio of EBITDA to net interest expense, which is required to be, at a minimum, 1.50 to 1.00. At June 30, 2004, our net interest coverage ratio is calculated as 1.55 to 1.00. The leverage ratio is the ratio of consolidated debt to EBITDA, which must not exceed 6.50 to 1.00. At June 30, 2004, our leverage ratio is calculated as 6.31 to 1.00. The senior secured leverage ratio is the ratio of senior secured debt to EBITDA, which must not exceed 2.00 to 1.00. Our senior secured leverage ratio, as calculated at June 30, 2004, is 1.30 to 1.00. The amounts of EBITDA and net interest expense used in the preceding ratio calculations are not equivalent to the amounts included in this document, but rather are amounts calculated as set forth in the senior credit facility agreement. The agreement also sets forth that the net interest coverage ratio and the leverage ratio decline over time. The changes in the ratio requirements are summarized, as follows:

Quarter Ended,
Changes in Financial Ratios Requirements	December 31, 2004	March 31, 2005	December 31, 2005	March 31, 2006	December 31, 2006	March 31, 2007	June 30, 2007 and thereafter
(in thousands)
Leverage ratio	6.25 to 1.00	6.00 to 1.00	6.00 to 1.00	5.75 to 1.00	5.50 to 1.00	5.25 to 1.00	5.00 to 1.00
Net interest coverage ratio	1.50 to 1.00	1.50 to 1.00	1.60 to 1.00	1.60 to 1.00	1.60 to 1.00	1.70 to 1.00	1.70 to 1.00

        Our net interest coverage ratio must not be less than the required ratio at the end of any quarter as specified above. The leverage ratio must not exceed the required ratio at any time during a fiscal quarter as specified above. The required senior secured leverage ratio remains the same throughout the remainder of the term of the debt agreements. If we are unable to maintain these financial ratios, the bank lenders could require us to repay any amounts owing under the revolving credit facility. At June 30, 2004, we were in compliance with our debt covenants.

        While we currently expect to be in compliance in future periods, there can be no assurance that these financial covenants will continue to be met. Based upon the latest projections for the balance of 2004, we believe we will be in compliance for the next twelve months. For further information on our long-term debt, see Note 9 to the consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

        In December 2002, we entered into a three-year agreement (the "A/R Facility"), terminating in December 2005, to sell substantially all trade accounts receivables generated by subsidiaries in the U.S. through the issuance of $130.0 million variable rate trade receivable backed notes.

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received servicing fees of $1.6 million in both the six months ended June 30, 2004 and 2003, respectively. These proceeds are fully offset by servicing costs.

        At June 30, 2004 and December 31, 2003, accounts receivable of $111.1 million and $122.5 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable. At June 30, 2004 and December 31, 2003, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $44.4 million and $53.2 million, respectively, which is included in Accounts receivable, net on the balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $735.4 million and $715.5 million in the first six months of 2004 and 2003, respectively.

        Fees for the program under the facilities vary based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 90 basis points. The loss on sale, which approximated fees, totaled $1.3 million and $1.4 million in first six months of 2004 and 2003, respectively, and is included in Other, net.

        We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

        Our current liabilities exceeded current assets by $32.6 million at June 30, 2004 and by $60.6 million at December 31, 2003. This represents an increase in working capital of $28.0 million for the six months ended June 30, 2004. The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility. We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility. After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables. Therefore, if we add back the accounts receivable of $111.1 million and $122.5 million sold under the A/R Facility as of June 30, 2004 and December 31, 2003, respectively, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at June 30, 2004 and December 31, 2003 would have been $78.5 million and $61.9 million, respectively. The ratio of current assets to current liabilities as of June 30, 2004 was 0.89 to 1 (1.27 to 1, excluding the impact of the A/R Facility) compared to 0.81 to 1 as of December 31, 2003 (1.19 to 1, excluding the impact of the A/R Facility).

        The increase in working capital was due primarily to fluctuations in operating assets and liabilities, mainly cash and accounts payable. Cash increased as money was kept on hand at the end of the second quarter in anticipation of committed vendor payments due early in July 2004. Accounts payable decreased from the prior year due mostly to the timing of vendor payments.

Summary of Cash Flows

Cash Flows from Operating Activities

        Net cash provided by operating activities in the first quarter of 2004 decreased by $69.1 million from the comparable 2003 level. Adjusted for the increase (decrease) in outstanding checks drawn on controlled disbursement accounts, which are classified as a financing activity, net cash provided by operating activities decreased $64.9 million in 2004. The reasons for this change are as follows: $18.5 million stemming from an unusually large positive cash flow at the end of June 2003 due to the working capital provided by TNN, $10.1 million of insurance proceeds received in 2003, the timing of payments and collection of receivables and the change in net loss.

Cash Flows from Investing Activities

        Net cash used for investing activities in the six months ended June 30, 2004 increased by $12.0 million from the 2003 level, primarily due to an $11.8 million increase in capital expenditures largely due to the timing of capital spending.

Cash Flows from Financing Activities

        In the six months ended June 30, 2004, we had $34.8 million in net cash provided by financing activities, as compared to $35.3 million in net cash used by financing activities in the first six months of the prior year. This $70.1 million difference, after taking into account the transactions in 2003 surrounding the issuance of the 9 3/4% notes and the write-off of deferred financing fees subsequent to the transaction, is predominantly associated with increased borrowings in 2004 under the revolving credit facility used to fund capital expenditures and the Company's daily operations.

Other Factors

        We have approximately $306.3 million of federal net operating losses available to carry forward as of December 31, 2003. These carryforwards expire beginning in 2005 through 2024. In 2003, we established an additional valuation allowance of $67.4 million, $48.8 million of which was recorded as of June 30, 2003, against more than half of our tax benefit carryforwards. The valuation allowance reserves a portion of the net operating losses and tax credit carryforwards that may not be offset by reversing taxable temporary differences. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. No additional tax benefit was recorded in the six months ended June 30, 2004.

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

        The objective of our risk management program is to seek a reduction in the potential negative earnings effects from changes in interest and foreign exchange rates. To meet this objective, consistent with past practices, we intend to vary the proportions of fixed-rate and variable-rate debt based on our perception of interest rate trends and the marketplace for various debt instruments. Except for those we have used in previous periods to meet hedging requirements in our credit facility, we generally do not use derivative financial instruments in our risk management program. This practice may change in the future as market conditions change. We do not use any derivatives for trading purposes.

Quantitative Information

        At June 30, 2004, 18.9% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the A/R Facility, the fees on which are variable).

        If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended June 30, 2004 by approximately $1.1 million.

        For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at June 30, 2004 and does not provide for changes in borrowings that may occur in the future.

Item 4.    CONTROLS AND PROCEDURES

        We have carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2004. No significant changes were made in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter.

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

    Exhibit 31.1    Certification of Donald E. Roland, Chief Executive Officer, dated August 2, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 31.2    Certification of Dean D. Durbin, Chief Financial Officer, dated August 2, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 32.1    Certification of the Donald E. Roland, Chief Executive Officer, dated August 2, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    Exhibit 32.2    Certification of Dean D. Durbin, Chief Financial Officer, dated August 2, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

    On April 26, 2004, Vertis, Inc. filed a Current Report on Form 8-K reporting its earnings for the three months ended March 31, 2004.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.
/s/ DONALD E. ROLAND Donald E. Roland, Chairman, President and Chief Executive Officer
/s/ DEAN D. DURBIN Dean D. Durbin Chief Financial Officer

Date: August 2, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Donald E. Roland, Chief Executive Officer, dated August 2, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dean D. Durbin, Chief Financial Officer, dated August 2, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Donald E. Roland, Chief Executive Officer, August 2, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Dean D. Durbin, Chief Financial Officer, dated August 2, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

INDEX
PART 1—FINANCIAL INFORMATION
  Item 1. UNAUDITED FINANCIAL STATEMENTS
Vertis, Inc. and Subsidiaries Condensed Consolidated Balance Sheets In thousands, except per share amounts
Vertis, Inc. and Subsidiaries Condensed Consolidated Statements of Operations In thousands
Vertis, Inc. and Subsidiaries Condensed Consolidated Statements of Operations In thousands
Vertis, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows In thousands
Vertis, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidating Balance Sheet at June 30, 2004
Condensed Consolidating Balance Sheet at December 31, 2003
Condensed Consolidating Statement of Operations Three months ended June 30, 2004
Condensed Consolidating Statement of Operations Three months ended June 30, 2003
Condensed Consolidating Statement of Operations Six months ended June 30, 2004
Condensed Consolidating Statement of Operations Six months ended June 30, 2003
Condensed Consolidating Statement of Cash Flows Six months ended June 30, 2004
Condensed Consolidating Statement of Cash Flows Six months ended June 30, 2003
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II—OTHER INFORMATION
Forward Looking Statements
Signatures
EXHIBIT INDEX