Form 10-Q
period 2004-09-30
VERTIS INC
filed 2004-10-29
CIK 1178717

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004
or
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

PART 1—FINANCIAL INFORMATION

Item 1. UNAUDITED FINANCIAL STATEMENTS

VERTIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except per share amounts

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,343	$2,083
Accounts receivable, net	189,829	183,775
Inventories	43,658	39,640
Maintenance parts	20,899	20,727
Prepaid expenses and other current assets	20,539	20,351

Total current assets	278,268	266,576
Property, plant and equipment, net	383,604	401,820
Goodwill	352,403	350,546
Investments		73,967
Deferred financing costs, net	24,974	30,921
Other assets, net	22,846	23,668

Total assets	$1,062,095	$1,147,498

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$196,628	$233,436
Compensation and benefits payable	40,277	34,931
Accrued interest	42,732	16,369
Accrued income taxes	7,629	5,139
Current portion of long-term debt	6	73
Other current liabilities	25,713	37,234

Total current liabilities	312,985	327,182
Due to parent	7,410	7,457
Long-term debt, net of current portion	1,059,516	1,051,877
Deferred income taxes	56	66,790
Other long-term liabilities	31,594	36,390

Total liabilities	1,411,561	1,489,696

Stockholder's deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,059	408,964
Accumulated deficit	(751,771)	(742,512)
Accumulated other comprehensive loss	(6,754)	(8,650)

Total stockholder's deficit	(349,466)	(342,198)

Total liabilities and stockholder's deficit	$1,062,095	$1,147,498

See Notes to Condensed Consolidated Financial Statements.

VERTIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands

Three Months Ended September 30,	2004	2003
	(Unaudited)
Net sales	$411,565	$390,943

Operating expenses:
Costs of production	321,774	305,957
Selling, general and administrative	45,231	46,092
Restructuring charges	3	6,762
Depreciation and amortization of intangibles	19,174	20,705

	386,182	379,516

Operating income	25,383	11,427

Other expenses (income):
Interest expense, net	32,993	33,508
Other, net	44,523	740

	77,516	34,248

Loss before income tax (benefit) expense	(52,133)	(22,821)
Income tax (benefit) expense	(66,455)	1,206

Net income (loss)	$14,322	$(24,027)

See Notes to Condensed Consolidated Financial Statements.

VERTIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands

Nine Months Ended September 30,	2004	2003
	(Unaudited)
Net sales	$1,195,961	$1,139,506

Operating expenses:
Costs of production	933,039	889,236
Selling, general and administrative	133,724	136,362
Restructuring charges	2,762	6,762
Depreciation and amortization of intangibles	56,564	63,169

	1,126,089	1,095,529

Operating income	69,872	43,977

Other expenses (income):
Interest expense, net	98,470	104,305
Other, net	45,849	(6,646)

	144,319	97,659

Loss before income tax (benefit) expense	(74,447)	(53,682)
Income tax (benefit) expense	(65,870)	48,101

Net loss	$(8,577)	$(101,783)

See Notes to Condensed Consolidated Financial Statements.

VERTIS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

Nine Months Ended September 30,	2004	2003
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(8,577)	$(101,782)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,564	63,169
Amortization of deferred financing costs	5,868	6,156
Loss on termination of leasehold interest	43,958
Write-off of deferred financing fees		10,958
Restructuring charges	2,762	6,762
Deferred income taxes	(66,734)	50,028
Other non-cash income and expense, net	5,044	4,650
Changes in operating assets and liabilities (excluding effect of acquisitions):
(Increase) decrease in accounts receivable	(9,089)	16,054
Increase in inventories	(4,080)	(6,462)
(Increase) decrease in prepaid expenses and other assets	(243)	4,528
Decrease in accounts payable and other liabilities	(13,552)	(8,073)

Net cash provided by operating activities	11,921	45,988

Cash Flows from Investing Activities:
Capital expenditures	(36,388)	(25,222)
Software development costs capitalized	(1,458)	(2,215)
Proceeds from sale of property, plant and equipment	784	610
Proceeds from termination of leasehold interest	31,122
Acquisition of business, net of cash acquired		(133)

Net cash used in investing activities	(5,940)	(26,960)

Cash Flows from Financing Activities:
Issuance of long-term debt		340,714
Net borrowings under (repayments of) revolving credit facilities	3,953	(38,194)
Repayments of long-term debt	(90)	(309,987)
Deferred financing costs	(13)	(12,091)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(8,804)	2,792
Other financing activities	38	(326)

Net cash used in financing activities	(4,916)	(17,092)

Effect of exchange rate changes on cash	195	756

Net increase in cash and cash equivalents	1,260	2,692
Cash and cash equivalents at beginning of year	2,083	5,735

Cash and cash equivalents at end of period	$3,343	$8,427

Supplemental Cash Flow Information:
Interest paid	$71,621	$66,745

Income taxes paid	$828	$1,642

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

        The difference between net loss and total comprehensive loss is comprised of foreign currency translation in 2004 and 2003, as well as fair value of interest rate swap adjustments in 2003. These items amounted to $1.9 million and $5.4 million for the nine months ended September 30, 2004 and 2003, respectively.

2.    RESTRUCTURING

        The Company began a restructuring program in the U.S. and the U.K. in the third quarter of 2003, the execution of which was complete as of June 2004. This program includes the closure of facilities, some of which are associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. The Company expects the costs associated with the restructuring program to be an estimated $16.7 million (net of estimated sublease income of $6.4 million) of which approximately $3.0 million are non-cash costs. The Vertis Europe portion of this restructuring program was complete as of December 31, 2003.

        In the nine months ended September 30, 2004, Vertis North America recorded $0.7 million in severance costs due to headcount reductions of approximately 50 employees, and $0.5 million in facility closure costs. In the nine months ended September 30, 2003, Vertis North America recorded $1.5 million in severance costs due to headcount reductions of 118 employees and $5.3 million in facility closure costs related to the closure of three facilities.

        Vertis Europe began a new restructuring program in the second quarter of 2004 that includes planned staffing reductions totaling approximately 180 employees. This program is expected to be complete by the first quarter of 2005, with an estimated total cost of $1.9 million. As of September 30, 2004, 176 employees had been terminated with a severance cost of $1.5 million. There were no restructuring costs recorded for Vertis Europe in the nine months ended September 30, 2003.

        The significant components of restructuring charges were as follows:

(in thousands)	Severance and Related Costs	Facility Closing Costs	Other Costs	Total
Accrued balance at January 1, 2004	$1,456	$9,758	$565	$11,779
Restructuring charges in the nine months ended September 2004	2,146	573	43	2,762
Restructuring payments in the nine months ended September 2004	(3,323)	(4,156)	(408)	(7,887)

Accrued balance at September 30, 2004	$279	$6,175	$200	$6,654

        The Company expects to pay approximately $2.7 million of the accrued restructuring costs during the next twelve months, and the remainder, approximately $4.0 million, by 2011.

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

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $2.4 million in both the nine months ended September 30, 2004 and 2003, respectively. These proceeds are fully offset by servicing costs.

        At September 30, 2004 and December 31, 2003, accounts receivable of $110.9 million and $122.5 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable. At September 30, 2004 and December 31, 2003, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $45.6 million and $53.2 million, respectively, which is included in Accounts receivable, net on the condensed consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,108.1 million and $1,061.2 million in the nine months ended September 30, 2004 and 2003, respectively.

        Fees for the program under the facility vary based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 90 basis points. The loss on sale, which approximated the fees, totaled $2.0 million for both the nine months ended September 30, 2004 and 2003, respectively, and is included in Other, net.

5.    INVENTORIES

        Inventories consisted of the following:

(in thousands)	September 30, 2004	December 31, 2003
Paper	$29,528	$24,468
Work in process	5,837	6,146
Ink and chemicals	2,902	3,714
Other	5,391	5,312

	$43,658	$39,640

6.    INVESTMENT IN LEVERAGED LEASES

        The Company had two subsidiaries which were special purpose limited liability companies ("LLCs") that were the head lessees and sub-lessors in two lease-leaseback transactions entered into in 1998. Under these transactions, buildings with estimated useful lives of 65 years were leased by the LLCs for terms of 57 years (the "Headleases") and subleased by the LLCs to the lessors for terms of 52 years (the "Subleases"). Under the guidelines of SFAS No. 13, "Accounting for Leases," the Headleases qualified as capital leases and the Subleases qualified as leveraged leases. The Company's investments represented approximately 24% of the buildings' combined leasehold values, while the balance was furnished by third-party financing in the form of long-term debt that provided no recourse against the LLCs or the Company, but was secured by first liens on the properties.

        On September 14, 2004, the Company entered into a termination and release agreement with the headlessor/sublessee whereby the Company terminated its leasehold interest in the properties. The Company received net proceeds of approximately $31 million, after transaction expenses, from one of the third parties that was financing the original arrangement. As a result of the transaction, the Company recorded a non-cash loss related to the termination and release of approximately $44.0 million and a tax benefit of $66.7 million (see Note 14).

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

  •
  Vertis Europe—provides European customers, principally in the United Kingdom, with most of the same products and services offered in North America.

        Following is information regarding the Company's segments:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)
		2004	2003	2004	2003
Net sales	Vertis North America	$379,186	$359,784	$1,090,630	$1,038,203
	Vertis Europe	32,379	31,159	105,331	101,303

	Consolidated	$411,565	$390,943	$1,195,961	$1,139,506

EBITDA	Vertis North America	$46,433	$32,549	$129,757	$104,046
	Vertis Europe	(239)	1,246	1,539	6,396
	General Corporate	(46,160)	(2,403)	(50,709)	3,350

	Consolidated EBITDA	34	31,392	80,587	113,792
	Depreciation and amortization of intangibles	19,174	20,705	56,564	63,169
	Interest expense, net	32,993	33,508	98,470	104,305
	Income tax (benefit) expense	(66,455)	1,206	(65,870)	48,101

	Consolidated Net Income (Loss)	$14,322	$(24,027)	$(8,577)	$(101,783)

Depreciation and Amortization of Intangibles	Vertis North America	$17,255	$18,952	$50,998	$57,774
	Vertis Europe	1,919	1,753	5,566	5,395

	Consolidated	$19,174	$20,705	$56,564	$63,169

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

9.    LONG-TERM DEBT

        Long-term debt consisted of the following:

(in thousands)	September 30, 2004	December 31, 2003
Revolving credit facility	$85,260	$80,570
9 3/4% senior secured second lien notes, net of discount	342,837	341,643
10 7/8% senior unsecured notes, net of discount	348,311	348,042
13 1/2% senior subordinated notes	293,496	210,665
13 1/2% senior subordinated credit facility		82,832
Discount—13 1/2% senior subordinated credit facility	(10,400)	(11,908)
Other notes	18	106

	1,059,522	1,051,950
Current portion	(6)	(73)

	$1,059,516	$1,051,877

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

        In June 2003, the Company issued $350 million of senior secured second lien notes with an interest rate of 9 3/4% and a maturity date of April 1, 2009 (the "9 3/4% notes"). The notes pay interest semi-annually on April 1 and October 1 of each year. After deducting the initial purchasers discount and transaction expenses, the net proceeds received by the Company were $330.3 million. The Company used these net proceeds to pay off $267.9 million remaining in term loans outstanding in 2003 and $62.4 million of the Credit Facility. In connection with the payoff of the term loans, the interest rate swap agreement, which was attached to the term loans and converted a portion of variable debt to a fixed rate basis, became an ineffective cash flow hedge. As a result, the remaining fair market value of the agreement, which was previously recorded in stockholders' deficit as a component of other comprehensive income and approximated $1.1 million, was expensed in Other, net in the nine months ended September 30, 2003.

        In 2002, the Company issued $350 million of senior unsecured notes with an interest rate of 10 7/8% and maturity date of June 15, 2009 (the "10 7/8% notes"). The notes pay interest semi-annually on June 15 and December 15 of each year.

        The Company had a senior subordinated credit facility (the "Senior Facility") which was a term loan bearing interest of 13 1/2% expiring on December 7, 2009. Pursuant to the Senior Facility, the Company issued an aggregate $293.5 million of 13 1/2% senior subordinated notes due December 7, 2009 (the "Exchange Notes") in 2003 and 2004 in exchange for the term loans held by the holders requesting the exchange. The Exchange Notes pay interest semi-annually on June 1 and December 1 of each year. The $293.5 million represents the entire amount of term notes under the Senior Facility. There remains, however, a $10.4 million discount associated with approximately 700,000 detachable warrants issued in February 2002 to the holders of the Senior Facility entitling them to purchase one share of Vertis Holdings stock for $0.01 per share. These warrants expire on June 30, 2011 and the discount is being amortized over the original life of the Senior Facility.

        The Credit Facility, the 10 7/8% notes, the 9 3/4% notes and the Exchange Notes contain customary covenants including restrictions on capital expenditures, dividends, and investments. In particular, these debt instruments all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of the Company's capital stock. Substantially all of the Company's assets are pledged as collateral for the outstanding debt under the Credit Facility, as well as the Company's other long-term debt. All of the Company's debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility agreement has provisions requiring prepayment from the proceeds of issuances of debt and equity securities, and financial covenants that require us to maintain specified financial ratios as follows. The consolidated net interest coverage ratio is the ratio of EBITDA to net interest expense, which is required to be, at a minimum, 1.50 to 1.00. At September 30, 2004, the Company's net interest coverage ratio is calculated as 1.59 to 1.00. The leverage ratio is the ratio of consolidated debt to EBITDA, which must not exceed 6.50 to 1.00. At September 30, 2004, the Company's leverage ratio is calculated as 6.01 to 1.00. The senior secured leverage ratio is the ratio of senior secured debt to EBITDA, which must not exceed 2.00 to 1.00. The Company's senior secured leverage ratio, as calculated at September 30, 2004, is 1.08 to 1.00. The amounts of EBITDA and net interest expense used in the preceding ratio calculations are not equivalent to the amounts included in these financial statements, but rather are amounts calculated as set forth in the Credit Facility. If the Company is unable to maintain these financial ratios, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. At September 30, 2004, the Company was in compliance with its debt covenants.

10.    RETIREMENT PLANS

        The following table provides the components of net periodic benefit cost for the Company's defined benefit plans, including pension and supplemental executive retirement plans, for the three and nine months ended September 30, 2004 and 2003.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)
	2004	2003	2004	2003
Service cost	$181	$174	$543	$523
Interest cost	569	554	1,706	1,662
Expected return on plan assets	(267)	(297)	(800)	(890)
Amortization of prior service cost	58	180	174	541
Amortization of net loss	188	303	564	909

Net periodic benefit cost	$729	$914	$2,187	$2,745

        The Company made contributions of approximately $3 million to its pension plans in the nine months ended September 30, 2004, which is the full amount that the Company expects to contribute in 2004 as previously disclosed in its consolidated financial statements for the year ended December 31, 2003.

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

        On June 14, 2004, the Company extended an offer to all eligible U.K.-based employees holding options under the Stock Plan the opportunity to exchange their outstanding eligible options for Nil Cost Options on a 4 for 1 basis. The Nil Cost Options give the holder a right to purchase shares of common stock subject to a nominal fee of £1. The Nil Cost Options will vest immediately prior to a liquidity event, as defined above. Of the 42,785 Vertis Holdings options eligible to be exchanged, 28,499 were exchanged. Pursuant to the exchange offer, on July 29, 2004 Vertis Holdings granted 7,126 Nil Cost Options.

        The Company accounts for the Stock Plan under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income. Due to the uncertainty of the timing of a liquidity event, which would trigger the vesting of the restricted stock and the Nil Cost Options, and the fact that the number of shares that will actually vest is unknown, compensation expense will not be recorded until a liquidity event takes place, or an event is more probable of occurring. For the 21,904 options not exchanged under both offers, variable accounting will apply.

        The following table summarizes the effect of accounting for the 21,904 stock option awards outstanding at September 30, 2004, as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," had been applied.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)
	2004	2003	2004	2003
Net income (loss):
As reported	$14,322	$(24,027)	$(8,577)	$(101,783)
Deduct: total stock-based compensation determined under the fair value based method for all awards, net of tax	(3)	(284)	(8)	(853)

Pro forma	$14,319	$(24,311)	$(8,585)	$(102,636)

12.    INTEREST EXPENSE, NET

        Interest expense, net consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)
	2004	2003	2004	2003
Interest expense	$31,123	$31,664	$92,778	$87,339
Amortization of deferred financing fees	1,952	1,886	5,868	6,156
Write-off of deferred financing fees				10,958
Interest income	(82)	(42)	(176)	(148)

	$32,993	$33,508	$98,470	$104,305

        In June 2003, the Company fully amortized deferred financing fees of $11.0 million in connection with the retirement of the term loans (see Note 9).

13.    OTHER, NET

        Other, net for the nine months ended September 30, 2004 consists primarily of a $44.0 million loss associated with the termination of the Company's leasehold interest in the properties as discussed in Note 6, offset by $1.0 million in income earned on investments accounted for as leveraged leases prior to the termination of the Company's leasehold interest. Additionally, included in Other, net are $2.0 million in fees associated with the A/R Facility (see Note 4), and $0.8 million in bank commitment fees.

        Other, net for the nine months ended September 30, 2003 consists primarily of a $10.1 million recovery from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings and $1.1 million in income earned on investments accounted for as leveraged leases. Offsetting this income are $2.0 million in fees associated with the A/R Facility (see Note 4), a $1.1 million adjustment to record the change in the interest rate swap agreement (see Note 9), $0.7 million on the sale of property, plant and equipment and $0.8 million in miscellaneous charges.

14.    INCOME TAXES

        During the third quarter of 2004, the Company recorded a tax benefit of $66.5 million of which $66.7 million was the result of the termination of the Company's leasehold interest in the real estate properties as discussed in Note 6. The activities undertaken through the nine months ended September 30, 2004, including this transaction, reduced the Company's federal net operating loss carryforwards by a net $127.6 million to $178.7 million. The remaining carryforwards expire beginning in 2005 through 2024.

        The Company's valuation allowance was also reduced by the transaction discussed above. The valuation allowance, which was $74.4 million at the beginning of 2004, was reduced by $44.7 million to $29.7 million as of September 30, 2004. The remaining valuation allowance reserves a portion of the net operating losses and tax credit carryforwards that will not be offset by reversing taxable temporary differences. This treatment is required under SFAS No. 109, "Accounting for Income Taxes". These carryforwards may still be used to offset taxable income in future years, thereby lowering our cash tax obligations. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

15.    GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        The Company has senior notes (see Note 9), which are general unsecured obligations of Vertis, Inc., and guaranteed by certain of Vertis, Inc.'s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of September 30, 2004 and December 31, 2003, for the three months ended September 30, 2004 and 2003, and for the nine months ended September 30, 2004 and 2003 are included for (a) Vertis, Inc. (the "Parent") on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

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

CONDENSED CONSOLIDATING BALANCE SHEET AT SEPTEMBER 30, 2004

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents		$919	$2,424		$3,343
Accounts receivable, net	$133,344	24,882	31,603		189,829
Inventories	31,119	10,265	2,274		43,658
Maintenance parts	17,581	3,318			20,899
Prepaid expenses and other current assets	15,122		5,417		20,539

Total current assets	197,166	39,384	41,718		278,268
Intercompany receivable	37,519			$(37,519)
Investments in subsidiaries	139,278	65,121		(204,399)
Property, plant and equipment, net	272,483	92,146	18,975		383,604
Goodwill	198,229	48,625	105,549		352,403
Deferred financing costs, net	24,974				24,974
Other assets, net	22,036	672	138		22,846

Total Assets	$891,685	$245,948	$166,380	$(241,918)	$1,062,095

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$173,185	$9,988	$13,455		$196,628
Compensation and benefits payable	31,519	8,345	413		40,277
Accrued interest	41,465		1,267		42,732
Accrued income taxes	8,050	(200)	(221)		7,629
Current portion of long-term debt			6		6
Other current liabilities	12,462	4,324	8,927		25,713

Total current liabilities	266,681	22,457	23,847		312,985
Due to parent		42,851	2,078	$(37,519)	7,410
Long-term debt, net of current portion	974,244		85,272		1,059,516
Deferred income taxes			56		56
Other long-term liabilities	31,392	174	28		31,594

Total liabilities	1,272,317	65,482	111,281	(37,519)	1,411,561
Stockholder's (deficit) equity	(380,632)	180,466	55,099	(204,399)	(349,466)

Total Liabilities and Stockholder's (Deficit) Equity	$891,685	$245,948	$166,380	$(241,918)	$1,062,095

CONDENSED CONSOLIDATING BALANCE SHEET AT DECEMBER 31, 2003

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$389	$108	$1,586		$2,083
Accounts receivable, net	132,531	20,086	31,158		183,775
Inventories	26,227	11,607	1,806		39,640
Maintenance parts	17,456	3,271			20,727
Deferred income taxes
Prepaid expenses and other current assets	13,953	1,131	5,267		20,351

Total current assets	190,556	36,203	39,817		266,576
Intercompany receivable	54,216			$(54,216)
Investments in subsidiaries	154,349	55,199		(209,548)
Property, plant and equipment, net	281,275	99,887	20,658		401,820
Goodwill	198,539	48,625	103,382		350,546
Investments			73,967		73,967
Deferred financing costs, net	30,829		92		30,921
Other assets, net	22,862	772	34		23,668

Total Assets	$932,626	$240,686	$237,950	$(263,764)	$1,147,498

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$183,511	$36,137	$13,788		$233,436
Compensation and benefits payable	25,274	9,288	369		34,931
Accrued interest	15,384		985		16,369
Accrued income taxes	7,097	(192)	(1,766)		5,139
Current portion of long-term debt	73				73
Other current liabilities	17,263	7,266	12,705		37,234

Total current liabilities	248,602	52,499	26,081		327,182
Due to parent		32,989	28,684	$(54,216)	7,457
Long-term debt, net of current portion	979,224		72,653		1,051,877
Deferred income taxes	69,437	(2,704)	57		66,790
Other long-term liabilities	27,392	8,843	155		36,390

Total liabilities	1,324,655	91,627	127,630	(54,216)	1,489,696
Stockholder's (deficit) equity	(392,029)	149,059	110,320	(209,548)	(342,198)

Total Liabilities and Stockholder's (Deficit) Equity	$932,626	$240,686	$237,950	$(263,764)	$1,147,498

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Net sales	$290,523	$89,326	$33,688	$(1,972)	$411,565

Operating expenses:
Costs of production	232,536	65,473	25,737	(1,972)	321,774
Selling, general and administrative	29,762	7,604	7,865		45,231
Restructuring charges			3		3
Depreciation and amortization of intangibles	12,634	4,524	2,016		19,174

	274,932	77,601	35,621	(1,972)	386,182

Operating income (loss)	15,591	11,725	(1,933)		25,383

Other expenses (income):
Interest expense, net	31,263		1,730		32,993
Other, net	842	10	43,671		44,523

	32,105	10	45,401		77,516

Equity in net income (loss) of subsidiaries	(35,697)			35,697
(Loss) income before income taxes	(52,211)	11,715	(47,334)	35,697	(52,133)
Income tax (benefit) expense	(66,533)	(2)	80		(66,455)

Net income (loss)	$14,322	$11,717	$(47,414)	$35,697	$14,322

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Net sales	$272,432	$89,916	$32,578	$(3,983)	$390,943

Operating expenses:
Costs of production	218,649	68,250	23,041	(3,983)	305,957
Selling, general and administrative	29,486	8,635	7,971		46,092
Restructuring charges	6,643	119			6,762
Depreciation and amortization of intangibles	13,764	5,165	1,776		20,705

	268,542	82,169	32,788	(3,983)	379,516

Operating income	3,890	7,747	(210)		11,427

Other expenses (income):
Interest expense, net	32,080		1,428		33,508
Other, net	733	(7)	14		740

	32,813	(7)	1,442		34,248

Equity in net income (loss) of subsidiaries	5,967			(5,967)
(Loss) income before income taxes	(22,956)	7,754	(1,652)	(5,967)	(22,821)
Income tax expense (benefit)	1,071	(3)	138		1,206

Net (loss) income	$(24,027)	$7,757	$(1,790)	$(5,967)	$(24,027)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Elim- inations	Consol- idated
Net sales	$831,667	$264,701	$108,852	$(9,259)	$1,195,961

Operating expenses:
Costs of production	665,541	196,625	80,132	(9,259)	933,039
Selling, general and administrative	85,852	23,145	24,727		133,724
Restructuring charges	625	598	1,539		2,762
Depreciation and amortization of intangibles	36,947	13,910	5,707		56,564

	788,965	234,278	112,105	(9,259)	1,126,089

Operating income	42,702	30,423	(3,253)		69,872

Other expenses (income):
Interest expense, net	93,661		4,809		98,470
Other, net	2,890	22	42,937		45,849

	96,551	22	47,746		144,319

Equity in net income (loss) of subsidiaries	(20,861)			20,861
(Loss) income before income taxes	(74,710)	30,401	(50,999)	20,861	(74,447)
Income tax (benefit) expense	(66,133)	(8)	271		(65,870)

Net (loss) income	$(8,577)	$30,409	$(51,270)	$20,861	$(8,577)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Elim- inations	Consol- idated
Net sales	$788,496	$261,352	$103,956	$(14,298)	$1,139,506

Operating expenses:
Costs of production	632,703	197,701	73,130	(14,298)	889,236
Selling, general and administrative	85,399	27,014	23,949		136,362
Restructuring charges	6,643	119			6,762
Depreciation and amortization of intangibles	41,868	15,831	5,470		63,169

	766,613	240,665	102,549	(14,298)	1,095,529

Operating income	21,883	20,687	1,407		43,977

Other expenses (income):
Interest expense, net	99,281		5,024		104,305
Other, net	(6,670)	8	16		(6,646)

	92,611	8	5,040		97,659

Equity in net income (loss) of subsidiaries	16,462			(16,462)
(Loss) income before income taxes	(54,266)	20,679	(3,633)	(16,462)	(53,682)
Income tax expense (benefit)	47,517	(10)	594		48,101

Net (loss) income	$(101,783)	$20,689	$(4,227)	$(16,462)	$(101,783)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004

In thousands

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
Cash Flows from Operating Activities	$28,259	$(8,401)	$(7,937)	$11,921

Cash Flows from Investing Activities:
Capital expenditures	(26,649)	(5,905)	(3,834)	(36,388)
Software development costs capitalized	(1,458)			(1,458)
Proceeds from sale of property, plant and equipment and divested assets	606	45	133	784
Proceeds from termination of leasehold interest			31,122	31,122

Net cash (used in) provided by investing activities	(27,501)	(5,860)	27,421	(5,940)

Cash Flows from Financing Activities:
Net (repayments of) borrowings under revolving credit facilities	(7,951)		11,904	3,953
Repayments of long-term debt	(72)	(2)	(16)	(90)
Deferred financing costs	(13)			(13)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(11,634)	1,779	1,051	(8,804)
Other financing activities	18,523	13,295	(31,780)	38

Net cash (used in) provided by financing activities	(1,147)	15,072	(18,841)	(4,916)

Effect of exchange rate changes on cash			195	195

Net (decrease) increase in cash and cash equivalents	(389)	811	838	1,260
Cash and cash equivalents at beginning of year	389	108	1,586	2,083

Cash and cash equivalents at end of period	$—	$919	$2,424	$3,343

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003

In thousands

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
Cash Flows from Operating Activities	$26,968	$20,805	$(1,785)	$45,988

Cash Flows from Investing Activities:
Capital expenditures	(17,518)	(5,215)	(2,489)	(25,222)
Software development costs capitalized	(2,215)			(2,215)
Proceeds from sale of property, plant and equipment and divested assets	439		171	610
Acquisition of business, net of cash	(133)			(133)

Net cash used in investing activities	(19,427)	(5,215)	(2,318)	(26,960)

Cash Flows from Financing Activities:
Issuance of long-term debt	340,714			340,714
Net borrowings under (repayments of) revolving credit facilities	3,610		(41,804)	(38,194)
Repayments of long-term debt	(309,893)	(43)	(51)	(309,987)
Deferred financing costs	(12,091)			(12,091)
Increase (decrease) in outstanding checks drawn on controlled disbursement accounts	2,310	1,489	(1,007)	2,792
Other financing activities	(29,268)	(16,827)	45,769	(326)

Net cash (used in) provided by financing activities	(4,618)	(15,381)	2,907	(17,092)

Effect of exchange rate changes on cash			756	756

Net increase (decrease) in cash and cash equivalents	2,923	209	(440)	2,692
Cash and cash equivalents at beginning of year	3,590	99	2,046	5,735

Cash and cash equivalents at end of period	$6,513	$308	$1,606	$8,427

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

        The advertising industry experienced a year-over-year decline in 2001, and in 2002 experienced a modest 2% year-over-year growth, although still below historical growth rates. In 2003, ad spending gradually began returning to more normal levels. We expect 2004 advertising spending growth to exceed the growth posted in each of 2002 and 2003, and to be more representative of historical year-over-year growth.

        The most significant impact driving our operating results for the nine months ended September 30, 2004 was the strong performance by our North America segment. The year-over-year growth was realized across the entire platform with the primary drivers being higher insert and direct mail volume and lower costs. We believe the year-over-year volume growth in North America is sustainable. Across our platform, pricing is influenced not only by general competitive pressure but also by changes in customer mix as well as product mix in an effort by retailers and other customers to control their total advertising budgets. Pricing in this regard improved in the third quarter of 2004 as compared to 2003. This compares favorably to the first half of 2004 where pricing was lower than the comparable 2003 period.

        In Europe, EBITDA through September 30, 2004, declined versus the comparable 2003 period largely due to lower revenue and the costs associated with a restructuring program implemented to mitigate the poor trading conditions in our European market.

        We have continued to implement cost reduction programs including streamlining shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs. In 2004, these efforts were largely directed at lowering costs in our European segment and our North American premedia operations. These actions have resulted in restructuring charges aggregating approximately $104.0 million since 2000.

        Liquidity continues to be a primary focus for the Company. As of September 30, 2004, the Company was in compliance with all of its covenants, financial or otherwise. The Company has approximately $95.3 million available to borrow under a revolving credit facility, its primary source of funds along with funds from operations. While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet these financial covenants. Based upon our latest estimates, we believe we will be in compliance for the next twelve months.

        On September 14, 2004, we entered into a termination and release agreement whereby we terminated our leasehold interest in five real estate properties located in Austria. As a result of this transaction, we received net proceeds of approximately $31 million, after transaction expenses. These proceeds were applied against our revolving credit facility. As a result of the transaction, we recorded a non-cash loss related to the termination and release of $44.0 million and a tax benefit of $66.7 million.

        Capital expenditures in the nine months ended September 30, 2004 increased 38% from the spending for the same period in 2003. The 2004 expenditures amounted to approximately 47% of EBITDA as compared to 24% of EBITDA for the comparable 2003 period. The increase in capital spending is primarily due to the timing of our spending. Generally, capital spending has been directed toward projects that improve efficiency, maintain our infrastructure, and upgrade our equipment base.

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

Corporate Consolidation and Restructuring

        We began a restructuring program in the third quarter of 2003, the execution of which was complete as of June 2004. This program includes the closure of facilities, some of which are associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. We expect the costs associated with the restructuring program to be an estimated $16.7 million (net of estimated sublease income of $6.4 million) of which approximately $3.0 million are non-cash costs. The Vertis Europe portion of this program was complete as of December 31, 2003.

        In the nine months ended September 30, 2004, Vertis North America recorded $0.7 million in severance costs due to headcount reductions of approximately 50 employees, and $0.5 million in facility closure costs. In the nine months ended September 30, 2003, Vertis North America recorded $1.5 million in severance costs due to headcount reductions of 118 employees and $5.3 million in facility closure costs related to the closure of three facilities.

        Vertis Europe began a new restructuring program in the second quarter of 2004 that includes planned staffing reductions totaling approximately 180 employees. This restructuring program is expected to be complete by the first quarter of 2005, with an estimated total cost of $1.9 million. As of September 30, 2004, 176 employees had been terminated with a severance cost of $1.5 million. There were no restructuring costs recorded for Vertis Europe in the nine months ended September 30, 2003.

        We expect to pay $2.7 million of the accrued restructuring costs during the next twelve months and the remainder, approximately $4.0 million, by 2011.

Factors Affecting Comparability

        Several factors can affect the comparability of our results from one period to another. Primary among these factors are the cost of paper, changes in business mix, the timing of restructuring expenses and the realization of the associated benefits.

        The cost of paper is a principal factor in our net sales generated from certain customers since a substantial portion of net sales includes the cost of paper. Therefore, changes in the cost of paper and changes in the proportion of paper supplied by our customers significantly affects our revenue generated from the sale of advertising insert and direct mail products, both of which are products where paper is a substantial portion of the costs of production. Changes in the cost of paper do not materially impact our net earnings since we are generally able to pass on increases in the cost of paper to our customers, while decreases in paper costs generally result in lower prices to customers.

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

        Also affecting the comparability of results from year-to-year, is a $44.0 million loss in September 2004 from the termination of our leasehold interest in real estate properties, as previously discussed, as well as the inclusion of a $10.1 million insurance recovery in the net loss for the nine months ended September 30, 2003. This recovery represents a settlement to the legal proceeding arising from a life insurance policy which covered the former chairman of Vertis Holdings.

        The following table summarizes our operating income, EBITDA, and significant items affecting comparability:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)
	2004	2003	2004	2003
Operating income	$25,383	$11,427	$69,872	$43,977
EBITDA	34	31,392	80,587	113,792
(Income) expenses included in operating income and EBITDA:
Termination of leasehold interest	43,958		43,958
Insurance recovery				(10,087)
Restructuring charges	3	6,762	2,762	6,762

        You should consider all of these factors in reviewing the discussion of our operating results.

Results Of Operations

        The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows.

	Three months ended September 30,		Nine months ended September 30,		Percentage of Sales Three months ended September 30,		Percentage of Sales Nine months ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net sales	$411,565	$390,943	$1,195,961	$1,139,506	100.0%	100.0%	100.0%	100.0%

Costs of production	321,774	305,957	933,039	889,236	78.2%	78.3%	78.0%	78.0%
Selling, general and administrative	45,231	46,092	133,724	136,362	10.9%	11.8%	11.3%	12.0%
Restructuring charges	3	6,762	2,762	6,762	0.0%	1.7%	0.2%	0.6%
Depreciation and amortization of intangibles	19,174	20,705	56,564	63,169	4.7%	5.3%	4.7%	5.5%

Total operating costs	386,182	379,516	1,126,089	1,095,529	93.8%	97.1%	94.2%	96.1%

Operating income	$25,383	$11,427	$69,872	$43,977	6.2%	2.9%	5.8%	3.9%

Other data:
Cash flows provided by (used in) operating activities	$13,668	$(21,317)	$11,921	$45,988
Cash flows provided by (used in) investing activities	19,750	(13,231)	(5,940)	(26,960)
Cash flows (used in) provided by financing activities	(39,680)	18,175	(4,916)	(17,092)
EBITDA	34	31,392	80,587	113,792	0.0%	8.0%	6.7%	10.0%

        EBITDA is included in this document as it is the primary measure we use to evaluate our performance. EBITDA, as we used it for this purpose, represents net (loss) income, plus

  •
  interest expense (net of interest income)

  •
  income tax expense (benefit), and

  •
  depreciation and amortization of intangibles.

        We present EBITDA to provide additional information regarding our performance and because it is the measure by which we gauge the profitability and assess the performance of our segments and the Company as a whole. EBITDA is not a measure of financial performance in accordance with GAAP. You should not consider it an alternative to net income as a measure of operating performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, net income (loss), is provided as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)
	2004	2003	2004	2003
Net income (loss)	$14,322	$(24,027)	$(8,577)	$(101,783)
Interest expense, net	32,993	33,508	98,470	104,305
Income tax (benefit) expense	(66,455)	1,206	(65,870)	48,101
Depreciation and amortization of intangibles	19,174	20,705	56,564	63,169

EBITDA	$34	$31,392	$80,587	$113,792

Results of Operations—Three and nine months ended September 30, 2004 compared to three and nine months ended September 30, 2003

Net Sales

        Our net sales increased $20.7 million or 5.3% from $390.9 million in the third quarter of 2003 to $411.6 million in the third quarter of 2004. For the nine months ended September 30, 2004, our net sales were $1,196.0 million, a $56.5 million or 5.0% increase over net sales of $1,139.5 million for the comparable 2003 period. The increase in net sales reflects growth in our North America segment as well as increases in pass-through costs.

        Net sales for Vertis North America increased $19.4 million or 5.4% in the third quarter of 2004 versus 2003, and $52.4 million or 5.0% in the nine months ended September 30, 2004 versus the comparable 2003 nine-month period. The increase in net sales of our North America segment was due to a number of factors, as discussed below.

  •
  A portion of our increase in net sales is attributable to an increase in pass-through costs of paper, ink and contract services totaling $12.1 million in the third quarter of 2004 and $34.8 million for the nine months ended September 30, 2004, including the impact of higher paper costs which increased $7.4 million in the third quarter of 2004 and $19.9 million in the nine months ended September 30, 2004 as compared to the comparable 2003 periods.

  •
  Volume improvements in our insert and direct mail platforms, aggregating $9.8 million and $24.2 million in the three and nine months ended September 30, 2004, respectively, also contributed to the increase in sales. Direct mail volume growth accounted for approximately 74% of the volume increase in the nine-month period.

  •
  Sales volume from our TNN business unit, which was acquired in June 2003, is included in both our third quarter and nine-month 2004 results. Accordingly, year-over-year comparisons are favorable for the 2004 nine-month period as 2003 sales only reflect results from the date of acquisition. These sales totaled $8.7 million in the nine months ended September 30, 2004, an increase from the prior year of $5.1 million.

  •
  Premedia net sales declined $5.7 million and $10.9 million, respectively, in the three and nine months ended September 30, 2004 as compared to 2003. Approximately $1.7 million of the third quarter decline and $5.1 million of the decline in the nine-month period is attributable to facilities that were closed in the fourth quarter of 2003 or in 2004 due to restructuring activities or where there were employees stationed in-house at a customer location that we have since vacated. The remaining declines reflect the continued trend of advertising agencies electing to shift production in-house as well as general sluggish demand. We do not expect this trend in our business with advertising agencies to rebound.

  •
  Pricing, which also includes the mix of product and the mix of production, improved in the third quarter of 2004 relative to the third quarter of 2003, resulting in an increase in sales of $3.2 million. For the nine-month period, however, we experienced a decline in direct mail pricing partially offset by an improvement in insert pricing, resulting in a decrease in net sales of $1.3 million as compared to the 2003 nine-month period. The overall decline is the result of competitive pricing pressure, most notably in the first half of 2004, but which is gradually lifting as the advertising industry growth returns to more normal levels.

        Net sales for Vertis Europe increased $1.2 million or 3.9% in the third quarter of 2004 versus 2003, and $4.0 million or 4.0% in the nine months ended September 30, 2004 as compared to the comparable 2003 period. Excluding the impact of foreign exchange rate fluctuations, Vertis Europe's net sales were down $2.5 million or 7.9% in the third quarter of 2004 and $8.1 million or 8.0% in the nine months ended September 30, 2004. The declines were primarily in the premedia portion of the business and reflect competitive pressure in the marketplace, as indicated by declining volume. Direct mail sales in Europe are also down slightly in both the three and nine months ended September 30, 2004 due to declines in volume and pricing.

Operating Expenses (Income)

        For the third quarter of 2004, our consolidated costs of production increased $15.8 million, or 5.2%, from $306.0 million in 2003 to $321.8 million in 2004. Costs of production for the nine months ended September 30, 2004 increased $43.8 million or 4.9% from $889.2 million in 2003 to $933.0 million in 2004. These increases are primarily attributable to increases of $16.8 million and $51.9 million consisting of paper and ink consumed as well as contract services for the three and nine months ended September 30, 2004, respectively, as compared to 2003. Other costs of production decreased by $1.0 million and $8.1 million for the three and nine-month periods as compared to 2003. These amounts are attributable to lower costs of other materials used in production and lower labor costs, partially offset by increases in the cost of factory supplies, utilities and freight costs.

        Selling, general and administrative expenses decreased $0.9 million, or 2.0%, from $46.1 million in 2003 to $45.2 million for the three months ended September 30, 2004. For the nine months ended September 30, 2004, selling, general and administrative expenses decreased $2.7 million, or 2.0%, from $136.4 million in 2003 to $133.7 million in 2004. The changes reflect lower staffing costs in both the three and nine-month periods. On a year-to-date basis, the lower staffing costs were partially offset by funds received in the second quarter of 2003 that were previously held in escrow and recorded as a reduction in legal fees. In 2004, selling, general and administrative expenses as a percentage of net sales were 10.9% for the third quarter, a 0.9 percentage point decrease as compared to 2003, and 11.3% for the nine months ended September 30, 2004, which represents a 0.7 percentage point decrease as compared to 2003.

        Restructuring charges for the nine months ended September 30, 2004 totaled $2.8 million. Vertis Europe recorded $1.5 million in severance costs in the nine months ended September 30, 2004, all of which took place in the second quarter, related to headcount reductions of 176 employees. Vertis North America recorded $1.2 million in restructuring costs in the nine months ended September 30, 2004. These costs consist of $0.7 million in severance costs due to headcount reductions of approximately 50 employees and $0.5 million in facility closure costs. In the nine months ended September 30, 2003, Vertis North America recorded $1.5 million in severance costs due to headcount reductions of 118 employees and $5.3 million in facility closure costs related to the closure of three facilities. There were no restructuring costs recorded for Vertis Europe in the nine months ended September 30, 2003.

        Operating income amounted to $25.4 million for the three months ended September 30, 2004, an increase of $14.0 million, or greater than 100%, compared to operating income of $11.4 million in the comparable 2003 period. For the nine months ended September 30, 2004, operating income amounted to $69.9 million, an increase of $25.9 million or 58.9% versus the comparable 2003 period. The improvements in operating income are attributable to the noted increases in net sales, the noted variances in costs and decreases of $1.5 million and $6.6 million in depreciation and amortization expense for the three and nine months ended September 30, 2004, respectively. As a percentage of net sales, operating income increased 3.3 percentage points to 6.2% for the three months ended September 30, 2004 and 1.9 percentage points to 5.8% for the nine months ended September 30, 2003.

Other Expenses (Income)

        Interest expense, net decreased $0.5 million in the quarter ended September 30, 2004 and $5.8 million in the nine months ended September 30, 2004 as compared to 2003. The interest expense for the nine months ended September 30, 2003 included deferred financing fees of $11.0 million that were fully amortized in connection with the retirement of the term loans (see "Debt Financing" below).

Offsetting this decrease is interest expense of $5.4 million for the nine months ended September 30, 2004, which is attributable to the issuance of $350.0 million 9 3/4% notes in June 2003, which carried a higher interest rate than the debt that was retired (see "Debt Financing" below).

        Other, net increased by $43.8 million and $52.5 million in the three and nine months ended September 30, 2004, respectively, as compared to the relative 2003 periods. The increase in the third quarter is primarily attributable to the $44.0 million loss from the termination of our leasehold interest in real estate properties (see "Executive Summary" above). Additionally, fees associated with the A/R Facility (see "Off-Balance Sheet Arrangements" below) increased by $0.1 million offset by a $0.3 million increase in the gain on sale of property, plant and equipment. The increase for the nine-month period is the result of the $44.0 million loss as well as a $10.1 million insurance recovery received in February 2003 from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc. Offsetting these amounts is a decline of $1.1 million related to the adjustment to record the change in the interest rate swap agreement (see Note 9 to the condensed consolidated financial statements) and a $0.6 million decrease in the loss recorded from the sale of property, plant and equipment.

Net Income and Loss

        Net income for the three months ended September 30, 2004 was $14.3 million, an increase of $38.3 million, or greater than 100%, as compared to a net loss of $24.0 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the net loss was $8.6 million, a decrease in loss of $93.2 million or 91.6%, compared to a net loss of $101.8 million for the comparable 2003 period. Included in the 2004 three and nine-month net income/loss is the $44.0 million loss from the termination of our leasehold interest in real properties offset by a $66.7 million tax benefit related to the loss. The 2003 nine-month net loss includes a $48.8 million non-cash tax provision recorded in June 2003 to provide a valuation allowance against previously recorded deferred tax benefits related to net operating loss carryforwards, offset by a $10.1 million insurance recovery received in February 2003. Excluding all of these items, net loss for the third quarter decreased $15.6 million or 64.8% from 2003 and the net loss for the nine months ended September decreased $31.7 million or 50.3% from 2003. The decrease in net loss is a result of the aforementioned changes in net sales and costs.

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

        At Vertis North America, EBITDA amounted to $46.4 million for the quarter ended September 30, 2004, an increase of $13.9 million, or 42.8%, compared to $32.5 million in the comparable 2003 period. EBITDA for the nine months ended September 30, 2004 was $129.8 million, an increase of $25.8 million or 24.8% from $104.0 million of EBITDA for the nine months ended September 30, 2003. The increase reflects volume growth and other factors contributing to the increase in net sales, as discussed above, and lower costs including selling, general and administrative and restructuring costs.

        At Vertis Europe, an EBITDA loss of $0.2 million for the three months ended September 30, 2004, represents a decrease of $1.4 million as compared to EBITDA of $1.2 million in the comparable prior year. EBITDA for the nine months ended September 30, 2004 was $1.5 million, a decrease of $4.9 million or 76.6% from $6.4 million for the nine months ended September 30, 2003. The decrease reflects the decline in sales, as previously discussed, and $1.5 million of restructuring costs incurred in the second quarter of 2004.

Liquidity and Capital Resources

Sources of Funds

        We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

        We believe that the facilities in place, as well as our cash flows, will be sufficient to meet operational needs (including capital expenditures and restructuring costs) for the next twelve months and beyond. At September 30, 2004, we had approximately $95.3 million available to borrow under our revolving credit facility. There can be no assurance, however, that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt. In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

        On September 14, 2004, we entered into a termination and release agreement whereby we terminated our leasehold interest in five real estate properties located in Austria. As a result of this transaction, we received net proceeds of approximately $31 million, after transaction expenses. These proceeds were applied against our revolving credit facility.

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

        Our revolving credit facility, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of our capital stock. Substantially all of our assets are pledged as collateral for the outstanding debt under our senior credit facility. All of our debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, our debt agreements have customary provisions requiring prepayment from the proceeds of issuances of debt and equity securities, and financial covenants that require us to maintain specified financial ratios.

        The existing ratio requirements under our debt agreements are as follows: The consolidated net interest coverage ratio is the ratio of EBITDA to net interest expense, which is required to be, at a minimum, 1.50 to 1.00. At September 30, 2004, our net interest coverage ratio is calculated as 1.59 to 1.00. The leverage ratio is the ratio of consolidated debt to EBITDA, which must not exceed 6.50 to 1.00. At September 30, 2004, our leverage ratio is calculated as 6.01 to 1.00. The senior secured leverage ratio is the ratio of senior secured debt to EBITDA, which must not exceed 2.00 to 1.00. Our senior secured leverage ratio, as calculated at September 30, 2004, is 1.08 to 1.00. The amounts of EBITDA and net interest expense used in the preceding ratio calculations are not equivalent to the amounts included in this document, but rather are amounts calculated as set forth in the senior credit facility agreement. The agreement also sets forth that the net interest coverage ratio and the leverage ratio decline over time. The changes in the ratio requirements are summarized, as follows:

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

        Our net interest coverage ratio must not be less than the required ratio at the end of any quarter as specified above. The leverage ratio must not exceed the required ratio at any time during a fiscal quarter as specified above. The required senior secured leverage ratio remains the same throughout the remainder of the term of the debt agreements. If we are unable to maintain these financial ratios, the bank lenders could require us to repay any amounts owing under the revolving credit facility. At September 30, 2004, we were in compliance with our debt covenants.

        While we currently expect to be in compliance in future periods, there can be no assurance that these financial covenants will continue to be met. Based upon the latest estimates for the balance of 2004 and for 2005, we believe we will be in compliance for the next twelve months. For further information on our long-term debt, see Note 9 to the consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

        In December 2002, we entered into a three-year agreement (the "A/R Facility"), terminating in November 30, 2005, to sell substantially all trade accounts receivables generated by subsidiaries in the U.S. through the issuance of $130.0 million variable rate trade receivable backed notes.

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received servicing fees of $2.4 million in both the nine months ended September 30, 2004 and 2003, respectively. These proceeds are fully offset by servicing costs.

        At September 30, 2004 and December 31, 2003, accounts receivable of $110.9 million and $122.5 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable. At September 30, 2004 and December 31, 2003, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $45.6 million and $53.2 million, respectively, which is included in Accounts receivable, net on the balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,108.1 million and $1,061.2 million in the nine months ended September 30, 2004 and 2003, respectively.

        Fees for the program under the facilities vary based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 90 basis points. The loss on sale, which approximated fees, totaled $2.0 million for both the nine months ended September 30, 2004 and 2003, respectively, and is included in Other, net.

        We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

        Our current liabilities exceeded current assets by $34.7 million at September 30, 2004 and by $60.6 million at December 31, 2003. This represents an increase in working capital of $25.9 million for the nine months ended September 30, 2004. The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility. We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility. After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables. Therefore, if we add back the accounts receivable of $110.9 million and $122.5 million sold under the A/R Facility as of September 30, 2004 and December 31, 2003, respectively, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at September 30, 2004 and December 31, 2003 would have been $76.2 million and $61.9 million, respectively. The ratio of current assets to current liabilities as of September 30, 2004 was 0.89 to 1 (1.24 to 1, excluding the impact of the A/R Facility) compared to 0.81 to 1 as of December 31, 2003 (1.19 to 1, excluding the impact of the A/R Facility).

        The increase in working capital was due primarily to fluctuations in operating assets and liabilities, mainly accounts receivable and accounts payable, offset by an increase in accrued interest. Accounts payable decreased from the prior year due mostly to the timing of vendor payments. Accrued interest on the majority of our debt was paid in December 2003, and is coming due again in the fourth quarter of 2004.

Summary of Cash Flows

Cash Flows from Operating Activities

        Net cash provided by operating activities in the nine months ended September 30, 2004 decreased by $34.1 million from the comparable 2003 level. Adjusted for the increase (decrease) in outstanding checks drawn on controlled disbursement accounts, which are classified as a financing activity, net cash provided by operating activities decreased by $45.7 million in 2004. This is largely a result of the change in net loss and the timing of payments and collection of receivables.

Cash Flows from Investing Activities

        Net cash used for investing activities in the nine months ended September 30, 2004 decreased by $21.0 million from the 2003 level, primarily due to proceeds of approximatly $31 million received from the termination of our leasehold interest in real estate properties (see "Sources of Funds" above) offset by a $10.1 million increase in capital expenditures largely due to the timing of capital spending.

Cash Flows from Financing Activities

        In the nine months ended September 30, 2004, net cash used in financing activities decreased by $12.2 million as compared to 2003. This decrease primarily relates to the transactions in 2003 surrounding the issuance of the 9 3/4% notes and the write-off of deferred financing fees subsequent to the transaction.

Other Factors

        We have approximately $178.7 million of federal net operating losses available to carry forward as of September 30, 2004. This amount represents a reduction of $127.6 million from the $306.3 million that was available at December 31, 2003. This reduction relates to transactions undertaken by the Company in 2004, including the termination of our leasehold interest in real estate properties as mentioned above. The carryforwards expire beginning in 2005 through 2024. In September 2004, the valuation allowance was reduced by $44.7 million to $29.7 million as a result of the leasehold termination. The valuation allowance reserves a portion of the net operating losses and tax credit carryforwards that may not be offset by reversing taxable temporary differences. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

Quantitative Information

        At September 30, 2004, 16.6% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the A/R Facility, the fees on which are variable).

        If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended September 30, 2004 by approximately $1.1 million.

        For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at September 30, 2004 and does not provide for changes in borrowings that may occur in the future.

Item 4. CONTROLS AND PROCEDURES

        We have carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2004. No significant changes were made in our internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended September 30, 2004.

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

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

        Exhibit 31.1    Certification of Donald E. Roland, Chief Executive Officer, dated October 29, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 31.2    Certification of Dean D. Durbin, Chief Financial Officer, dated October 29, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.1    Certification of the Donald E. Roland, Chief Executive Officer, dated October 29, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.2    Certification of Dean D. Durbin, Chief Financial Officer, dated October 29, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

        On July 29, 2004, Vertis, Inc. filed a Current Report on Form 8-K reporting its earnings for the three and six months ended June 30, 2004.

        On September 16, 2004, Vertis, Inc. filed a Current Report on Form 8-K announcing that it had entered into a termination and release agreement resulting in the termination of its leasehold interest in real estate properties in Austria.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.

/s/ Donald E. Roland Donald E. Roland, Chairman, President and Chief Executive Officer

/s/ Dean D. Durbin Dean D. Durbin Chief Financial Officer

Date: October 29, 2004

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Donald E. Roland, Chief Executive Officer, dated October 29, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dean D. Durbin, Chief Financial Officer, dated October 29, 2004, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Donald E. Roland, Chief Executive Officer, dated October 29, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Dean D. Durbin, Chief Financial Officer, dated October 29, 2004, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.