Form 10-K
period 2004-12-31
VERTIS INC
filed 2005-02-25
CIK 1178717

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004	Commission file number: 333-97721

VERTIS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3768322 (I.R.S. Employer Identification)
250 West Pratt Street, Baltimore, MD (Address of principal executive offices)	21201 (Zip Code)

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

        The number of shares outstanding of Registrant's common stock as of February 25, 2005 was 1,000 shares.

        Documents Incorporated By Reference: None

VERTIS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2004

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

        We offer an extensive list of solutions across a broad spectrum of media designed to enable our clients to reach target customers with the most effective message. Customers may employ these services individually or on a combined basis to create an integrated end-to-end targeted marketing solution. We believe that the breadth of our client base limits our reliance on any individual customer. Our top ten customers in 2004 accounted for 32.0% of our net sales, and no customer accounted for more than 7.6% of our net sales. We have excellent relationships with our customers as evidenced by the average length of our relationships with our ten largest customers, which is over 17 years.

        Vertis, Inc. is a Delaware Corporation incorporated in 1993. In 2004, Vertis had approximately $1.6 billion of net sales and 8,000 employees worldwide. Our principal executive offices are located at 250 West Pratt Street, Baltimore, Maryland 21201. Our Internet address is www.vertisinc.com. Although we are not subject to the information requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we file annual, quarterly and special reports and other information with the Securities and Exchange Commission, or SEC, pursuant to certain contractual obligations. Our filings are available to the public at the SEC's website at www.sec.gov and also at our website, under "investor relations", at the specified address shown above. You may read and copy any documents we file with the SEC at its public reference facility in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities.

        In this Annual Report, when we use the terms "Vertis," "we," "our," and the "Company," we mean Vertis, Inc., and its consolidated subsidiaries. The words "Vertis Holdings" refer to Vertis Holdings, Inc., the parent company of Vertis and its sole stockholder.

Business Segments

        We operate through two business segments based on the way management views and manages the Company, which is based on our geographic presence in the advertising and marketing services industry. These business segments are Vertis North America and Vertis Europe. Vertis North America provides the full array of advertising, media and marketing solutions to clients, primarily in the United States. Vertis Europe provides both production and direct mail services to clients overseas, principally in the United Kingdom. Financial and other information relating to our business segments for each of 2004, 2003 and 2002 can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 18, "Segment Information", to our consolidated financial statements included in this Annual Report.

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

  •
  Consumer research

  •
  Creative services including page layout and design

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

  •
  Media planning and placement and software solutions

  •
  Response management, warehousing and fulfillment services

  •
  Interactive marketing

  •
  Fragrance promotions

  •
  Games and other specialty printing

        We are a leading provider of advertising inserts and the largest single producer of newspaper TV listing guides and Sunday comics in the United States. In 2004, we produced more than 30 billion advertising inserts. Advertising inserts are typically produced in color on better quality paper than the reproductions that appear in run-of-press newspaper advertisements. In addition, advertising inserts allow marketers to vary layout, artwork, design, trim size, paper type, color and format. Versions may be targeted by newspaper zones and by specific customer demographics.

        We provide 73 of the top 100 Sunday newspapers in the United States with circulation-building newspaper products and services through production of comics, TV listing guides, Sunday supplements and special sections. In 2004, we produced approximately 1.6 billion Sunday comics, and approximately 1.0 billion TV listing guides.

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

        We use sophisticated, data-driven techniques to target prospects and deliver full color, individualized marketing messages. We can process and manipulate databases to enable our customers to target direct mail recipients based on many attributes, ranging from age, gender, and address to spending habits, type of car owned, whether the recipient is a pet owner, and many others. These highly individualized marketing campaigns are designed to enhance customer response levels and improve client marketing efficiencies through on-demand workflow automation. In addition, we employ a broad range of technologies to assist clients with their advertising campaigns including digital media production and content management solutions to retailers, consumer and commercial products companies and advertising agencies. These services and technologies enable clients to more efficiently create, produce and manage traditional print and advertising content. More importantly, these services and technologies also enable clients to benefit from the influences of digital advertising media such as CD-ROM and the Internet. Our integrated offering enables advertisers to maintain consistency of appearance of their products and brand names throughout various media forms.

        Sales and Customers.    Vertis North America employs approximately 140 sales representatives. In late 2004, our sales force was realigned into one, integrated group, reporting functionally to the Senior Vice President of Sales for Vertis North America, to maximize the development of business across all producing platforms. Three specialized sales teams focus on selling marketing solutions to financial services and insurance providers, automotive manufacturers/dealer networks, and non-profit organizations. The Strategic Account Planning group provides market research to assist our customers in effectively designing and implementing targeted advertising and marketing campaigns.

        Our customers include grocery stores, drug stores, other retailers, newspapers, consumer goods manufacturers, financial institutions, Internet advertisers, not-for-profit organizations, government agencies, advertising agencies, consumer packaging customers, and commercial products manufacturers. While a majority of our net sales are made directly to clients, we also sell our products and services through agencies and brokers. Our advertising insert products are distributed in national newspapers and, depending on their target audience, through various forms of mail distribution and in store circulation. Vertis North America's ten largest customers accounted for approximately 35.0% of our 2004 North American net sales, and no single customer represented more than 8.3% of total net sales of Vertis. We have established and maintained long-standing customer relationships with our major customers.

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

        Sales and Customers.    Vertis Europe has 34 sales representatives devoted to this segment's specific products and services. Vertis Europe serves advertising agencies and corporate marketers. The main categories of direct marketing clients serviced are financial services, agency, publishing, mail order, non-profit and retail. Vertis Europe's ten largest customers accounted for approximately 35.2% of our 2004 European net sales.

Raw Materials

        In 2004, we spent approximately $600 million on raw materials. The primary raw materials required in our operations are paper and ink. We also use other raw materials, such as film, chemicals, computer supplies and proofing materials. We believe that there are adequate sources of supply for our primary raw materials and that our relationships with our suppliers yield improved quality, pricing and overall service to our customers; however, there can be no assurance that we will not be adversely affected by a tight market for our primary raw materials.

        Our results of operations depend to a large extent on the cost of paper and our ability to pass along to our customers any increases in these costs and remain competitive when there are decreases. In recent years, the number of suppliers of paper has declined, and we have formed stronger commercial relationships with selected suppliers, allowing us to achieve more assured sourcing of high quality paper that meets our specifications.

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

        In January 2005, we purchased Elite Mailing and Fulfillment Services, Inc., a supplier with whom we previously had an agreement to purchase all of our requirements for mailing services (inserting, sorting, tying, bagging and applying postage to direct mail), for $3.4 million. We believe this acquisition may provide additional growth opportunities in our direct mail platform, especially with financial services and insurance companies.

Competition

        The principal methods of competition in our businesses are pricing, quality, flexibility, customer targeting capabilities, breadth of service, timeliness of delivery, customer service and other value-added services. Pricing depends in large part on the price of paper, which is our major raw material (see "Raw Materials" above). Pricing is also influenced by product type, shipping costs, operating efficiencies and the ability to control costs. We believe that the introduction of new technologies, continued excess capacity in this industry, consolidation in our customer's markets, and softness in traditional brand advertising spending, combined with the cost pressures facing customers resulting from other factors, including the cost of paper, have resulted in margin pressures and increased competition in our core businesses.

        Our major competitors in North America are R.R. Donnelley & Sons Company, Quebecor World Inc., American Color Graphics, Valassis Communications, Inc., Harte-Hankes, Inc., News America Marketing, ADVO, Inc., Acxiom Corporation, Experian, Applied Graphics Technologies, Inc., Schawk, Inc., and Southern Graphics, a division of Alcoa. In addition, we compete for advertising dollars with television, radio and other forms of print and electronic media. Vertis Europe's major competitors in premedia are Seven Worldwide, a division of Applied Graphics Technologies, Inc., and The Adplates Group. The U.K. direct mail market, while also fragmented, has certain key players, including Communisis, St. Ives, Polestar and Primecom, who collectively dominate the market.

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

Employees

        As of December 31, 2004, we had approximately 8,000 employees. Most of the hourly employees at our North Brunswick and Newark, New Jersey facilities (approximately 168 employees) are represented by the Paper, Allied Industrial, Chemical and Energy Workers International Union. In addition, approximately 10 employees of our Chicago facilities are represented by the Graphic Communications International Union or the Chicago Typographical Union. We believe we have satisfactory employee and labor relations.

Certain Factors That May Affect Our Business

Our highly leveraged status may impair our financial condition and we may incur additional debt.

        We currently have a substantial amount of debt. As of December 31, 2004, our total consolidated debt was $1,024.0 million, excluding our accounts receivable securitization facility. Our substantial debt could have important consequences for our financial condition, including:

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

        The indentures governing our debt instruments, subject to specified limitations, permit us and our subsidiaries to incur substantial additional debt. In addition, as of December 31, 2004, our senior credit facility would permit us to borrow up to an additional $113.8 million. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

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

  •
  create liens on our assets.

        In addition, our senior credit facility requires us to maintain a minimum Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") amount, as calculated per the credit agreement. For more information about the restrictions and requirements under our senior credit facility, see Note 9 "Long-Term Debt" to our consolidated financial statements included in this Annual Report and "Liquidity and Capital Resources" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet the minimum EBITDA test. We cannot assure you that we will meet this test or that the lenders will waive any failure to meet this test. A breach of any of these covenants would result in a default under our indentures and debt agreements. All of our debt instruments have customary cross-default provisions. If an event of default under our debt instruments occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In that event, we might not have sufficient assets to pay amounts due on our outstanding debt.

The high level of competition in the advertising and marketing services industry could have a negative impact on our ability to service debt, particularly in a prolonged economic downturn.

        The advertising and marketing services industry is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality and servicing the specialized needs of customers. Moreover, rapid changes in information technology may result in more intense competition, as existing and new entrants seek to take advantage of new products, services and technologies that could render our products, services and technologies less competitive or, in some instances, even obsolete. See "Competition" above. Technological advances in digital transmission of data and advertising creation have resulted in the in-house production of advertising content by certain end-users which has had a negative impact on our profitability. In addition, our industry has experienced competitive pricing pressure due to industry over-capacity and changes in product mix favoring simpler formats, both of which primarily affect the margin on our advertising insert and direct mail products. Simpler product formats generally result in increased competition, thereby increasing capacity for our products and services. The competitive pricing pressures and changes in product mix have resulted in a decline in our margins.

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

        We cannot assure you that the demand for our services will continue at current levels. Our clients' demands for our services may change based on their needs and financial condition. In addition, when economic downturns affect particular clients or industry groups, demand for advertising and marketing services provided to these clients or industry groups is often adversely affected. In 2002, the advertising industry posted a relatively modest year-over-year growth in spending of approximately 2%, following a year-over-year decline in advertising spending in 2001, which was the first such decline since WWII. Although 2002 and 2003 represented a partial reversal of the decline in 2001, the rate of year-over-year growth was below historical growth rates dating back to 1990. Advertising growth in 2004 increased by approximately 7% domestically and 6% worldwide, which represents a shift back to the historical growth rates experienced prior to 2001. A substantial portion of our revenue is generated from customers in various sectors of the retail industry, which has been particularly impacted by the recent challenging economic environment. There can be no assurance that economic conditions or the level of demand for our services will improve or that they will not deteriorate. If there is another period of economic downturn or stagnation, our results of operations may be adversely affected.

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

        Federal and state legislatures have passed a variety of laws in recent years relating to direct marketing and related areas. This and similar future legislation, as well as other government actions, could negatively affect direct marketing activities by imposing restrictions on telemarketing and on advertising in certain industries such as tobacco and sweepstakes, increasing the postal rate and tightening privacy regulations. Therefore, they might have a substantial impact on our direct marketing services, which represent over 17% of our consolidated revenues for the twelve months ended December 31, 2004, as we and our customers adjust our behaviors in response to such legislation and government actions.

We rely on key management personnel.

        Our success will depend, in part, on the efforts of our executive officers and other key employees, including Mr. Donald E. Roland and Mr. Dean D. Durbin. Both Mr. Roland and Mr. Durbin have significant years of service in the advertising and marketing industry, including time spent in senior-level positions at our current end-user customer groups. We believe each of Messrs. Roland and Durbin provides us with an in-depth understanding of the needs of our customers and are key to delivering our integrated advertising products and marketing services. In addition, the market for qualified personnel is competitive and our future success will depend upon, among other factors, our ability to attract and retain these key personnel. The loss of the services of any of our key management personnel or the failure to attract and retain employees could have a material adverse effect on our results of operations and financial condition due to disruptions in leadership and continuity of our business relationships.

There can be no assurance that Thomas H. Lee Partners L.P and its affiliates ("THL L.P."), as controlling shareholder, will exercise its control in our best interests as opposed to its own best interests.

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

Production Facilities

        As of December 31, 2004, we owned 13 and leased 44 production facilities, 49 of which are located in the United States, with an aggregate area of approximately 3,800,000 square feet. The leased production facilities have lease terms expiring at various times from 2005 to 2016. We believe that our facilities are suitable and adequate for our business. We continually evaluate our facilities to ensure they are consistent with our operational needs and business strategy. A summary of production facilities is set forth in the table below:

Locations	Square Footage	Lease Term Expiration
North America Locations
Atlanta, GA(1)	94,700	Fee Ownership
Atlanta, GA.	15,588	February 28, 2006
Atlanta, GA.	10,607	March 31, 2008
Bristol, PA.	123,000	Fee Ownership
Carlsbad, CA	17,600	September 30, 2005
Chalfont, PA	320,000	Fee Ownership
Charlotte, NC.	105,400	April 30, 2013
Chicago, IL	38,302	July 31, 2009
Chicago, IL	52,024	May 31, 2011
City of Industry, CA	103,000	September 30, 2006
Clifton Park, NY	9,219	May 31, 2005
Columbus, OH	141,185	December 31, 2014
Dallas, TX	90,000	September 30, 2007
Delray Beach, FL	10,300	May 31, 2005
East Longmeadow, MA.	159,241	February 3, 2006
Elk Grove Village, IL.	80,665	August 31, 2007
Greenville, MI	130,000	Fee Ownership
Harrison, NJ	22,125	May 31, 2010
Irvine, CA	29,825	May 21, 2005
Irving, TX	91,649	November 30, 2012
Lenexa, KS	89,403	Fee Ownership
Long Island City, NY	11,500	August 31, 2006
Manassas, VA	108,120	May 31, 2014
Minnetonka, MN	8,550	August 31, 2006
Monroe Township, NJ	57,987	February 28, 2009
Newark, NJ	22,692	December 31, 2007
Newark, NJ	23,000	Fee Ownership
New York, NY	6,500	July 31, 2006
New York, NY	9,000	September 30, 2005
Niles, MI.	90,000	Fee Ownership
North Brunswick, NJ	173,232	Fee Ownership
North Haven, CT	30,600	December 27, 2007

Pomona, CA	144,542	May 31, 2006
Portland, OR	125,250	October 31, 2007
Richmond, VA.	4,600	June 30, 2009
Riverside, CA	84,000	Fee Ownership
Rochester, NY	80,000	Fee Ownership
Sacramento, CA	57,483	Fee Ownership
Salt Lake City, UT	103,600	August 31, 2009
San Antonio, TX.	67,900	Fee Ownership
San Antonio, TX.	7,927	March 31, 2008
San Francisco, CA.	30,000	June 14, 2005
San Francisco, CA.	3,200	June 14, 2005
San Leandro, CA	143,852	August 31, 2005
Saugerties, NY.	225,000	Fee Ownership
Scottsdale, AZ	7,184	April 30, 2005
St. Louis, MO	38,782	May 30, 2006
St. Louis, MO	30,300	December 31, 2006
Tampa, FL.	72,418	December 31, 2008
Europe Locations:
Croydon, UK.	50,004	December 25, 2008
Croydon, UK.	6,223	December 24, 2013
Leicester, UK.	58,105	January 23, 2006
Leicester, UK.	35,115	September 28, 2007
Leicester, UK.	34,000	March 11, 2013
London, UK.	17,429	November 29, 2008
London, UK.	12,356	June 20, 2016
Swindon, UK.	180,000	June 25, 2014

(1)
Comprised of two adjacent facilities.

Sales Offices and Other Facilities

        We maintain a large number of facilities for use as sales offices and other administrative purposes. All but two of the sales offices and other facilities are leased, with lease terms expiring at various times from 2005 to 2008.

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

ITEM 4    SUBMISSION OF VOTE TO SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Not applicable.

ITEM 6    SELECTED FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data for Vertis and its subsidiaries as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The historical data for the three-year period ended December 31, 2004 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The historical data for the two-year period ended December 31, 2001 has been derived from our audited consolidated financial statements not included herein.

        EBITDA is included in this Annual Report as it is the primary measure we use to evaluate our performance. EBITDA, as we used it for this purpose, represents net (loss) income, plus:

  •
  Interest expense (net of interest income),

  •
  Income tax expense (benefit), and

  •
  Depreciation and amortization of intangibles.

        We present EBITDA here to provide additional information regarding our performance and because it is the measure by which we gauge the profitability and assess the performance of our segments. EBITDA is not a measure of financial performance in accordance with accounting principles generally accepted in the United States of America ("GAAP"). You should not consider it an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, net (loss) income, is set forth in footnote (11) below.

        You should read the following selected historical consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the

related historical consolidated financial statements and related notes included elsewhere in this Annual Report.

Year ended December 31,
(in thousands)
2004	2003	2002	2001	2000
Operating data:
Net sales	$1,645,051	$1,585,909	$1,675,231	$1,851,058	$1,986,422
Operating income	104,148	(1)	83,301	(2)	123,464	(3)	70,611	(4)	123,281	(5)
Interest expense, net(6)	132,809	136,557	134,374	132,816	150,032
Loss before income tax expense (benefit) and cumulative effect of accounting change	(76,346)	(47,496)	(14,260)	(76,435)	(32,113	)(7)
Loss before cumulative effect of accounting change	(11,133)	(95,925)	(11,781)	(54,863)	(25,212)
Cumulative effect of accounting change, net	108,365	(8)
Net loss	(11,133)	(95,925)	(120,146)	(54,863)	(25,212)
Balance sheet data (at year end):
Working capital(9)	$(72,738)	$(60,606)	$(18,515)	$(34,898)	$(27,294)
Net property, plant and equipment	379,438	401,820	445,493	495,106	523,076
Total assets	1,049,795	1,147,498	1,134,998	1,337,346	1,455,048
Long-term debt (including current portion)	1,024,048	1,051,950	1,093,068	1,162,087	1,112,675
Accumulated deficit	(753,661)	(742,512)	(646,579)	(526,442)	(464,521)
Other stockholder's equity	405,101	400,314	396,587	378,625	383,230
Common stockholder's (deficit) equity	(348,560)	(342,198)	(249,992)	(147,817)	(81,291)
Other data:
Capital expenditures	$51,001	$44,111	$43,854	$71,158	$142,744	(10)
Cash flows provided by operating activities	47,545	89,046	96,719	130,370	69,502
Cash flows used in investing activities	18,992	40,903	41,412	67,559	135,502
Cash flows (used in) provided by financing activities	(29,608)	(53,176)	(68,376)	(50,619)	58,268
EBITDA(11)	131,488	172,683	100,990	160,731	215,463
Dividends to parent	7,054	114,340
Ratio of earnings to fixed charges	—	(12)	—	(12)	—	(12)	—	(12)	—	(12)

(1)
Includes $6.9 million of restructuring expenses.

(2)
Includes $15.2 million of restructuring expenses.

(3)
Includes $19.1 million of restructuring expenses.

(4)
Includes $42.2 million of restructuring expenses.

(5)
Includes $21.4 million of restructuring and asset impairment charges.

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

(9)
In 1996, we entered into a six-year agreement to sell certain trade accounts receivable of certain subsidiaries. In December 2002, this agreement, as amended, expired and we entered into a new three-year agreement terminating in November 2005. The agreement allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. We sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary, however, we maintain an interest in the receivables and are still responsible for the servicing and collection of those accounts receivable. The amount sold under these facilities, net of retained interest, was $130.0 million at December 31, 2004, $122.5 million at December 31, 2003, $125.9 million at December 31, 2002, and $130.0 million as of December 31, 2001 and 2000. These amounts are reflected as reductions of Accounts receivable, net on our consolidated balance sheet included in this Annual Report.    See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements."

(10)
Includes $36.2 million for new presses to accommodate the marketing needs of new advertising insert customers, $6.2 million for one-time implementation expenditures for software systems and $10.2 million of expenditures to buy out operating leases.

(11)
A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, net (loss) income, is provided as follows:

(in thousands)	2004	2003	2002	2001	2000
Net (loss) income	$(11,133)	$(95,925)	$(120,146)	$(54,863)	$(25,212)
Interest expense, net	132,809	136,557	134,374	132,816	150,032
Income tax (benefit) expense	(65,213)	48,429	(2,479)	(21,572)	(6,901)
Depreciation and amortization of intangibles	75,025	83,622	89,241	104,350	97,544

EBITDA	$131,488	$172,683	$100,990	$160,731	$215,463

(12)
Earnings were inadequate to cover fixed charges by $76.4 million, $47.8 million, $14.3 million, $76.9 million and $33.7 million for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively. Net loss for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, includes $75.0 million, $83.6 million, $89.2 million, $104.4 million and $97.5 million, respectively, of non-cash depreciation and amortization expense.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section provides a review of the financial condition and results of operation of Vertis during the three years ended December 31, 2004. The analysis is based on the consolidated financial statements and related notes that are included elsewhere in this Annual Report, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

        In 2002, the advertising industry posted a relatively modest year-over-year growth in spending of approximately 2%, following a year-over-year decline in advertising spending in 2001, which was the first such decline since WWII. Although 2002 and 2003 represented a partial reversal of the decline in 2001, the rate of year-over-year growth was below historical growth rates dating back to 1990. Advertising growth in 2004 increased by approximately 7% domestically and 6% worldwide, which represents a shift back to the historical growth rates experienced prior to 2001. This improvement in year-over-year advertising spending in 2004 is reflected in the increase in volume for our inserts and direct mail platforms in 2004 as compared to 2003.

        Our operating results for 2004 were favorably impacted by increased volume for our direct mail and insert products and services in North America, albeit at lower pricing. Pricing includes the impact on revenue and earnings of product, customer, and equipment mix as well as competitive pricing pressures. Product mix includes format changes to simpler products in an effort by retailers and other customers to reduce costs. Additionally, over the three year period ended December 31, 2004, we believe that the introduction of new technologies, continued excess capacity in the industry, consolidation in our customer's markets, and softness in traditional brand advertising spending, combined with the cost pressures facing customers resulting from other factors have resulted in margin pressures and increased competition in our core businesses. We expect these influences on our operating performance to continue until overall market conditions and capacity utilization stabilize. We expect some of the market conditions we experienced in the fourth quarter will linger into 2005. As such, we continue to lower our overall operating costs in spite of increases in energy costs, freight, repairs and maintenance and contract services. To address the issues facing our customers and the impacts on our operating performance, we consolidated the North America Sales team under the direction of a Senior Vice President of Sales for Vertis North America who joined the Company in the fourth quarter of 2004. We expect the new sales organization will improve our sales efficiency and deliver top-line growth.

        As a result of the above, our North America segment posted year-over-year growth, which was partially offset by a decline at Vertis Europe where excess capacity and lower spending by traditional direct mail users and other advertisers negatively impacted our performance.

        Through the first nine months of 2004, our net sales were $1,196.0 million, a $56.5 million or 5.0% increase over net sales of $1,139.5 million through September 30, 2003. Excluding the $44.0 million non-cash loss resulting from the termination of real estate leasehold interests in 2004, as discussed below, and the $10.1 million insurance proceeds in 2003, EBITDA through September 30, 2004 would have been $124.5 million, a $20.8 million or 20.1% over EBITDA of $103.7 million through September 30, 2003. The EBITDA growth through September 30 was due to improved performance in our North America segment, partially offset by a decline in our European segment. In the fourth quarter of 2004, net sales and EBITDA amounted to $449.1 million and $50.9 million, respectively, compared to $446.4 million and $58.9 million, respectively, in the fourth quarter of 2003. The decline in fourth quarter EBITDA of $8.0 million, or 13.6%, was due to continued weak demand in our European business, which negatively impacted EBITDA by $5.7 million, of which virtually the entire amount was experienced in the direct mail business. The balance of the quarter-over-quarter decline was the result of lower pricing, including product, customer, and equipment mix changes and, to a lesser extent, lower volume in our direct mail business partially offset by a modest increase in insert volume and lower costs, including lower restructuring costs.

        Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs. These actions have resulted in the Company incurring approximately $108.1 million in restructuring charges since 1999.

        On December 22, 2004, the Company entered into a $200 million, four-year revolving credit agreement (the "Credit Facility"). The Credit Facility replaces the $250 million revolving credit facility that was to expire in December 2005 (the "Prior Credit Facility"). The Prior Credit Facility was repaid in full and terminated concurrent with the closing of the Credit Facility.

        Liquidity continues to be a primary focus for the Company. The Company has approximately $113.8 million available to borrow under the Credit Facility, its primary source of funds. By terminating the Prior Credit Facility and entering into the Credit Facility, the Company has increased its financial flexibility by eliminating leverage and interest rate coverage covenants. Under the Credit Facility, the Company is subject to a minimum EBITDA covenant requiring the Company to maintain EBITDA, as defined by the Credit Facility, of $160 million on a trailing twelve-month basis. As of December 31, 2004, the Company was in compliance with all of its covenants, financial or otherwise. While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum EBITDA required under the covenant. Based upon the latest projections for 2005, including results from January, we believe we will be in compliance in the upcoming year.

        The Company continues to be highly leveraged. However, as a result of the refinancing of the Company's revolving credit facility and other refinancings over the last few years, no significant debt repayments are due until 2008 and beyond. This, combined with the elimination of the leverage and interest rate covenants as discussed above, has allowed the Company to restructure the business and focus on improving operations.

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

        Capital expenditures amounted to approximately $51.0 million, $44.1 million and $43.9 million in 2004, 2003 and 2002, respectively. Capital spending has been directed toward projects that improve efficiency, maintain our infrastructure, and upgrade our equipment base. We expect the level of capital expenditures in 2005 to be relatively consistent with the 2004 level of capital expenditures.

        A large portion of the Company's revenue is generally seasonal in nature. However, our efforts to expand our other product lines as well as expand the market for our advertising inserts to year-round customers, have reduced the overall seasonality of our revenues. Of our full year 2004 net sales, 23.6% were generated in the first quarter, 24.1% in the second, 25.0% in the third and 27.3% in the fourth. Profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at full capacity during the fourth quarter holiday production season. On the other hand, lower volume negatively impacts margins since we are not able to fully leverage fixed depreciation, amortization and interest costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first.

Restructuring

        In 2002, the Company planned and implemented two restructuring programs (the "2002 Programs"). In the first quarter of 2002, under the 2002 Programs, two Vertis Europe facilities were combined and ten employees were terminated resulting in severance of $0.7 million, facility closure costs of $1.6 million and losses on disposition of assets of $0.2 million. The North America portion of the 2002 Programs resulted in a reduction in work force of approximately 530 employees, which resulted in a severance charge of $8.0 million and the closure of five facilities, which resulted in a charge of $7.0 million including $4.9 million in losses on the disposition of assets at the closed facilities and an offsetting adjustment of $1.3 million to adjust the 2001 estimated restructuring accrual. Additionally, the Company recorded $1.6 million of other charges, which are primarily legal fees and the cost of leased equipment no longer needed due to the North America restructurings.

        The Company began a restructuring program in the U.S. and the U.K. in the third quarter of 2003 (the "2003 Program"), the execution of which was complete as of June 2004. The 2003 Program included the closure of facilities, some of which were associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. As of December 31, 2003, costs associated with the 2003 Program were $19.2 million (net of estimated sublease income of $7.7 million) of which approximately $3.0 million are non-cash costs. The Vertis Europe portion of the 2003 Program was complete as of December 31, 2003. The Vertis North America portion of the 2003 Program was complete as of the second quarter of 2004, however an adjustment to restructuring expense of $3.0 million was made in December 2004 as the amount of facility closure costs expected to be paid was recalculated based on a revised assumption of estimated sublease income.

        In 2003 Vertis North America recorded, under the 2003 Program, $4.7 million in severance costs due to headcount reductions of 200 employees, $6.9 million in facility closure costs and $3.0 million in asset write-offs related to the closure of five facilities. Additionally, Vertis Europe recorded $0.6 million in severance costs in 2003, under the 2003 Program, due to headcount reductions of 14 employees related to the closure of one facility and the consolidation of several subsidiaries into one entity.

        Vertis Europe began a new restructuring program in the second quarter of 2004 (the "2004 Program") that included planned staffing reductions totaling approximately 184 employees. The 2004 Program was substantially complete as of December 31, 2004. Additionally, in 2004 the Company announced an amendment of an executive level employment agreement at the Vertis corporate office resulting in an estimated total cost of $1.2 million.

        In the twelve months ended December 31, 2004, under the 2003 Program, Vertis North America recorded $0.5 million in severance costs due to headcount reductions of approximately 50 employees, and $3.5 million in facility closure costs. In 2004, Vertis Europe recorded $2.3 million in severance costs under the 2004 Program associated with the termination of 184 employees and $0.1 million in facility closure costs associated with the 2002 Programs. Additionally, in the fourth quarter of 2004, $0.5 million of costs were recorded related to the amendment of an executive level employment agreement at the Vertis Corporate office. The remainder of the costs will be recorded in 2005.

        In connection with these actions, we recorded $6.9 million, $15.2 million, and $19.1 million of restructuring charges in the years ended December 31, 2004, 2003 and 2002, respectively. We expect to pay $4.1 million of the accrued restructuring costs in 2005 and the remainder, approximately $5.0 million, by 2011. For more information about our restructuring charges, see Note 2 of our consolidated financial statements included in this Annual Report.

Factors Affecting Comparability

        Several factors can affect the comparability of our results from one period to another. Primary among these factors are the cost of paper, changes in business mix, the timing of restructuring expenses and the realization of the associated benefits.

        The cost of paper is a principal factor in our pricing to certain customers since a substantial portion of net sales includes the cost of paper. Therefore, changes in the cost of paper and changes in the proportion of paper supplied by our customers significantly affects our revenue generated from the sale of advertising insert and direct mail products, both of which are products where paper is a substantial portion of the costs of production. Changes in the cost of paper do not materially impact our net earnings since we are generally able to pass on increases in the cost of paper to our customers, while decreases in paper costs generally result in lower prices to customers.

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

        Also affecting the comparability of the results from year-to-year are the following items:

  •
  $44.0 million loss in September 2004 from the termination of our leasehold interest in real estate properties, as previously discussed

  •
  $10.1 million insurance recovery in 2003 from a settlement to the legal proceeding arising from a life insurance policy which covered the former chairman of Vertis Holdings

  •
  $67.4 million tax valuation allowance recorded in 2003 on deferred tax assets, and

  •
  $108.4 million charge in 2002 for the cumulative affect of accounting change resulting from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles".

        You should consider all of these factors in reviewing the discussion of our operating results.

Results of Operations

        The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows.

	Year ended December 31,			Percentage of Sales
	2004	2003	2002	2004	2003	2002
	(in thousands)
Net sales	$1,645,051	$1,585,909	$1,675,231	100.0%	100.0%	100.0%

Costs of production	1,281,952	1,226,420	1,256,316	77.9%	77.3%	75.0%
Selling, general and administrative	177,025	177,323	187,119	10.8%	11.2%	11.2%
Restructuring charges	6,901	15,243	19,091	0.4%	1.0%	1.1%
Depreciation and amortization of intangibles	75,025	83,622	89,241	4.6%	5.3%	5.3%

Total operating costs	1,540,903	1,502,608	1,551,767	93.7%	94.7%	92.6%

Operating income	104,148	83,301	123,464	6.3%	5.3%	7.4%

Other data:
Cash flows provided by operating activities	$47,545	$89,046	$96,719
Cash flows used in investing activities	18,992	40,903	41,412
Cash flows used in financing activities	29,608	53,176	68,376
EBITDA	131,488	172,683	100,990	8.0%	10.9%	6.0%

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

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Net loss	$(11,133)	$(95,925)	$(120,146)
Interest expense, net	132,809	136,557	134,374
Income tax (benefit) expense	(65,213)	48,429	(2,479)
Depreciation and amortization of intangibles	75,025	83,622	89,241

EBITDA	$131,488	$172,683	$100,990

Results of Operations—2004 compared to 2003

  Net Sales

        For the year ended December 31, 2004, our consolidated net sales increased $59.2 million, or 3.7%, from $1,585.9 million in 2003 to $1,645.1 million in 2004.

        At Vertis North America, net sales increased $57.8 million, or 4.0%, from $1,448.5 million for the year ended December 31, 2003 to $1,506.3 million for the year ended December 31, 2004. The increase in net sales of our North America segment was due to a number of factors, as follows.

  •
  $58.7 million primarily due to an increase in the pass-through cost of paper.

  •
  Volume improvements in our insert and direct mail platforms, aggregated $24.8 million.

  •
  Lower pricing, which includes product, customer, and equipment mix changes aggregated $19.9 million. Generally, competitive price pressures exist in periods when our customers reduce spending, and change product types to reduce their overall cost of advertising, which will have a downward impact on our net sales. Product mix changes also reflect shifts by our customers from more complex direct mail products, such as highly personalized pieces and pieces that require complex configurations, to less complex products, which lower our customers' advertising costs and, consequentially, our net sales. In the direct mail business, the increased use of simpler products by our customers has also resulted in increased competition.

  •
  Declines in our premedia platform totaled $11.1 million due to advertisers performing more work in-house and by increased competition in the industry due to advances in technology leading to more entries into the premedia market.

  •
  $5.4 million resulting from our TNN business unit, which was acquired in June 2003.

        At Vertis Europe, net sales for the year ended December 31, 2004, were $138.7 million, an increase of $1.3 million, or 0.9%, compared to 2003 net sales, which totaled $137.4 million. Excluding the impact of the foreign exchange rate fluctuation, aggregating $14.9 million, Vertis Europe's net sales were down $13.6 million. Approximately 63% of the decline was the result of competitive pressure and lower volume for premedia products and services, with the balance due to a decline in our European direct mail business.

        See also "Segment Performance" for a discussion of EBITDA by segment.

  Operating Expenses (Income)

        For the year ended December 31, 2004, our consolidated costs of production increased $55.6 million, or 4.5%, from $1,226.4 million in 2003 to $1,282.0 million in 2004. The increase in paper and ink consumed represents $53.0 million, or 95% of the increase in costs of production for the year ended December 31, 2004. The remainder of the increase in costs of production reflects increases in energy costs, freight, repairs and maintenance and contract services offset by decreases in staffing costs, particularly direct labor, group insurance and the cost of other materials used in the production process.

        Restructuring charges for the year ended December 31, 2004 totaled $6.9 million. The comparable 2003 period included restructuring charges of $15.2 million. The Vertis North America restructuring charges in 2004 are comprised of $0.5 million in severance costs due to headcount reductions of approximately 50 employees, and $3.5 million in facility closure costs. In 2004, Vertis Europe recorded $2.3 million in severance costs due to headcount reductions of approximately 184 employees and $0.1 million in facility closure costs associated with the restructuring program implemented in 2002. Additionally, in the fourth quarter of 2004, $0.5 million of costs were recorded related to an amendment of an executive level employment agreement at the Vertis Corporate office.

  Other Expenses (Income)

        Interest expense, net decreased $3.7 million in the year ended December 31, 2004 as compared to 2003. Included in the 2003 interest amount was $11.0 million of deferred financing fees write-off in connection with the retirement of the Term A and B loans, as well as $6.6 million in interest expense recorded on these loans prior to their write off in June 2003. In 2004, we recorded a full year of interest expense, $34.1 million, on the 9 3/4% senior secured second lien notes which were issued in June 2003 as compared to seven months of interest expense, $19.4 million, in 2003. This $14.7 million increase in interest expense was more than offset by the $17.6 million decrease from the prior year associated with the 2003 amounts discussed above. See Note 9 to our consolidated financial statements included in this Annual Report for further discussion of debt and related transactions.

        The $53.5 million year-over-year change in other, net from $5.8 million of income in 2003 to $47.7 million of expense in 2004 is primarily due to the $44.0 million non-cash loss associated with the termination of the Company's leasehold interest in the properties as discussed in the "Executive Summary" section above, and the $10.1 million recovery recorded in 2003 received from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc. For a more detailed discussion of the other miscellaneous components of Other, net see Note 16 to our consolidated financial statements included in this Annual Report.

  Net Loss

        Net loss for the year ended December 31, 2004 was $11.1 million, a decrease of $84.8 million, or 88.4%, compared to a net loss of $95.9 million for the year ended December 31, 2003. During 2004, we recorded a tax benefit of $65.2 million of which $66.7 million was the result of the termination of our leasehold interest in the real estate properties as discussed above. Included in the 2003 net loss is an increase of $67.4 million in the tax valuation allowance on deferred tax assets (see "Other Factors" below). Loss before income taxes increased from the comparable prior year period by $28.9 million. This increase is a result of the aforementioned changes in net sales and costs, as discussed above.

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

        At Vertis North America, EBITDA amounted to $188.8 million for the year ended December 31, 2004, an increase of $24.5 million, or 14.9%, compared to $164.3 million in the comparable 2003 period. The increase reflects the increase in direct mail and insert volume of $15.4 million, partially offset by the decline in pricing, including the impact of product, customer, and equipment mix changes, aggregating $6.9 million. The changes in net sales in our premedia products and services resulted in a decline in EBITDA of $2.7 million. EBITDA growth includes lower operating and restructuring costs of $8.0 million and $10.4 million, respectively.

        At Vertis Europe, an EBITDA loss of $2.0 million for the year ended December 31, 2004, represents a decline in EBITDA of $10.5 million as compared to EBITDA of $8.5 million in the comparable prior year. The decline was the result of lower net sales and an increase in restructuring costs of $1.8 million.

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

  •
  A decline in the pass-through cost of paper amounting to $5.5 million.

  •
  Volume declines for our insert and direct mail platforms, aggregated $21.3 million.

  •
  A decline in pricing which includes product, customer and equipment mix change for insert and direct mail products of $35.0 million. This decline was the result of competitive pricing pressure, changes in product mix toward simpler formats and declines in other pass-through costs such as ink and contract services.

  •
  The above declines were partially offset by increases in net sales of $3.4 million arising from our advertising production capabilities and other items.

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

  Operating Expenses (Income)

        For the year ended December 31, 2003, our consolidated costs of production decreased $29.9 million, or 2.4%, from $1,256.3 million in 2002 to $1,226.4 million in 2003. The cost of paper and ink consumed represents $13.7 million and $3.5 million, respectively, of the decline in costs of production for the year ended December 31, 2003. The balance of the decline in costs of production reflects the decline commensurate with the noted declines in net sales, cost management of variable and fixed costs and the ongoing efforts to improve operating efficiencies.

        Selling, general and administrative expenses decreased $9.8 million, or 5.2%, from $187.1 million in 2002 to $177.3 million in 2003. The decline was largely the result of lower staffing-related costs and includes the benefits of the Company's restructuring activities. Selling, general and administrative expenses were 11.2% of net sales in both 2003 and 2002.

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

        The year-over-year increase in other, net of $9.1 million is primarily due to a $10.1 million recovery in 2003 from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc., offset by a $1.1 million adjustment to record the changes in the interest rate swap agreement (see Note 9 to our consolidated financial statements included in this Annual Report.

  Net Loss

        Net loss for the year ended December 31, 2003 was $95.9 million, a decrease of $24.2, or 20.1%, compared to a net loss of $120.1 million for the year ended December 31, 2002. Included in the 2003 net loss is an increase of $67.4 million in the tax valuation allowance on deferred tax assets (see "Other Factors" below). Included in the 2002 net loss is a $108.4 million charge for the cumulative effect of accounting change resulting from our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles" (see "New Accounting Pronouncements" below). Loss before income tax expense and cumulative effect of accounting change for the year ended December 31, 2003 increased from the comparable prior year period by $33.2 million. This increase is a result of the aforementioned changes in net sales and costs, as discussed above.

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

        At Vertis North America, EBITDA amounted to $164.3 million for the year ended December 31, 2003, an increase of $45.0 million, or 37.7%, compared to $119.3 million in the comparable 2002 period. The increase in 2003 was largely due to the $86.6 million impairment loss recorded in January 2002 to reduce the carrying value of Vertis North America goodwill in accordance with SFAS 142 (see "—New Accounting Pronouncements" below). Excluding the impact of this adjustment, EBITDA in North America would be down $41.6 million, or 20.2%, as compared to 2002. The decline was largely a result of competitive pricing pressures including changes in product mix toward simpler formats, and to a lesser extent reductions in volume, amounting to $27.4 million and $9.2 million, respectively.

        At Vertis Europe, EBITDA of $8.5 million for the year ended December 31, 2003, represents an increase of $17.1 million as compared to an EBITDA loss of $8.6 million in the comparable prior year. The majority of the increase in 2003, $21.8 million, reflects the impairment loss recorded in

January 2002 to reduce the carrying value of the Vertis Europe goodwill in accordance with SFAS 142 (see" -New Accounting Pronouncements" below). Excluding the impact of this adjustment, EBITDA in Europe would be down $4.7 million, or 35.6%, as compared to 2002 due to the poor direct mail conditions. In addition, costs were higher in 2003, largely due to increased selling costs to develop and expand our product offering in response to the sluggish direct mail market, offset by the $1.5 million positive impact of the change in foreign currency exchange rates.

Liquidity and Capital Resources

Sources of Funds

        We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

        We believe that the facilities in place, as well as our cash flows, will be sufficient to meet operational needs (including capital expenditures, restructuring costs and interest payments) for the next twelve months and beyond. At December 31, 2004, we had approximately $113.8 million available to borrow under our revolving credit facility. There can be no assurance, however, that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt. In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

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

        We are currently under examination by the Internal Revenue Service in the United States. We believe we have adequate provisions for all open years.

        Items that could impact our liquidity are described below.

  Contractual Obligations

        The following table discloses aggregate information about our contractual obligations as of December 31, 2004 and the periods in which payments are due:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(in thousands)
Long-term debt	$1,024,048	$6	$7	$1,024,035	$
Interest Payments (1)	510,304	111,809	223,619	174,876
Operating leases	146,349	33,057	52,671	27,506		33,115

Total contractual cash obligations	$1,680,701	$144,872	$276,297	$1,226,417		$33,115

(1)
Interest payments relate only to the interest on the Company's debt for which the interest rate is fixed. The amount excludes interest owed under the Company's revolving credit facility, for which the interest rate fluctuates. For further discussion, see Note 9 to the consolidated financial statements included in this Annual Report. The balance of the revolving credit facility at December 31, 2004 was $48.8 million and the weighted-average interest rate was 7.56%.

        The Company has contracts covering the purchases of paper, ink and press supplies, i.e. plates, blankets solutions. These contracts, which range from 1 to 8 years in length, include target minimum quantities and prices. All of these agreements allow for shortfalls of purchase minimums to be made up over the life of the contract. In addition, each of the agreements allows for the reduction in obligations for a decline in volume experienced by Vertis, and all have competitive pricing clauses, whereby suppliers' prices must remain competitive in the market or the purchase minimums can be adjusted. Because of these variable factors, the amounts are not included in the table above.

  Debt Financing

        On December 22, 2004, we entered into a $200 million, four-year revolving credit agreement (the "Credit Facility") consisting of a multicurrency revolving credit facility of up to $200 million that provides for issuances of up to $45 million in letters of credit and borrowings of up to $150 million in alternate currencies. The Credit Facility matures December 22, 2008 with no repayment of principal until maturity. The Credit Facility replaces the $250 million revolving credit facility that was to expire in December 2005 (the "Prior Credit Facility"). The Prior Credit Facility was terminated on December 22, 2004 and the outstanding balance, totaling $102.9 million, was repaid in full using funds from the Credit Facility. No early termination penalties were incurred.

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

        Our Credit Facility, the 9 3/4% notes, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of us or the capital stock of our restricted subsidiaries. Substantially all of our assets are pledged as collateral for the outstanding debt under our senior credit facility. All of our debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility includes a minimum EBITDA covenant requiring the Company to maintain EBITDA of $160 million. The EBITDA amount used in this covenant calculation is not equivalent to the amount included in this Annual Report on Form 10-K, but rather is net of adjustments to exclude certain items as defined in the credit agreement.

For the year ended December 31, 2004, our EBITDA as calculated under the credit agreement is $186.0 million. If we are unable to maintain this minimum EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility. At December 31, 2004, we were in compliance with its debt covenants.

        While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum EBITDA required under the covenant. Based upon the latest projections for 2005, including actual results for January, we believe we will be in compliance in the upcoming year. For further information on our long-term debt, see Note 9 to the consolidated financial statements included elsewhere in this Annual Report.

  Off-Balance Sheet Arrangements

        In December 2002, we entered into a three-year agreement, expiring in November 2005, to sell substantially all trade accounts receivable generated by our subsidiaries in the U.S. (the "A/R Facility") through the issuance of $130.0 million variable rate trade receivable backed notes. This agreement replaced a similar previous agreement that expired in December 2002, whereby the proceeds from the A/R Facility were used to retire the certificates issued under the previous agreement.

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $3.2 million in both 2004 and 2003. These proceeds are fully offset by servicing costs.

        At December 31, 2004 and 2003, accounts receivable of $130.0 million and $122.5 million, respectively, had been sold under the facilities and, as such, are reflected as reductions of accounts receivable. At December 31, 2004 and 2003, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $58.0 million and $53.2 million, respectively, which is included in Accounts receivable, net on the balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,558.4 million and $1,476.5 million in 2004 and 2003, respectively.

        Fees for the program under the A/R Facility vary based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 90 basis points. The loss on sale, which approximated fees, totaled $3.1 million in 2004, $2.6 million in 2003 and $2.8 million in 2002, and is included in Other, net.

        We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

  Working Capital

        Our current liabilities exceeded current assets by $72.7 million at December 31, 2004 and by $60.6 million at December 31, 2003. This represents a decrease in working capital of $12.1 million for the year ended December 31, 2004. The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility. We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility. After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables. Therefore, if we add back the accounts receivable of $130.0 million and $122.5 million sold under the A/R Facility as of December 31, 2004 and 2003, respectively, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at December 31, 2004 and December 31, 2003 would have been $57.3 million and $61.9 million, respectively. The ratio of current assets to current liabilities as of December 31, 2004 was 0.78 to 1 (1.17 to 1, excluding the impact of the A/R Facility) compared to 0.81 to 1 as of December 31, 2003 (1.19 to 1, excluding the impact of the A/R Facility).

        The decrease in working capital was due primarily to fluctuations in operating assets and liabilities, mainly accounts receivable and accounts payable.

Summary of Cash Flows

  Cash Flows from Operating Activities

        Net cash provided by operating activities in 2004 decreased by $41.5 million from the 2003 level. Adjusted for the increase (decrease) in outstanding checks drawn on controlled disbursement accounts, which are classified as a financing activity, net cash provided by operating activities decreased $38.4 million in 2004. This is principally the result of a use of cash in accounts payable of $19.7 million versus a source of cash of $11.8 million in 2003.

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

  Cash Flows from Investing Activities

        Net cash used for investing activities in 2004 decreased by $21.9 million when compared to 2003, primarily due to proceeds of $31.1 million from the termination of our leasehold interest in real estate properties (see "Sources of Funds" above) offset by a $6.9 million increase in capital expenditures in 2004 and a $2.4 million decrease in proceeds from the sale of property, plant and equipment.

        Net cash used for investing activities in 2003 remained relatively consistent when compared with 2002. Capital expenditures increased a modest $0.3 million, offset by an increase in proceeds from sale of property, plant and equipment of $0.9 million.

  Cash Flows from Financing Activities

        In December 2004, we entered into a $200 million, four-year revolving credit agreement and terminated the Prior Credit Facility, repaying the outstanding balance of $102.9 million using funds from the Credit Facility. In connection with the transaction, we wrote-off $1.8 million in unamortized deferred financing fees associated with the Prior Credit Facility. Net cash used in financing activities decreased in 2004 by $23.6 million as compared to 2003, which included the debt transactions as discussed below.

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

Other Factors

        During 2004, we recorded a tax benefit of $65.2 million of which $66.7 million was the result of the termination of the Company's leasehold interest in the real estate properties as mentioned above. The activities undertaken in 2004, including this transaction, reduced our federal net operating loss carryforwards by $117.6 million from $277.3 million to $159.7 million. The remaining carryforwards expire beginning in 2007 through 2025.

        Our valuation allowance was also reduced as a part of the transaction discussed above. The valuation allowance, which was $74.4 million at the beginning of 2004, was reduced by $33.9 million to $40.5 million at the end of 2004. The valuation allowance reserves the portion of the net operating losses and tax credit carryforwards that will not be offset by reversing taxable temporary differences. These carryforwards may still be used to offset taxable income in future years, thereby lowering our cash tax obligations. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

New Accounting Pronouncements

        In November 2004, the FASB issued SFAS No.151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The adoption of this Statement is not expected to have a material impact on our consolidated financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payments" ("SFAS 123R") which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their grant date fair values. The proforma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, companies must determine the transition method, either retroactive or prospective, to be used at the date of adoption; the appropriate fair value model to be used for valuing share-based payments; and the amortization method for compensation cost. The provisions of this Statement shall be effective for the Company in the third quarter of 2005. We are currently evaluating the provisions of this Statement and have not yet determined the impact that this Statement will have on our results of operations or financial position.

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

  Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make payments. If actual customer payments are less than our estimates, we would need to increase the allowance for doubtful accounts, which would adversely affect our results of operations. See the Financial Statement Schedule, which accompanies the Financial Statements in this Annual Report on Form 10-K, for a history of our charges to the allowance for doubtful accounts and write-offs taken over the three year period ended December 31, 2004.

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

        We determined the discount rate using a measurement date of December 31, 2004. The weighted average discount rate assumed in 2004 was 5.75%. We developed our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans' assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets as follows: 60% for equity and 40% for fixed income securities. We assumed returns of 9%-10.2% for the equity securities and 6.5% for fixed income securities.

ITEM 7A    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Information

        Our primary exposure to market risks relates to interest rate fluctuations on variable rate debt, which bears interest at both the US Prime rate and the Britain Prime rate. Generally, our exposure to foreign currency exchange rate fluctuations is immaterial as foreign operations are a small proportion of the total company and foreign currency borrowings act as a natural hedge against fluctuations in net asset values.

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

Quantitative Information

        At December 31, 2004, 15.4% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable).

        If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended December 31, 2004 by approximately $1.2 million.

        For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at December 31, 2004 and does not provide for changes in borrowings that may occur in the future.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Index to the consolidated financial statements and schedule on Page F-1 for our consolidated financial statements and notes thereto and supplementary schedule.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A    CONTROLS AND PROCEDURES

        The Company has carried out an evaluation under the supervision and with the participation of Vertis' management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2004. No changes were made in our internal controls or in other factors during the fourth quarter of 2004 that could significantly affect these controls.

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF VERTIS

        The following table sets forth certain information regarding the directors and executive officers of Vertis.

Name	Age	Positions
Donald E. Roland	62	Chairman and Chief Executive Officer
Dean D. Durbin	52	President and Chief Financial Officer
Herbert W. Moloney III	54	Chief Operating Officer—Vertis North America
Adriaan Roosen	53	Managing Director—Vertis Europe
David P. Colatriano	42	Group President
Thomas R. Zimmer	56	Group President
John V. Howard, Jr.	43	Chief Legal Officer and Secretary
Catherine S. Leggett	54	Senior Vice President—Human Relations
Joe M. Scott	62	Senior Vice President—Sales—Vertis North America
Gary L. Sutula	60	Chief Information Officer
Austin M. Beutner	44	Director
Ciara A. Burnham	38	Director
Anthony J. DiNovi	42	Director
Thomas H. Lee	60	Director
Soren L. Oberg	34	Director
Michael S. Rawlings	50	Director
Scott M. Sperling	47	Director

        Donald E. Roland has been Chief Executive Officer of Vertis and a Director of Vertis since June 2000 and has been Chairman since April 2, 2001. Prior to June 2000, Mr. Roland was the President since October 1994 and, in addition since June 1995, Chief Executive Officer of TC Advertising. Mr. Roland joined Treasure Chest Advertising Company, Inc. ("TC Advertising"), one of our former operating units, in 1983 as Senior Vice President of Operations and became Executive Vice President in 1993. Prior to joining TC Advertising, he was at Times Mirror Press, the commercial printing division of the Los Angeles Times. In his 17 years at Times Mirror Press, Mr. Roland held numerous management positions including Director of Computer Graphics and Vice President of Operations. Mr. Roland is on the Board of Directors of the University of Maryland, Baltimore Foundation. He is also on the Advisory Board of the School of Education, Center for Graphic Communications & Technology at New York University.

        Dean D. Durbin was named President of Vertis in November of 2004 and has been Chief Financial Officer of Vertis since March 2000. Mr. Durbin has also been Senior Vice President and Chief Financial Officer of TC Advertising since September 1997. Prior to joining TC Advertising, Mr. Durbin served as Vice President and Chief Financial Officer at Thomson Professional Publishing, and served for more than 13 years with the McGraw-Hill Companies, beginning as Accounting Supervisor in 1974 and completing his tenure at McGraw-Hill as Vice President and Group Controller, Construction Information Group. He is on the Board of Directors of the Baltimore Museum of Industry.

        Herbert W. Moloney III was named Chief Operating Officer—Vertis North America in June 2000. Formerly, Mr. Moloney was Executive Vice President, Marketing and Sales of TC Advertising. Prior to joining TC Advertising in 1994, he held numerous positions from 1973 to 1994 with Knight Ridder, Inc., including Senior Vice President of Advertising for The Philadelphia Inquirer / Daily News, Sales Manager for WPRI-TV in Providence, Rhode Island and Retail Advertising Manager for The Miami Herald. Mr. Moloney is also on the Board of Directors of Lee Enterprises Incorporated. On November 6, 2004, the Company modified Mr. Moloney's employment agreement to provide that Mr. Moloney's employment with Vertis will terminate on March 31, 2005. See "Moloney Employment Agreement" below for further discussion.

        David P. Colatriano was named Group President of Vertis North America East in August 2003. From June 2000 to August 2003, Mr. Colatriano served as the Group President of the former Direct Marketing Services segment of Vertis. Prior to June 2000 he held numerous positions at Webcraft Inc., beginning in January 1987, including Senior Vice President and General Manager, Vice President of Operations and

Division Director. Prior to joining Webcraft, David worked as an Industrial Engineer with the Boeing Company.

        Thomas R. Zimmer was named Group President of Vertis North America West in September 2003. From June 2000 to September 2003, Mr. Zimmer served as Group President of the western region of the former Retail and Newspaper Services segment of Vertis. Prior to June 2000, he was Senior Vice President and General Manager of TC Advertising, where he was employed since 1970.

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

        John V. Howard, Jr. was named Chief Legal Officer and Secretary in February 2005. In July 2000, Mr. Howard was named Senior Vice President—General Counsel and Secretary of Vertis. Previously, Mr. Howard was Executive Vice President and General Counsel for Columbine JDS Systems, Inc. and Executive Vice President and General Counsel for Laser Tech Color, Inc. Prior to joining Columbine JDS Systems, Inc. and Laser Tech Color, Mr. Howard was Counsel and Chief Intellectual Property Counsel for Andersen Worldwide, S.C. in Chicago, the parent entity of Arthur Andersen and Andersen Consulting, in charge of all worldwide intellectual property matters for the Andersen organization. Before leaving for Andersen he was Chief Counsel for Quark, Inc., in Denver, developer of Quark XPress, in charge of all worldwide legal matters. Mr. Howard is also a Trustee on the Board of Trustees of the Hammond-Harwood House.

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

        Joe M. Scott was named Senior Vice President- Sales, North America at Vertis on November 1, 2004. Mr. Scott was previously employed by the IBM Corporation in positions as Director of Sales, Industrial Section, IBM Global Services; and Director, Global Strategic Outsourcing Sales Competency for fifteen years. Mr. Scott has served in the Vice President of Sales capacity at Mellon Bank NA and Genix Corporation. He has served as National Sales Director at Litton Computer Services and in senior sales positions at EDS, McDonnell Douglas Automation Company and Martin Marietta Data Systems.

        Gary L. Sutula has been Chief Information Officer since February 2005. Prior to joining Vertis, Mr. Sutula served as Chief Operating Officer and Chief Information Officer of gLimit, Inc.; Corporate Senior Vice President and Chief Information Officer at R.R. Donnelley; Vice President and Chief Information Officer at Transamerica Financial Services; and Senior Vice President and Chief Information Officer, at American Savings Bank (Washington Mutual). He is a board member of the Center for Information and Technology Management, Loyola University Chicago.

        Austin M. Beutner has been a director of Vertis since May 2001 and Vertis Holdings since December 1999. Mr. Beutner is President of Evercore, which he co-founded in 1996, Chairman of Evercore Capital Partners and Chairman and CEO of Evercore Ventures. Mr. Beutner serves on the Board of Directors of American Media, Inc. and Continental Energy Services, Inc. He also serves as a Trustee of the California Institute of the Arts and is a member of the Council on Foreign Relations.

        Ciara A. Burnham has been a director of Vertis since April 2004. Ms. Burnham is Senior Managing Director of Evercore Group Holdings, an affiliate or Evercore Partners, Ltd., which she originally joined in 1997 and rejoined in 2003. Prior to joining Evercore, Ms. Burnham was a founding partner of Five Mile Capital Partners and an equity analyst with Sanford C. Bernstein & Co., Inc. Ms. Burnham spent six years in consulting, most recently as an engagement manager at McKinsey & Co., Inc. Ms. Burnham serves on the Board of Directors of Specialty Products & Insulation Co.

        Anthony J. DiNovi has been a director of Vertis since March 2001 and Vertis Holdings since December 1999. Mr. DiNovi has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1988 and currently serves as Co-President. Mr. DiNovi is currently a Director of American Media, Inc., Endurance Specialty Insurance, Ltd., Eye Care Centers of America, Inc., Michael Foods, Inc., National Waterworks, Inc., US LEC Corporation, Nortek, Inc. and various other private corporations.

        Thomas H. Lee has been a director of Vertis since May 2001 and Vertis Holdings since December 1999. Mr. Lee founded Thomas H. Lee Partners, L.P. (formerly the Thomas H. Lee Company) in 1974 and since that time has served as its President. Mr. Lee serves or has served as a Director of numerous public and private companies in which the Lee Company and its affiliates have invested, including Finlay Enterprises, Inc., General Nutrition Companies, Metris Companies, Inc., Playtex Products, Inc., Snapple Beverage Corp., The Smith & Wollensky Restaurant Group, Inc., Miller Import Corporation, Warner Music Group, New Refco Group Ltd., LLC and Wyndham International, Inc. In addition, Mr. Lee is a Member of J.P. Morgan Chase & Co. National Advisory Board.

        Soren L. Oberg has been a director of Vertis and Vertis Holdings since May 2001. Mr. Oberg has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company since 1993. From 1992 to 1993, Mr. Oberg worked at Morgan Stanley & Co., Inc. in the Merchant Banking Division. Mr. Oberg also serves on the boards of American Media, Inc., National Waterworks, Inc. and several other private companies.

        Michael S. Rawlings has been a director of Vertis since January 2003. Mr. Rawlings is also a partner at CIC Partners L.P. and a Director of ACE Cash Express, Inc. Prior to that, he was the President of Pizza Hut, Inc. from 1997 to 2002.

        Scott M. Sperling has been a director of Vertis since May 2001 and Vertis Holdings since December 1999. Mr. Sperling has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1994 and currently serves as Co- President. Mr. Sperling is currently a Director of Houghton Mifflin Company, Fisher Scientific International, Inc., Wyndham International, Warner Music Group, ProSiebensat.1 Media AG, as well as several private companies.

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

Audit Committee and Audit Committee Financial Expert

        The Company has established a separate Audit Committee of the Board of Directors, comprised of three of its members: Ciara A. Burnham, Soren L. Oberg and Scott M. Sperling. The Company's Board of Directors has determined that it does not have an audit committee financial expert as defined under the regulations of the Securities and Exchange Commission serving on its Audit Committee, and it is not required to do so. Our Board of Directors believes that the current members of the Board of Directors have substantial investment and management experience and significant financial expertise, and as a consequence, are fully capable of discharging their responsibilities as members of the Company's Board of Directors notwithstanding that no current member of the Audit Committee is an "audit committee financial expert" as so defined.

Code of Ethics

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and certain other senior financial personnel. The code of ethics was filed as Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and is incorporated by reference in this Annual Report on Form 10-K. There has been no change to the code of ethics from 2003.

ITEM 11    EXECUTIVE COMPENSATION

        The following table sets forth the compensation paid in respect of the years ended December 31, 2004, 2003 and 2002 to Donald E. Roland, Chairman, President and Chief Executive Officer of Vertis, and to each of the five other most highly paid executive officers of Vertis (collectively, the "Named Executive Officers").

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Period	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Awards ($)(1)	Nil Cost Options (#)(2)	Securities Underlying Options (#) (3)	All Other Compensation ($)
Donald E. Roland Chairman and Chief Executive Officer	2004 2003 2002	650,000 650,000 608,577	357,748	24,000 24,000 22,000	(4) (4) (4)	1,130,025		12,508	5,375 3,000	(5) (5)
Dean D. Durbin President and Chief Financial Officer	2004 2003 2002	421,587 400,000 372,423	220,153	11,880 11,880 10,890	(4) (4) (4)	295,035		9,828	5,615 69,483	(5) (5)(6)
Herbert W. Moloney III Chief Operating Officer—Vertis North America	2004 2003 2002	480,180 480,180 446,379	264,282	11,880 11,880 10,890	(4) (4) (4)	407,470		9,828 4,337	6,000 3,000	(5) (5)
Adriaan Roosen Managing Director —Vertis Europe	2004 2003 2002	339,063 302,575 278,097	152,069	6,268 40,922 40,317	(7) (7) (7)		5,497	3,574	16,953 15,129 50,008	(8) (8) (8)(6)
Thomas R. Zimmer Group President	2004 2003 2002	390,500 366,401 338,654	75,871	11,880 11,880 10,890	(4) (4) (4)	150,262		2,680	6,000 2,861	(5) (5)

(1)
Restricted shares were issued in June 2004 pursuant to an offer made to eligible employees to exchange outstanding eligible stock options for restricted common stock on a 4 for 1 basis. See "Employment Arrangements with Executive Officers" for further discussion. In total, there were 201,239 restricted shares issued in 2004 with an aggregate value of $4.1 million. Restricted stock awards are valued using an estimate of $20.48 which is based on a range of values determined by an independent valuation.

(2)
Nil cost options were granted in July 2004 pursuant to an offer made to eligible employees to exchange outstanding eligible stock options for nil cost options on a 4 for 1 basis. See "Employment Arrangements with Executive Officers" for further discussion.

(3)
All stock option grants were made pursuant to the Vertis Holdings, Inc. 1999 Equity Award Plan (the "Stock Plan") and are described below under "Employment Arrangements with Executive Officers". As shown above, there were no options granted in 2003 or 2004.

(4)
Represents an auto allowance.

(5)
Represents amounts contributed to 401(k) plan for the Named Executive Officer

(6)
In connection with the Management Loans, hereinafter defined (see "Item 13—Certain Relationships and Related Transactions"), interest of $66,785 and $36,103 was forgiven for Messrs. Durbin and Roosen, respectively.

(7)
Mr. Roosen received additional healthcare coverage and an accommodation allowance in connection with his expatriate assignment.

(8)
Represents amounts contributed by Vertis to a pension plan on behalf of Adriaan Roosen.

Option Values at End of Fiscal 2004

        On April 6, 2004, the Company extended an offer to all eligible U.S.-based employees holding options under the Stock Plan the opportunity to exchange their outstanding eligible options for restricted common stock on a 4 for 1 basis. Additionally, on June 14, 2004, the Company extended an offer to all eligible U.K.-

based employees holding options under the Stock Plan the opportunity to exchange their outstanding eligible options for Nil Cost Options on a 4 for 1 basis. All Named Executive Officers holding stock options participated in the exchange offers and exchanged their options for either restricted stock or nil cost options as applicable. See "Employment Arrangements with Executive Officers" for further discussion. Thus, there are no options held by any of the named officers at December 31, 2004. No stock appreciation rights have been granted to any of the Named Executive Officers.

Supplemental Executive Retirement Plan

        The following table sets forth annual amounts payable to Messrs. Roland, Durbin, Moloney and Zimmer upon their retirement under Vertis Holdings and Subsidiaries Supplemental Executive Retirement Plan (the "SERP").

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

        The compensation covered by the SERP includes each of the participants entire annual base salary. Messrs. Roland, Durbin, Moloney, and Zimmer currently have 21, 7, 10, and 35 years of service, respectively. See "Employment Arrangements with Executive Officers" below. Benefits under the SERP are computed by multiplying the participant's average salary for the last five years prior to retirement by a percentage equal to one percent for each year of service up to a maximum of 30 years. Benefits under the SERP are not subject to a deduction for Social Security. Benefits under the SERP are subject to an offset for amounts paid to participants under the Retirement Income Plan as of June 30, 2002 and for matching contributions under the Vertis 401(k) plan.

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

Employment Arrangements with Executive Officers

        Roland Employment Agreement.    The Company has entered into an employment agreement with Donald E. Roland, effective August 31, 2003 (the "Roland Agreement"), pursuant to which Mr. Roland currently serves as Chairman and Chief Executive Officer. The Roland Agreement may be terminated by either Mr. Roland or the Company at any time for any reason. Under the Roland Agreement, Mr. Roland receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2004, Mr. Roland received a base salary of $650,000. The Roland Agreement also provides that Mr. Roland receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the Company's Executive Incentive Plan (the "EIP"), which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP. The Company has entered into a Restricted Stock Agreement with Mr. Roland, effective May 20, 2004, pursuant to which Mr. Roland exchanged certain options to purchase shares of the common stock of the Company for 55,177 restricted shares of common stock of the Company.

        Durbin Employment Agreement.    The Company has entered into an employment agreement with Dean D. Durbin, effective August 30, 2003 (the "Durbin Agreement"), pursuant to which Mr. Durbin currently serves as President and Chief Financial Officer. The Durbin Agreement may be terminated by either Mr. Durbin or the Company at any time for any reason. Under the Durbin Agreement, Mr. Durbin receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2004, Mr. Durbin received a base salary of $421,587. The Durbin Agreement also provides that Mr. Durbin receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP. On November 12, 2004, the Company amended the Durbin Agreement to provide that Mr. Durbin will be eligible, at the discretion of the Board of Directors, for a special bonus not to exceed $200,000 based upon his performance and payable at the discretion of the Board of Directors within 2005 ("Durbin Special Bonus"). The Durbin Special Bonus shall not be includable in any change of control or other severance calculations within the Durbin Employment Agreement. The Company has entered into a Restricted Stock Agreement with Mr. Durbin, effective May 20, 2004, pursuant to which Mr. Durbin exchanged certain options to purchase shares of the common stock of the Company for 14,406 restricted shares of common stock of the Company.

        Moloney Employment Agreement.    The Company has entered into an employment agreement with Herbert W. Moloney III, effective August 30, 2003 (the "Moloney Agreement"), pursuant to which Mr. Moloney currently serves as Chief Operating Officer of Vertis North America. The Moloney Agreement may be terminated by either Mr. Moloney or the Company at any time for any reason. Under the Moloney Agreement, Mr. Moloney receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2004, Mr. Moloney received a base salary of $480,180. The Company has entered into a Restricted Stock Agreement with Mr. Moloney, effective May 20, 2004, pursuant to which Mr. Moloney exchanged certain options to purchase shares of the common stock of the Company for 19,896 restricted shares of common stock of the Company.

        On November 6, 2004, the Company modified the Moloney Agreement to provide that Mr. Moloney's employment will terminate on March 31, 2005 and that he will receive compensation as set forth in the Moloney Agreement as if his leaving was a termination without cause. Also on November 6, 2004, in a separate amendment, the Company amended the Moloney Agreement to provide that Mr. Moloney will be eligible at the discretion of the Board of Directors for a special bonus not to exceed $200,000 based upon his performance and payable at the discretion of the Board of Directors within 2005 ("Moloney Special Bonus"). The Moloney Special Bonus shall not be includable in any change of control or other severance calculations within the Moloney Agreement.

        Roosen Employment Agreement.    Vertis Digital Services Limited (formerly Big Flower Digital Services Limited), a United Kingdom company and the subsidiary of the Company ("VDSL"), has entered into an executive service agreement with Adriaan Roosen, effective August 30, 2003 (as amended to date, the "Roosen Agreement"), pursuant to which Mr. Roosen currently serves as the Managing Director of Vertis Europe and the director of VDSL. The Roosen Agreement may be terminated by either Mr. Roosen or VDSL with not less than 18 months prior written notice, or as otherwise provided in the Roosen Agreement.

VDSL, however, may at its sole and absolute discretion terminate the Roosen Agreement at any time and with immediate effect by making Mr. Roosen a payment in lieu of the required 18-month notice period (or, the remainder of such notice period) equal to Mr. Roosen's salary as of the date of termination and the cost to VDSL of providing Mr. Roosen with the contractual benefits for the applicable notice period.

        After the termination of his service at VDSL and the Company, Mr. Roosen will be subject to certain "garden leave" restrictions as provided in the Roosen Agreement. Under the Roosen Agreement, Mr. Roosen receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2004, Mr. Roosen received a base salary of $339,063, as well as certain expatriate benefits including car allowance. The Roosen Agreement also provides that Mr. Roosen is eligible to participate in the EIP. The Company has entered into a Nil Cost Option Agreement with Mr. Roosen, effective July 27, 2004, pursuant to which Mr. Roosen received 5,497 nil cost options to purchase shares of the common stock of the Company.

        Zimmer Employment Agreement.    The Company has entered into an employment agreement with Thomas R. Zimmer, effective August 17, 2003 (the "Zimmer Agreement"), pursuant to which Mr. Zimmer currently serves as Group President—Vertis North America West. The Zimmer Agreement may be terminated by either Mr. Zimmer or the Company at any time for any reason. Under the Zimmer Agreement, Mr. Zimmer receives a base salary, as adjusted by the board of directors, and various employment benefits. In 2004, Mr. Zimmer received a base salary of $390,500. The Zimmer Agreement also provides that Mr. Zimmer receive an annual bonus targeted at not less than 60% of base salary (assuming bonus targets under the Company's EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP. The Company has entered into a Restricted Stock Agreement with Mr. Zimmer, effective May 20, 2004, pursuant to which Mr. Zimmer exchanged certain options to purchase shares of the common stock of the Company for 7,337 restricted shares of common stock of the Company.

        Severance Arrangements with Certain Executive Officers.    The employment agreements of Donald E. Roland, Dean D. Durbin, Herbert W. Moloney III and Adriaan Roosen, described above, contain provisions regarding executive severance arrangements (the "Severance Arrangements"), with each of these executive officers. Pursuant to the Severance Arrangements, if an executive officer's employment is terminated by the Company without "cause" or by the executive officer for "good reason" following a "change in control" of the Company, the executive officer will receive a lump sum amount equal to three times the sum of (x) the executive officer's annual base salary in effect immediately prior to the date of termination and (y) the greater of the target bonus for the executive officer under the EIP in the year immediately preceding that in which the termination occurs and the annual bonus the executive officer would have earned for the fiscal year in which the date of termination occurs absent such termination. In addition, (i) the executive officer will receive a lump sum payment equal to the sum of any awarded but unpaid compensation under the EIP and a pro rata portion to the date of the executive officer's termination of the aggregate value of all contingent incentive compensation awards to the executive officer for all uncompleted periods under the EIP calculated based on actual performance achieved for the fiscal year through the date of termination, (ii) all outstanding stock incentive awards (including stock options) other than options that vest upon attainment of performance goals will immediately vest and remain exercisable until upon the date of termination and shall remain exercisable in accordance with the terms of the option grant; and (iii) the executive officer will be entitled to one year of continued medical, dental, prescription and vision care insurance coverages (the "Continued Coverage"), except that Mr. Roland is entitled to receive 18 months of the Continued Coverage.

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

  •
  to Messrs. Roland, Durbin and Moloney, a cash payment equal to two times the sum (the "Base Sum") of (a) the respective executive officer's annual base salary and (b) the greater of (x) the annual bonus earned by the respective executive officer for the last completed fiscal year prior to the fiscal year in which the termination occurs and (y) the annual bonus the respective executive officer would have earned for the fiscal year in which the termination occurs; and

  •
  to Mr. Roosen, a cash payment equal to 1.5 times the Base Sum;

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

        On November 6, 2004, the Company modified Mr. Moloney's employment agreement to provide that Mr. Moloney's employment will terminate on March 31, 2005 and that he will receive compensation pursuant to the severance arrangements described above as if his termination was without cause.

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

Compensation Committee Interlocks and Insider Participation

        The Company does not have a compensation committee. Donald Ronald, the Company's Chairman and Chief Executive Officer, is also a member of the Company's Board of Directors and participates in deliberations with the Board of Directors regarding compensation of executive officers.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Vertis is a wholly-owned subsidiary of Vertis Holdings.

        The following table sets forth certain information regarding the beneficial ownership of Vertis Holdings' common stock as of January 31, 2005 for (i) each stockholder who is known by us to beneficially own more than 5% of Vertis Holdings common stock, (ii) each director and executive officer of Vertis and Vertis Holdings, and (iii) all of the directors and executive officers of Vertis and Vertis Holdings as a group.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Ownership(1)	Percentage of Class
Thomas H. Lee Partners L.P. and Affiliates(2) c/o Thomas H. Lee Partners, L.P., 75 State Street, Boston, MA 02109	8,844,938	65.5%
Evercore Capital Partners L.P. and Affiliates(3) 65 East 55th Street, 33rd Floor, New York, NY 10022	2,114,415	15.7%
Donald E. Roland(4) c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	127,646	*
Dean D. Durbin(5) c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	20,408	*
Herbert W. Moloney III(6) c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	43,259	*
Adriaan Roosen c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	5,497	*
David P. Colatriano c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	9,018	*
Thomas R. Zimmer c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	16,861	*
John V. Howard, Jr. c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	6,610	*
Catherine Leggett c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	6,520	*
Joe M. Scott c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	5,000	*
Thomas H. Lee(7) c/o THL Partners, 75 State Street, Boston, MA 02109	7,262,155	*
Anthony J. DiNovi(8) c/o THL Partners, 75 State Street, Boston, MA 02109	7,166,451	*
Scott M. Sperling(9) c/o THL Partners, 75 State Street, Boston, MA 02109	7,166,451	*
Soren L. Oberg(10) c/o THL Partners, 75 State Street, Boston, MA 02109	7,146,253	*
Austin M. Beutner(11) c/o Evercore Capital Partners, 55 East 52nd Street, 43rd Floor, New York, NY 10055	2,114,415	*
Ciara A. Burnham(12) c/o Evercore Capital Partners, 55 East 52nd Street, 43rd Floor, New York, NY 10055	2,114,415	*
Michael Rawlings(13) c/o CIC Partners LP, 500 Crescent Ct, Suite 250, Dallas, TX 75201	2,500	*
All Directors and Executive Officers of Vertis and Vertis Holdings as a group (16 persons)(14)	403,987	2.99%

*
Less than one percent.

(1)
This column includes shares which directors and executive officers of Vertis have the right to acquire within 60 days. This column also includes shares of the Company's restricted stock that vest immediately prior to a liquidity event, generally defined as a public offering of the Company's common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities ("Liquidity Event"). Except as otherwise indicated, each person and entity has sole voting and dispositive power with respect to the shares set forth in the table.

(2)
Includes 6,135,560 shares of common stock and warrants to purchase 177,906 shares of common stock held by Thomas H. Lee Equity Fund IV, L.P. ("Fund IV"); 212,097 shares of common stock and warrants to purchase 6,149 shares of common stock held by Thomas H. Lee Foreign Fund IV, L.P. ("Foreign IV"); 595,905 shares of common stock and warrants to purchase 17,278 shares of common stock held by Thomas H. Lee Foreign Fund IV-B, L.P. ("Foreign IV-B"); 1,032 shares of common stock and warrants to purchase 30 shares of common stock held by Thomas H. Lee Investors Limited Partnership ("THLILP"); and 399,727 shares of common stock and warrants to purchase 11,585 shares of common stock held by other affiliates of Thomas H. Lee Partners, L.P. Also includes 1,248,295 shares of common stock and warrants to purchase 39,374 shares of common stock held by CLI/THLEF IV Vertis LLC ("CLI/THLEF").

(3)
Includes 925,225 shares of common stock held by Evercore Capital Partners L.P. ("Evercore Capital"); 222,199 shares of common stock held by Evercore Capital Partners (NQ) L.P. ("Evercore Capital NQ"); and 966,991 shares of common stock controlled by EBF Group LLC ("EBF"), which include 243,936 shares of common stock held by Evercore Capital Offshore Partners L.P., 30,262 shares of common stock held by Evercore Co-Investment Partnership L.P., 277,117 shares of common stock held by Aetna Life Insurance Company and 415,676 shares of common stock held by Capital Communications CDPQ Inc.

(4)
Includes 52,003 shares of common stock, rights to 20,466 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings and 55,177 shares of restricted stock that vest immediately prior to a Liquidity Event.

(5)
Includes rights entitling Mr. Durbin to 6,002 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings and 14,406 shares of restricted stock that vest immediately prior to a Liquidity Event.

(6)
Includes 15,550 shares of common stock; rights entitling Mr. Moloney to 7,813 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings and 19,896 shares of restricted stock that vest immediately prior to a Liquidity Event.

(7)
Director of Vertis Holdings and Vertis; includes 96,495 shares of common stock and warrants to purchase 2,795 shares of common stock which are currently exercisable and owned directly by Mr. Lee; 16,391 shares of common stock and warrants to purchase 517 shares of common stock held by CLI/THLEF, which represent Mr. Lee's pro rata ownership of those entities. Also includes the 6,135,560 shares of common stock and warrants to purchase 177,906 shares of common stock held by Fund IV; 212,097 shares of common stock and warrants to purchase 6,149 shares of common stock held by Foreign IV; 595,905 shares of common stock and warrants to purchase 17,278 shares of common stock held by Foreign IV-B; and 1,032 shares of common stock and warrants to purchase 30 shares of common stock held by THLILP. Mr. Lee disclaims beneficial ownership of the shares held by Fund IV, Foreign IV, Foreign IV-B and THLILP except to the extent of his pecuniary interest therein.

(8)
Director of Vertis Holdings and Vertis; includes 17,899 shares of common stock and warrants to purchase 519 shares of common stock which are currently exercisable and owned directly by Mr. DiNovi; 3,042 shares of common stock and warrants to purchase 96 shares of common stock held by CLI/THLEF, which represent Mr. DiNovi's pro rata ownership of those entities. Also includes the 6,135,560 shares of common stock and warrants to purchase 177,906 shares of common stock held by Fund IV; 212,097 shares of common stock and warrants to purchase 6,149 shares of common stock held by Foreign IV; and 595,905 shares of common stock and warrants to purchase 17,278 shares of common stock held by Foreign IV-B. Mr. DiNovi disclaims beneficial ownership of the shares held by Fund IV, Foreign IV, and Foreign IV-B except to the extent of his pecuniary interest therein.

(9)
Director of Vertis Holdings and Vertis; includes 17,899 shares of common stock and warrants to purchase 519 shares of common stock which are currently exercisable and owned directly by Mr. Sperling; 3,042 shares of common stock and warrants to purchase 96 shares of common stock held by CLI/THLEF, which represent Mr. Sperling's pro rata ownership of those entities. Also includes the 6,135,560 shares of common stock and warrants to purchase 177,906 shares of common stock held by Fund IV; 212,097 shares of common stock and warrants to purchase 6,149 shares of common stock held by Foreign IV; and 595,905 shares of common stock and warrants to purchase 17,278 shares of common stock held by Foreign IV-B. Mr. Sperling disclaims beneficial ownership of the shares held by Fund IV, Foreign IV, and Foreign IV-B except to the extent of his pecuniary interest therein.

(10)
Director of Vertis Holdings and Vertis; includes 1,127 shares of common stock and warrants to purchase 33 shares of common stock which are currently exercisable and owned directly by Mr. Oberg; 192 shares of common stock and warrants to purchase 6 shares of common stock held by CLI/THLEF, which represent Mr. Oberg's pro rata ownership of those entities. Also includes the 6,135,560 shares of common stock and warrants to purchase 177,906 shares of common stock held by Fund IV; 212,097 shares of common stock and warrants to purchase 6,149 shares of common stock held by Foreign IV; and 595,905 shares of common stock and warrants to purchase 17,278 shares of common stock held by Foreign IV-B. Mr. Oberg disclaims beneficial ownership of the shares held by Fund IV, Foreign IV and Foreign IV-B except to the extent of his pecuniary interest therein.

(11)
Director of Vertis Holding and Vertis; includes beneficially owned shares in the amount of 925,225 shares of common stock held by Evercore Capital; 222,199 shares of common stock held by Evercore Capital NQ; and 966,991 shares of common stock controlled by EBF. Mr. Beutner disclaims beneficial ownership of the shares held by Evercore Capital, Evercore Capital NQ and EBF except to the extent of his pecuniary interest therein.

(12)
Director of Vertis Holding and Vertis; includes beneficially owned shares in the amount of 925,225 shares of common stock held by Evercore Capital; 222,199 shares of common stock held by Evercore Capital NQ; and 966,991 shares of common stock controlled by EBF. Ms. Burnham disclaims beneficial ownership of the shares held by Evercore Capital, Evercore Capital NQ and EBF except to the extent of her pecuniary interest therein.

(13)
Director of Vertis Holding and Vertis; includes 2,500 shares of restricted stock that vest immediately prior to a Liquidity Event.

(14)
Includes 233,164 shares of common stock; rights to 36,616 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings, warrants to purchase 4,581 shares of common stock; and 129,626 shares of restricted stock that vest immediately prior to a Liquidity event.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On December 7, 1999, we entered into consulting agreements commencing January 1, 2000 with each of Thomas H. Lee Capital, LLC (an affiliate of Thomas H. Lee Equity Fund IV, LP, a significant stockholder of Vertis Holdings), THL Equity Advisors IV, LLC (an affiliate of Thomas H. Lee Equity Fund IV, LP), and Evercore Advisors Inc. (an affiliate of Evercore Capital Partners, LP, a significant stockholder of Vertis Holdings). Under each agreement, these parties have agreed to provide us with consulting services on matters involving corporate finance, strategic corporate planning and other management skills and services. The annual fees payable to these parties under these agreements amount to approximately $414,000, $586,000 and $250,000. Unless otherwise agreed, the consulting agreements with Thomas H. Lee Capital, LLC and THL Equity Advisors IV, LLC expire when certain persons affiliated with THL cease to own at least one third of the number of Vertis Holdings common shares they collectively held immediately after December 7, 1999. The consulting agreement with Evercore Advisors Inc. expires when Evercore Capital Partners, LP and certain of its affiliates cease to own at least one third of the number of Vertis Holdings common shares they collectively held immediately after December 7, 1999. Among our directors of the board, Messrs. Di Novi, Lee, Oberg and Sperling are affiliated with THL and Mr. Beutner and Ms. Burnham are affiliated with ECP. See "Management".

        On December 7, 1999, Vertis Holdings issued to certain of its equity investors $100.0 million aggregate principal amount of 12.0% mezzanine notes as part of a unit including warrants to purchase common stock of Vertis Holdings to certain of the equity investors at the time of Vertis Holdings' recapitalization. From August 2001 to June 24, 2002, the entire 12% interest on Vertis Holdings Mezzanine debt was payable in-kind. Previously 10% of the interest was payable in cash. Effective June 25, 2002 the interest rate was changed to 13% payable in-kind through December 31, 2005. Effective May 30, 2003, such 13% interest was further changed to payable in kind through December 7, 2005. Effective with the closing of the Credit Facility in December 2004, interest will continue to be payable in-kind unless certain conditions set forth in the credit agreement are met. In addition, the bond indentures include covenants that restrict payments from the Company to Vertis Holdings. In the year ended December 31, 2001, we paid dividends to Vertis Holdings of $7.7 million to pay interest on the mezzanine notes and Vertis Holdings' former convertible preferred securities.

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

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Toumatsu, and their respective affiliates (collectively, the "Deloitte Entities") for the audit of our consolidated annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other services rendered by Deloitte Entities.

	Year ended December 31,
(in thousands)
	2004	2003
Audit fees(1)	$1,376	$1,669
Audit-related fees(2)	321	184
Tax fees(3)	650	894

Total fees billed	$2,347	$2,747

(1)
Audit fees consist of fees for professional services rendered for the audit of our consolidated financial statements, review of financial statements included in our quarterly reports, comfort letters and other services related to SEC matters, as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

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

        All services provided by Deloitte Entities in fiscal 2004 were pre-approved by the audit committee or its designee.

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
4.1
Indenture, dated as of June 24, 2002, among Vertis, Inc, (the "Company"), as Issuer, the Company's subsidiaries listed on the signature pages thereof (the "Subsidiary Guarantors") and the Bank of New York, as trustee **
4.2	Indenture, dated as of June 6, 2003 (the "Indenture"), among the Company as Issuer, the Subsidiary Guarantors and the Bank of New York, as Trustee. ***
4.3
U.S. Security Agreement, dated December 7, 1999 and amended and restated as of June 6, 2003, among the Company, the Subsidiary Guarantors, Vertis Holdings, Inc. and certain of its subsidiaries listed on the signature page thereto, and GE Capital, as Collateral Agent #
10.1
$200,000,000 Credit Agreement dated December 22, 2004 by and among Vertis, Vertis Limited, Vertis Digital Services Limited, General Electric Capital Corporation, GECC Capital Markets Group, Inc., Bank of America, N.A. and the other lenders and credit parties named therein. ****
10.2
Senior Subordinated Credit Agreement, dated as of December 7, 1999 (the Senior Subordinated Credit Agreement"), among Big Flower Press Holdings, Inc., Big Flower Holdings, Inc., the subsidiary guarantors listed on the signature pages thereto (the "Senior Subordinated Credit Agreement"), the lenders from time to time party thereto (the "Senior Subordinated Lenders"), and Bankers Trust Company, The Chase Manhattan Bank and NationsBridge, L.L.C., as Agents for the Senior Subordinated Lenders. *
10.3
Waiver, Consent and Amendment to the Senior Subordinated Credit Agreement, dated as of December 22, 1999, among Big Flower Press Holdings, Inc, Big Flower Holdings, Inc., the Subsidiary Guarantors, the Senior Subordinated Lenders, and Bankers Trust Company, The Chase Manhattan Bank and NationsBridge, L.L.C., as Agents for the Senior Subordinated Lenders. *
10.4
Amendment No. 2 to the Senior Subordinated Credit Agreement, dated as of December 7, 2000, among Vertis, Inc. (f/k/a Big Flower Press Holdings, Inc.) ("Vertis"), Vertis Holdings, Inc. (f/k/a Big Flower Holdings, Inc.) ("Vertis Holdings"), the Subsidiary Guarantors, the Senior Subordinated Lenders, and Bankers Trust Company, The Chase Manhattan Bank and Banc of America Bridge LLC (f/k/a NationsBridge, L.L.C.), as Agents for the Senior Subordinated Lenders (the "Agents"). *
10.5	Amendment No. 3 to the Senior Subordinated Credit Agreement, dated as of February 22, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *

10.6	Amendment No. 4 to the Senior Subordinated Credit Agreement, dated as of June 29, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.7	Amendment No. 5 to the Senior Subordinated Credit Agreement, dated as of August 15, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.8	Amendment No. 6 to the Senior Subordinated Credit Agreement, dated as of October 15, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.9	Amendment No. 7 to the Senior Subordinated Credit Agreement, dated as of December 4, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.10	Amendment No. 8 to the Senior Subordinated Credit Agreement, dated as of December 7, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.11	Amendment No. 9 to the Senior Subordinated Credit Agreement, dated as of December 12, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.12	Amendment No. 10 to the Senior Subordinated Credit Agreement, dated as of December 20, 2001, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.13	Amendment No. 11 to the Senior Subordinated Credit Agreement, dated as of January 11, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.14	Amendment No. 12 to the Senior Subordinated Credit Agreement, dated as of January 18, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.15
Waiver, Consent and Amendment to the Senior Subordinated Credit Agreement, dated as of May 30, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.16	Waiver and Consent to the Senior Subordinated Credit Agreement, dated as of June 12, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.17
Waiver, Consent and Amendment to the Senior Subordinated Credit Agreement, dated as of November 21, 2002, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.18	Amendment No. 13 to the Senior Subordinated Credit Agreement, dated as of February 20, 2003, among Vertis, Vertis Holdings, the Subsidiary Guarantors, the Senior Subordinated Lenders and the Agents. *
10.19
Amended and Restated Receivables Purchase Agreement dated as of December 9, 2002 among Vertis, as initial Servicer, Vertis and its certain subsidiaries, as Sellers and Vertis Receivables, LLC, as Buyer. *
10.20	Amended and Restated Indenture and Servicing Agreement dated as of December 9, 2002 among VR, as Issuer, Vertis, as Servicer, and Manufacturers and Traders Trust Company, as Trustee. *
10.21	Amended and Restated Guaranty, dated as of December 9, 2002 (this "Guaranty"), is issued by Vertis, as the Guarantor, for the benefit of VR and its successors and assigns.*

10.22	Stock Purchase Agreement dated September 18, 2002 by and between Vertis Holdings and Dean D. Durbin. * †
10.23	Stock Purchase Agreement dated September 20, 2002 by and between Vertis Holdings and John V. Howard, Jr. * †
10.24	Stock Purchase Agreement dated September 24, 2002 by and between Vertis Holdings and Catherine S. Leggett. * †
10.25	Stock Purchase Agreement dated September 16, 2002 by and between Vertis Holdings and Adriaan Roosen. * †
10.26	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and Donald Roland. # †
10.27	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and Dean D. Durbin. # †
10.28	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and Herbert W. Moloney III. # †
10.29	Service Agreement dated August 31, 2003 by and between Vertis Digital Services Limited and Adriaan Roosen. # †
10.30	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and John Howard. # †
10.31	Employment Agreement dated August 31,2003 by and between Vertis, Vertis Holdings and Catherine Leggett † ****
10.32	Memo of Understanding dated August 15, 2003 by and between Vertis and Thomas Zimmer. # †
10.33	Memo of understanding dated August 15, 2003 by and between Vertis and David Colatriano † ****
10.34	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Dean D. Durbin. †****
10.35	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to Dean D. Durbin. † ****
10.36	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and John V. Howard, Jr.. †****
10.37	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to John V. Howard, Jr. † ****
10.38	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Catherine S. Leggett. † ****
10.39	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to Catherine S. Leggett. † ****
10.40	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Herbert W. Moloney III. † ****
10.41	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to Herbert W. Moloney III. † ****
10.42	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Donald E. Roland. † ****

10.43	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to Donald E. Roland. † ****
10.44	Nil Cost Option Agreement dated July 27, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Adriaan Roosen. † ****
10.45	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to Adriaan Roosen. † ****
10.46	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and David P. Colatriano. † ****
10.47	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to David P. Colatriano. † ****
10.48	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Thomas R. Zimmer. † ****
10.49	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to Thomas R. Zimmer. † ****
10.50	Employment Agreement dated October 13, 2004 by and between Vertis and Joe. M Scott. † ****
10.51	Restricted Stock Agreement dated November 1, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Joe M. Scott. † ****
10.52
Memo of Understanding dated November 6, 2004 by and between Vertis and Herbert W. Moloney III amending Mr. Moloney's Employment Agreement dated August 31, 2003, and filed as Exhibit 10.44 to Vertis' 2003 Annual Report on Form 10-K (providing that Mr. Moloney will be eligible, at the discretion of the Board of Directors, to receive a special bonus).. † ****
10.53
Memo of Understanding dated November 6, 2004 by and between Vertis and Herbert W. Moloney III amending Mr. Moloney's Employment Agreement dated August 31, 2003 and filed as Exhibit 10.44 to Vertis' 2003 Annual Report on Form 10-K (providing that Mr. Moloney's employment will terminate on March 31, 2005). † ****
10.54
Memo of Understanding dated November 12, 2004 by and between Vertis and Dean D. Durbin amending Mr. Durbin's Employment Agreement dated August 31, 2003 and filed as Exhibit 10.43 to Vertis' 2003 Annual Report on Form 10-K (providing that Mr. Durbin will be eligible, at the discretion of the Board of Directors, to receive a special bonus and recognizing Mr. Durbin's election as President of Vertis). † ****
10.55	Employment Agreement dated January 11, 2005 by and between Vertis and Gary L. Sutula. † ****
12.1	Statement re computation of ratios of earnings to fixed charges. ****
14.1	Code of Ethics #
21.1	List of subsidiaries of Vertis, Inc. *
31.1	Certification of Donald E. Roland, Chief Executive Officer, dated February 25, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002
31.2	Certification of Dean D. Durbin, President and Chief Financial Officer, dated February 25, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002
32.1	Certification of Donald E. Roland, Chief Executive Officer, dated February 25, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

32.2	Certification of Dean D. Durbin, President and Chief Financial Officer, dated February 25, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

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

****
Filed herewith.

#
Incorporated by reference to the corresponding exhibit to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

†
This exhibit is a management contract or a compensatory plan or arrangement.

(b)
Reports on Form 8-K:

        On October 26, 2004, Vertis, Inc. filed a Current Report on Form 8-K reporting its earnings for the three and nine months ended September 31, 2004.

        On November 12, 2004, Vertis, Inc. filed a Current Report on Form 8-K reporting that the Company had amended the employment agreement of Herbert W. Moloney, Chief Operating Officer.

        On November 12, 2004, Vertis, Inc. filed a Current Report on Form 8-K reporting that the Board of Directors elected Dean D. Durbin President of Vertis, Inc. and subsequently amended Mr. Durbin's employment agreement.

        On December 28, 2004, Vertis, Inc. filed a Current Report on Form 8-K reporting that the Company had entered into a new revolving credit agreement and terminated the existing credit agreement.

VERTIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
    Vertis, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of Vertis, Inc. and Subsidiaries (the "Company"), a wholly-owned subsidiary of Vertis Holdings, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vertis, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Baltimore, Maryland
February 25, 2005

Vertis, Inc. and Subsidiaries
Consolidated Balance Sheets
In thousands, except per share amounts

	As of December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$2,638	$2,083
Accounts receivable, net	178,650	183,775
Inventories, net	44,601	39,640
Maintenance parts, net	21,017	20,727
Prepaid expenses and other current assets	12,206	20,351

Total current assets	259,112	266,576
Property, plant and equipment, net	379,438	401,820
Goodwill	359,865	353,448
Investments		73,967
Deferred financing costs, net	26,815	30,921
Other assets, net	24,565	20,766

Total assets	$1,049,795	$1,147,498

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$243,905	$233,436
Compensation and benefits payable	36,975	34,931
Accrued interest	13,550	16,369
Accrued income taxes	10,294	5,139
Current portion of long-term debt	6	73
Other current liabilities	27,120	37,234

Total current liabilities	331,850	327,182
Due to parent	7,410	7,457
Long-term debt, net of current portion	1,024,042	1,051,877
Deferred income taxes		66,790
Other long-term liabilities	35,053	36,390

Total liabilities	1,398,355	1,489,696

Stockholder's deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,059	408,964
Accumulated deficit	(753,661)	(742,512)
Accumulated other comprehensive loss	(3,958)	(8,650)

Total stockholder's deficit	(348,560)	(342,198)

Total liabilities and stockholder's deficit	$1,049,795	$1,147,498

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Consolidated Statements of Operations
In thousands

	Year Ended December 31,
	2004	2003	2002
Net sales	$1,645,051	$1,585,909	$1,675,231

Operating expenses:
Costs of production	1,281,952	1,226,420	1,256,316
Selling, general and administrative	177,025	177,323	187,119
Restructuring charges	6,901	15,243	19,091
Depreciation and amortization of intangibles	75,025	83,622	89,241

	1,540,903	1,502,608	1,551,767

Operating income	104,148	83,301	123,464

Other expenses (income):
Interest expense, net	132,809	136,557	134,374
Other, net	47,685	(5,760)	3,350

	180,494	130,797	137,724

Loss before income tax (benefit) expense and cumulative effect of accounting change	(76,346)	(47,496)	(14,260)
Income tax (benefit) expense	(65,213)	48,429	(2,479)

Loss before cumulative effect of accounting change	(11,133)	(95,925)	(11,781)

Cumulative effect of accounting change, net of tax			108,365
Net loss	$(11,133)	$(95,925)	$(120,146)

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Consolidated Statements of Stockholder's Deficit
In thousands, except where otherwise noted

	Shares	Common Stock	Contributed Capital	Accumu- lated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total
Balance at January 1, 2002	1	$—	$393,173	$(526,442)	$(14,548)	$(147,817)
Net loss				(120,146)		(120,146)
Currency translation adjustment					4,325	4,325
Minimum pension liability adjustment, net of income tax benefit of $2.3 million					(3,388)	(3,388)
Fair value adjustment of interest rate swap, net of income tax provision of $0.8 million					1,233	1,233

Comprehensive loss						(117,976)

Capital contributions by parent			25			25
Detachable warrants issued			15,766			15,766
Other			1	9		10

Balance at December 31, 2002	1	—	408,965	(646,579)	(12,378)	(249,992)

Net loss				(95,925)		(95,925)
Currency translation adjustment					3,037	3,037
Minimum pension liability adjustment, net of income tax benefit of $1.0 million					(1,436)	(1,436)
Fair value adjustment of interest rate swap, net of income tax provision of $1.0 million					2,127	2,127

Comprehensive loss						(92,197)

Other			(1)	(8)		(9)

Balance at December 31, 2003	1		408,964	(742,512)	(8,650)	(342,198)
Net loss				(11,133)		(11,133)
Currency translation adjustment					5,962	5,962
Minimum pension liability adjustment					(1,270)	(1,270)

Comprehensive loss						(6,441)

Dividends to parent				(15)		(15)
Capital contributions by parent			95			95
Other				(1)		(1)

Balance at December 31, 2004	1	$—	$409,059	$(753,661)	$(3,958)	$(348,560)

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
In thousands

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net loss	$(11,133)	$(95,925)	$(120,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	82,856	91,667	99,657
Restructuring charges	6,901	15,243	19,091
Cumulative effect of accounting change			108,365
Write-off of deferred financing fees	1,788	10,958	11,508
Loss on termination of leasehold interest	44,012
Deferred income taxes	(66,733)	46,485	(2,532)
Other non-cash income and expense, net	7,180	7,403	6,371
Changes in operating assets and liabilities
(excluding effect of acquisitions and dispositions):
Decrease in accounts receivable	1,322	10,492	35,754
(Increase) decrease in inventories	(5,023)	(2,449)	2,993
Decrease (increase) in prepaid expenses and other assets	6,076	(6,640)	(7,990)
(Decrease) increase in accounts payable and other liabilities	(19,701)	11,812	(56,352)

Net cash provided by operating activities	47,545	89,046	96,719

Cash Flows from Investing Activities:
Capital expenditures	(49,096)	(41,212)	(41,158)
Software development costs capitalized	(1,905)	(2,899)	(2,696)
Proceeds from sale of property, plant and equipment and divested assets	941	3,301	2,442
Proceeds from termination of leasehold interest	31,068
Other investing activities		(93)

Net cash used in investing activities	(18,992)	(40,903)	(41,412)

Cash Flows from Financing Activities:
Issuance of long-term debt		340,714	347,500
Issuance of long-term debt under new revolving credit facility	103,294
Repayment of debt under prior revolving credit facility	(102,932)
Net repayments under revolving credit facilities	(39,174)	(81,902)	(63,191)
Repayments of long-term debt	(96)	(310,544)	(349,911)
Deferred financing costs	(5,605)	(12,846)	(12,838)
Increase in outstanding checks drawn on controlled disbursement accounts	14,872	11,777	9,155
Dividends to parent	(15)
Capital contributions by parent	95		25
(Advances to) distributions from parent	(47)	(375)	884

Net cash used in financing activities	(29,608)	(53,176)	(68,376)
Effect of exchange rate changes on cash	1,610	1,381	1,271

Net increase (decrease) in cash and cash equivalents	555	(3,652)	(11,798)
Cash and cash equivalents at beginning of year	2,083	5,735	17,533

Cash and cash equivalents at end of year	$2,638	$2,083	$5,735

Supplemental Cash Flow Information:
Interest paid	$123,161	$115,577	$116,948

Income taxes paid	$1,003	$1,950	$2,917

Non-cash investing and financing activities:
Detachable warrants issued			$15,766

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

        Ownership—The Company is a wholly-owned subsidiary of Vertis Holdings, Inc. ("Vertis Holdings").

        Business—The Company is a leading provider of targeted advertising, media and marketing services. The Company operates in two geographic segments: Vertis North America and Vertis Europe (see Note 18).

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

2.    RESTRUCTURING

        In 2002, the Company planned and implemented two restructuring programs (the "2002 Programs"). In the first quarter of 2002, under the 2002 Programs, two Vertis Europe facilities were combined and ten employees were terminated resulting in severance of $0.7 million, facility closure costs of $1.6 million and losses on disposition of assets of $0.2 million. The North America portion of the 2002 Programs resulted in a reduction in work force of approximately 530 employees, which resulted in a severance charge of $8.0 million and the closure of five facilities, which resulted in a charge of $7.0 million including $4.9 million in losses on the disposition of assets at the closed facilities and an offsetting adjustment of $1.3 million to adjust the 2001 estimated restructuring accrual. Additionally, the Company recorded $1.6 million of other charges, which are primarily legal fees and the cost of leased equipment no longer needed due to the North America restructurings.

        The Company began a restructuring program in the U.S. and the U.K. in the third quarter of 2003 (the "2003 Program"), the execution of which was complete as of June 2004. The 2003 Program included the closure of facilities, some of which were associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. As of December 31, 2004, costs associated with the 2003 Program were $19.2 million (net of estimated sublease income of $7.7 million) of which approximately $3.0 million are non-cash costs. The Vertis Europe portion of the 2003 Program was complete as of December 31, 2003. The Vertis North America portion of the 2003 Program was complete as of the second quarter of 2004, however an adjustment to restructuring expense of $3.0 million was made in December 2004 as the amount of facility closure costs expected to be paid was recalculated based on a revised assumption of estimated sublease income.

        In 2003 Vertis North America recorded, under the 2003 Program, $4.7 million in severance costs due to headcount reductions of 200 employees, $6.9 million in facility closure costs and $3.0 million in asset write-offs related to the closure of five facilities. Additionally, Vertis Europe recorded $0.6 million in severance costs in 2003, under the 2003 Program, due to headcount reductions of 14 employees related to the closure of one facility and the consolidation of several subsidiaries into one entity.

        Vertis Europe began a new restructuring program in the second quarter of 2004 (the "2004 Program") that included planned staffing reductions totaling approximately 184 employees. The 2004 Program was substantially complete as of December 31, 2004. Additionally, in 2004 the Company announced an amendment of an executive level employment agreement at the Vertis corporate office resulting in an estimated cost of $1.2 million.

        In the twelve months ended December 31, 2004, under the 2003 Program, Vertis North America recorded $0.5 million in severance costs due to headcount reductions of approximately 50 employees, and $3.5 million in facility closure costs. In 2004, Vertis Europe recorded $2.3 million in severance costs under the 2004 Program associated with the termination of 184 employees and $0.1 million in facility closure costs associated with the 2002 Programs. Additionally, in the fourth quarter of 2004, $0.5 million of costs were recorded related to the amendment of an executive level employment agreement at the Vertis Corporate office.

        The significant components of the restructuring and asset impairment charges were as follows:

(in thousands)	Severance and Related Costs	Asset Write Off & Disposal Costs		Facility Closing Costs	Other Costs	Total
Balance at January 1, 2002	$3,807	$		$8,254	$84	$12,145
Restructuring charges in 2002	8,680		5,067	3,707	1,637	19,091
Restructuring payments and usage in 2002	(10,783)		(3,048)	(4,877)	(848)	(19,556)

Balance at December 31, 2002	1,704		2,019	7,084	873	11,680
Restructuring charges in 2003	5,367		2,965	6,911		15,243
Restructuring payments and usage in 2003	(5,615)		(4,984)	(4,237)	(308)	(15,144)

Balance at December 31, 2003	1,456			9,758	565	11,779
Restructuring charges in 2004	3,300		35	3,566		6,901
Restructuring payments and usage in 2004	(3,580)		(35)	(6,012)	10	(9,617)

Balance at December 31, 2004	$1,176		$—	$7,312	$575	$9,063

        Accrued restructuring reserves total approximately $9.1 million at December 31, 2004. The balance that will be paid in 2005, totaling approximately $4.1 million, is included in other current liabilities. Included in other long-term liabilities is approximately $5.0 million, which the Company expects to pay by 2011.

        The charges are comprised of the following:

(in thousands)	2004	2003	2002
Charges requiring cash payments	$6,866	$12,278	$14,024
Write off of assets in closed locations	35	2,965	5,067

	$6,901	$15,243	$19,091

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

        Goodwill—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. Accordingly, the Company stopped amortizing its existing goodwill as of January 1, 2002. Additionally, under the transitional provisions of SFAS 142, the Company's goodwill was tested for impairment as of January 1, 2002. Each of the Company's reporting units was tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value was determined based on a valuation study performed by an independent third party using the discounted cash flow method and the guideline company method. As a result of the Company's impairment test completed in the third quarter of 2002, the Company recorded an impairment loss of $86.6 million at the Vertis North America segment and $21.8 million at the Vertis Europe segment to reduce the carrying value of goodwill to its implied fair value, net of tax. Impairment in both cases was due to a combination of factors including operating performance and acquisition price. In accordance with SFAS 142, the impairment charge was reflected as a cumulative effect of accounting change in the accompanying 2002 consolidated statements of operations. The Company has elected to test its goodwill in the first quarter of the fiscal year. No impairment of goodwill was noted in 2004 and 2003.

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

    Long-Term Debt (Excluding Revolving Credit Facility)—The fair value of the senior secured second lien notes, with a principal amount of $350.0 million, approximated $380 million and $373 million at December 31, 2004 and 2003, respectively. The fair value of the senior unsecured notes, with a principal amount of $350.0 million, approximated $380 million and $368 million at December 31, 2004 and 2003, respectively. The aggregate fair value of the remaining debt outstanding at December 31, 2004 and 2003 approximated $310 million and $288 million respectively.

        Stock Based Compensation—Employees of the Company participate in Vertis Holdings' 1999 Equity Award Plan (the "Stock Plan"), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. Up until December 31, 2003, only options had been granted under the Stock Plan. In 2004, employees holding options were given the opportunity to exchange their outstanding eligible options for either restricted stock (U.S.—based employees) or Nil Cost Options (U.K.- based employees) as outlined in the exchange offer. All but approximately 21,904 of the options were exchanged and restricted shares and nil cost options were issued pursuant to the exchange offer. See Note 14, "Vertis Holdings Stock Award and Incentive Plan", for further discussion.

        The Company accounts for the Stock Plan under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income. For the 21,904 options not exchanged under both offers, variable accounting is being applied. There was no expense recorded in 2004.

        The following table summarizes the effect of accounting for these awards as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," had been applied.

(in thousands)	2004	2003	2002
Net loss:
As reported	$(11,133)	$(95,925)	$(120,146)
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(11)	(1,100)	(2,349)

Pro forma	$(11,144)	$(97,025)	$(122,495)

        The weighted-average fair value per option at the date of grant for options granted under the Stock Plan was $17.70 in 2002. There were no options granted in 2004 or 2003. The fair value of options granted during 2002 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2002
Expected volatility	38.20%
Risk-free interest rate	4.00%
Expected option life (years)	10

        Concentration of Credit Risk—The Company provides services to a wide range of clients who operate in many industry sectors in varied geographic areas. The Company grants credit to all qualified clients and does not believe that it is exposed to undue concentration of credit risk to any significant degree.

        New Accounting Pronouncements—In November 2004, the FASB issued SFAS No.151, "Inventory Costs—an amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In December 2004, the FASB issued SFAS No. 123 (revised), "Share-Based Payments" ("SFAS 123R") which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their grant date fair values. The proforma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, companies must determine the transition method, either retroactive or prospective, to be used at the date of adoption; the appropriate fair value model to be used for valuing share-based payments; and the amortization method for compensation cost. The provisions of this Statement shall be effective for the Company in the third quarter of 2005. The Company is currently evaluating the provisions of this statement and has not yet determined the impact that this Statement will have on its results of operations or financial position.

4.    ACQUISITIONS AND DISPOSITIONS

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

        Goodwill arising in connection with this acquisition was approximately $1.1 million, calculated as the excess of the liabilities assumed over the fair value of the net assets acquired. The financial results of TNN are included in the Company's consolidated financial statements from the date of acquisition.

        The following unaudited pro forma information reflects the Company's results adjusted to include TNN as though the acquisition had occurred at the beginning of 2002.

	Twelve months ended December 31,
(in thousands)
	2003	2002
Net sales	$1,591,066	$1,687,168
Net loss	(96,422)	(120,565)

5.    ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following:

(in thousands)	2004	2003
Trade—billed	$146,716	$150,348
Trade—unbilled	28,941	29,201
Other receivables	6,381	8,168

	182,038	187,717
Allowance for doubtful accounts	(3,388)	(3,942)

	$178,650	$183,775

        In December 2002, the Company entered into a three-year agreement, expiring in November 2005, to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. (the "A/R Facility") through the issuance of $130.0 million variable rate trade receivable backed notes. This agreement replaced a similar previous agreement that expired in December 2002, whereby the proceeds from the A/R Facility were used to retire the certificates issued under the previous agreement.

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $3.2 million in both 2004 and 2003. These proceeds are fully offset by servicing costs.

        At December 31, 2004 and 2003, accounts receivable of $130.0 million and $122.5 million, respectively, had been sold under the A/R Facility and, as such, are reflected as reductions of accounts receivable. At December 31, 2004 and 2003, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $58.0 million and $53.2 million, respectively, which is included in Accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,558.4 million and $1,476.5 million in 2004 and 2003, respectively.

        Fees for the program under the A/R Facility vary based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 90 basis points. The loss on sale, which approximated the fees, totaled $3.1 million in 2004, $2.6 million in 2003 and $2.8 million in 2002, and is included in Other, net.

6.    INVENTORIES

        Inventories consisted of the following:

(in thousands)	2004	2003
Paper	$29,648	$24,468
Work in process	5,707	6,146
Ink and chemicals	3,301	3,714
Other	5,945	5,312

	$44,601	$39,640

7.    PROPERTY, PLANT AND EQUIPMENT

        The components and useful lives of property, plant and equipment were:

(in thousands)	Estimated Useful Life (Years)	2004	2003
Land		$8,491	$8,480
Machinery and equipment	5 to 15	689,381	669,833
Buildings and leasehold improvements	1 to 40	94,566	93,671
Furniture and fixtures	3 to 10	115,451	107,657
Internally developed computer software	3 to 5	16,920	17,989
Vehicles	3 to 5	1,717	2,260
Construction in progress and deposits on equipment purchases		22,329	20,012

		948,855	919,902
Accumulated depreciation and amortization		(569,417)	(518,082)

		$379,438	$401,820

8.    INVESTMENTS

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

        The Company's net investment in leveraged leases was composed of the following components:

(in thousands)	2003
Rentals receivable	$113,541
Less: unearned income	(39,574)

Investment in leveraged leases included in long-term investments	73,967
Less: deferred taxes	(66,733)

Net investment in leveraged leases	$7,234

        On September 14, 2004, the Company entered into a termination and release agreement with the headlessor/sublessee whereby the Company terminated its leasehold interest in the properties. The Company received net proceeds of approximately $31 million, after transaction expenses, from one of the third parties that was financing the original arrangement. As a result of the transaction, the Company recorded a non-cash loss related to the termination and release of $44.0 million, which is included in Other, net in 2004, and a tax benefit of $66.7 million (see Note 11).

        Other, net includes $1.0 million of income earned on the leveraged lease investments in 2004, prior to the termination of the leasehold interest, $1.5 million in 2003 and $1.6 million in 2002.

9.    LONG -TERM DEBT

        Long-term debt consisted of the following:

(in thousands)	2004	2003
Revolving credit facility	$48,801	$80,570
9 3/4% senior secured second lien notes, net of discount	343,235	341,643
10 7/8% senior notes, net of discount	348,399	348,042
13 1/2% senior subordinated notes	293,495	210,665
13 1/2% senior subordinated credit facility		82,832
Discount—13 1/2% senior subordinated credit facility	(9,895)	(11,908)
Other notes	13	106

	1,024,048	1,051,950
Current portion	(6)	(73)

	$1,024,042	$1,051,877

        On December 22, 2004, the Company entered into a $200 million, four-year revolving credit agreement (the "Credit Facility") consisting of a multicurrency revolving credit facility of up to $200 million that provides for issuances of up to $45 million in letters of credit and borrowings of up to $150 million in alternate currencies. The Credit Facility matures December 22, 2008 with no repayment of principal until maturity.

        The maximum availability under the Credit Facility is $200 million, limited to a borrowing base calculated as follows: 85% of the Company's eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company's

$130 million trade receivables securitization (see Note 5); and 45% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. At December 31, 2004, the Company's borrowing base calculation was $208.2 million.

        The interest rate on the Credit Facility is either (a) the US Prime rate or Britain Prime rate, depending on the currency the Company is borrowing in, plus a margin which fluctuates based on the Company's senior secured leverage ratio ("Leverage Ratio"), defined as the ratio of senior secured debt to EBITDA, or (b) the US or Britain LIBOR rate plus a margin that fluctuates based on the Company's Leverage Ratio. The EBITDA amount used in this calculation is not equivalent to the amount included in these financial statements, but rather is net of adjustments to exclude certain items as defined in the credit agreement. At December 31, 2004, the margin was 275 basis points above LIBOR.

        The Credit Facility replaces the $250 million revolving credit facility that was to expire in December 2005 (the "Prior Credit Facility"). The Prior Credit Facility was terminated on December 22, 2004 and the outstanding balance, totaling $102.9 million, was repaid in full using funds from the Credit Facility. No early termination penalties were incurred.

        The Prior Credit Facility consisted of three components:

  •
  A revolving credit facility allowed for borrowings of up to $250.0 million, including borrowings in British pounds sterling of up to the equivalent of $160.0 million. Interest was payable either (a) at the Prime rate plus a margin of 2.50% or (b) at the LIBOR rate plus a margin of 3.50%. The margins fluctuated over the term of the credit agreement in accordance with the maintenance of covenants as set forth in the Prior Credit Facility;

  •
  Term Loan A, which required periodic principal payments through December 7, 2005, as well as mandatory repayments in the event of specified asset sales and certain other events; and

  •
  Term Loan B, which required periodic principal payments through December 7, 2008, as well as repayments at the lenders' option in the event of specified asset sales.

        At December 31, 2004, the weighted-average interest rate on the Credit Facility was 7.56% as compared to 7.33% on the Prior Credit Facility at December 31, 2003.

        On May 7, 2003, the Company, in the course of its internal financial review, became aware of a required payment due March 31, 2003, under the Prior Credit Facility to the holders of the Term A and B loans in the amount of $40.9 million. This past due payment was discovered during a review of the definition of "excess cash flow", as defined in the Prior Credit Facility agreement, resulting in a revision of the previously calculated "excess cash flow" out of which a prepayment was required to be made. The only period where this re-calculation resulted in a required prepayment was for the year ended December 31, 2002, which was due on March 31, 2003. On May 8, 2003, the Company received the required waivers for this technical default and made the payment with borrowings from the Prior Credit Facility.

        In June 2003, the Company issued $350.0 million of senior secured second lien notes with an interest rate of 9 3/4% and maturity date of April 1, 2009 (the "9 3/4% notes"). The notes pay interest semi-annually on April 1 and October 1 of each year. After deducting the initial purchasers discount and transaction expenses, the net proceeds received by the Company were $330.3 million. The Company used these net proceeds to pay off $267.9 million remaining on the Term A and B loans and $62.4 million of the Prior Credit Facility.

        The 10 7/8% senior notes (the "10 7/8% notes") were issued in 2002 with an interest rate of 10 7/8% and maturity date of June 15, 2009. These senior unsecured notes pay interest semi-annually on June 15 and December 15 of each year.

        The Company had a senior subordinated credit facility (the "Senior Facility"), which was a term loan bearing interest of 13 1/2% expiring on December 7, 2009. Pursuant to the Senior Facility, the Company issued an aggregate of $293.5 million of 13 1/2% senior subordinated notes due December 7, 2009 (the "Exchange

Notes") in 2003 and 2004 in exchange for the term loans held by the holders requesting the exchange. The Exchange Notes pay interest semi-annually on June 1 and December 1 of each year. The $293.5 million represents the entire amount of term notes under the Senior Facility. However, at December 31, 2004 there remains a $9.9 million discount associated with approximately 700,000 detachable warrants issued in February 2002 to the holders of the Senior Facility entitling them to purchase one share of Vertis Holdings stock for $0.01 per share. These warrants expire on June 30, 2011 and the discount is being amortized over the original life of the Senior Facility.

        The Credit Facility, the 10 7/8% notes, the 9 3/4% notes and the Exchange Notes contain customary covenants including restrictions on capital expenditures, dividends, and investments. In particular, these debt instruments all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of the Company or the capital stock of its restricted subsidiaries. Substantially all of the Company's assets are pledged as collateral for the outstanding debt under the Credit Facility, as well as the Company's other long-term debt. All of the Company's debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility includes a minimum EBITDA covenant requiring the Company to maintain EBITDA of $160 million on a trailing twelve-month basis. The EBITDA amount used in this covenant calculation is the same as that used in the Leverage Ratio calculation for the purpose of determining the interest rate on the Credit Facility, as discussed above. At December 31, 2004, the Company's EBITDA as calculated under the credit agreement is $186.0 million. If the Company is unable to maintain this minimum EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. At December 31, 2004, the Company was in compliance with its debt covenants.

        At December 31, 2004, the aggregate maturities of long-term debt were:

(in thousands)
2005	$6
2006	7
2007
2008	48,801
2009	975,234
Thereafter

$1,024,048

        The Company had an interest rate swap agreement, attached to the Term B loans, that converted a portion of variable rate debt to a fixed rate basis. This agreement was designated as a hedge against changes in future cash flows. On June 6, 2003, in connection with the payoff of the Term A and B loans, this interest rate swap agreement became an ineffective cash flow hedge. At this date, the remaining fair market value of the agreement, approximately $1.1 million, was expensed and is included in Other, net for the year ended December 31, 2003.

10.    LEASES

        Facilities and certain equipment are leased under agreements that expire at various dates through 2016. Rental expense for continuing operations under operating leases for the years ended December 31, 2004, 2003 and 2002, was $33.0 million, $34.0 million, and $35.0 million, respectively.

        At December 31, 2004, minimum annual rentals under non-cancelable operating leases (net of subleases) were:

(in thousands)
2005	$33,057
2006	29,572
2007	23,099
2008	16,847
2009	10,659
Thereafter	33,115

$146,349

        Commitments under the lease agreements also extend in most instances to property taxes, insurance and maintenance and certain leases contain escalation clauses and extension options.

11.    INCOME TAXES

        Income tax expense (benefit) consisted of the following components:

(in thousands)	2004	2003	2002
Current:
Federal	$1,000	$1,000	$(565)
State and foreign	520	944	618

	1,520	1,944	53

Deferred:
Federal	(66,733)	46,485	(2,532)
State and foreign

	(66,733)	46,485	(2,532)

Total income tax expense (benefit)	$(65,213)	$48,429	$(2,479)

        Vertis Holdings files a consolidated Federal income tax return with all of its subsidiaries, including the Company. The components of income tax disclosed above have been allocated to the Company as if the Company had filed a separate consolidated tax return.

        Federal and state income taxes are subject to a tax allocation arrangement (the "Tax Arrangement") where the Company files as a member of Vertis Holdings' consolidated group. The Tax Arrangement does not apply to income taxes in jurisdictions in which the Company or its subsidiaries file separate tax returns. The Tax Arrangement does not provide for remuneration in years in which the Company has a current taxable loss as in 2002, 2003, and 2004.

        The Company's foreign pre-tax income was not a significant component of total pre-tax income or loss. No U.S. income taxes have been provided for unremitted earnings of foreign subsidiaries as the Company intends to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

        The following is a reconciliation of the U.S. statutory federal income tax rate to the Company's effective tax rates:

(percent of pre-tax loss)	2004	2003	2002
Statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income tax benefits	(0.4)	2.0	7.8
Change in valuation allowance	(53.0)	136.2	0.0
Foreign income taxed at other rates	2.1	3.3	(3.1)
Investment related differences	1.3	2.1	7.0
Officer's life insurance	0.0	(7.2)	0.0
Other	0.5	1.4	5.9

Effective tax rate	(84.5)%	102.8%	(17.4)%

        The tax effects of significant items comprising deferred income taxes were:

(in thousands)	2004	2003
Employee benefits	$15,354	$13,093
Net operating loss and tax credit carry forwards	69,188	102,758
Accrued expenses and reserves	8,576	10,412
Other deductible differences	2,323	5,959

	95,441	132,222

Property, plant and equipment	(52,832)	(55,458)
Leveraged lease investments	0	(66,733)
Other taxable differences	(2,119)	(2,428)

	(54,951)	(124,619)

Valuation allowance	(40,490)	(74,393)

Net deferred income tax liability	$0	$(66,790)

        During 2004, the Company recorded a tax benefit of $65.2 million of which $66.7 million was the result of the termination of the Company's leasehold interest in the real estate properties as discussed in Note 8. The activities undertaken in 2004, including this transaction, reduced the Company's federal net operating loss carryforwards by $117.6 million from $277.3 million to $159.7 million. This amount is included in the consolidated Vertis Holdings net operating loss carryforward of $207.9 million. The remaining carryforwards expire beginning in 2007 through 2025.

        The Company's valuation allowance was also reduced by the transaction discussed above. The valuation allowance, which was $74.4 million at the beginning of 2004, was reduced by $33.9 million to $40.5 million at the end of 2004. The valuation allowance reserves the portion of the net operating losses and tax credit carryforwards that will not be offset by reversing taxable temporary differences. This treatment is required under SFAS No. 109, "Accounting for Income Taxes". These carryforwards may still be used to offset taxable income in future years, thereby lowering our cash tax obligations. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

        The Company is currently under examination by the Internal Revenue Service in the United States. The Company believes it has adequate provisions for all open years.

12.    RETIREMENT PLANS

        Defined Benefit Plans—The Company maintains defined benefit plans, including pension and supplemental executive retirement plans.

        Information regarding the defined benefit plans, collectively, is as follows:

(in thousands)	2004	2003	2002
Components of net periodic pension cost:
Service cost	$686	$697	$618
Interest cost	2,159	2,216	2,168
Expected return on assets	(1,023)	(1,187)	(1,611)
Net amortization and deferral	944	721	412
Settlement loss		1,212	1,558

	$2,766	$3,659	$3,145

Changes in benefit obligations:
Benefit obligation at beginning of year	$36,748	$33,694
Service cost	686	697
Interest cost	2,159	2,216
Actuarial loss	2,145	3,453
Benefits paid	(1,716)	(3,848)
Settlements and curtailments		536

Benefit obligation at end of year	$40,022	$36,748

Changes in plan assets:
Fair value of plan assets at beginning of year	$11,707	$13,152
Actual return on assets	1,037	1,597
Employer contributions	4,048	806
Benefits paid	(1,716)	(3,848)
Fair value of plan assets at end of year	$15,076	$11,707

Funded status	$24,946	$25,041
Unrecognized prior service cost	(1,546)	(1,778)
Unrecognized actuarial loss	(14,348)	(12,930)

Net amount recognized	$9,052	$10,333

Amounts recognized in the consolidated balance sheet:
Accrued benefit cost	$22,086	$22,097
Accumulated other comprehensive loss	(13,034)	(11,764)

Net amount recognized	$9,052	$10,333

Weighted-average assumptions:
Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	8.16%	8.16%	9.00%
Annual compensation increase	3.00%	3.00%	3.00%

        The Company expects to make approximately $2.4 million of cash contributions to its pension plans in 2005.

        The Company expects to make the following benefit payments, which reflect expected future service:

(in thousands)
2005	$1,744
2006	1,620
2007	2,171
2008	1,864
2009	2,691
2010-2014	9,463

$19,553

        For the Company's pension plans, the percentage of fair value of plan assets by asset category as of the measurement date are as follows:

Asset category:	2004	2003
Equity securities	57%	57%
Fixed Income	38%	32%
Cash and cash equivalents	5%	11%

	100%	100%

        The Company's investment strategy for the pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class. Target allocations for 2005 are shown in the table below.

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

	100%

        Deferred Compensation—The Company also maintains a deferred compensation plan in which certain members of management may defer up to 100% of their total compensation through the date of their retirement. Long-term liabilities include balances related to this plan of $6.8 million as of December 31, 2004 and $6.9 million as of December 31, 2003.

        Defined Contribution Plans—The Company maintains 401(k) and other investment plans for eligible employees. The Company did not make matching contributions to its 401(k) plan in 2004 and thus did not record any expense for the year ended December 31, 2004. The Company recorded $7.6 million in expenses for the year ended December 31, 2003 and $6.7 million in 2002.

13.    STOCKHOLDER'S DEFICIT

        Contributed Capital—In February 2002, the Company issued approximately 700,000 warrants, with an aggregate value of $15.8 million, to lenders of the senior subordinated credit facility which entitle the holders to purchase one share of Vertis Holdings' stock for $0.01 per share. The warrants, which are outstanding as of December 31, 2004, are immediately exercisable and expire on June 30, 2011.

        Dividends to Parent—In 2004, the Company paid $15,000 of cash dividends to Vertis Holdings. No dividends were paid in 2003 and 2002.

        Management Fees—The Company paid approximately $1.3 million in annual fees to the owners of Vertis Holdings in 2004, 2003 and 2002.

        Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss at December 31 were:

	2004			2003			2002
(in thousands)
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
Cumulative translation adjustments	$4,370		$4,370	$(1,592)		$(1,592)	$(4,629)		$(4,629)
Minimum pension liability adjustment	(13,034)	$(4,706)	(8,328)	(11,764)	$(4,706)	(7,058)	(9,369)	$(3,747)	(5,622)
Fair value adjustment of interest rate swap							(3,545)	(1,418)	(2,127)

	$(8,664)	$(4,706)	$(3,958)	$(13,356)	$(4,706)	$(8,650)	$(17,543)	$(5,165)	$(12,378)

14.    VERTIS HOLDINGS STOCK AWARD AND INCENTIVE PLAN

       Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the "Stock Plan"), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. On April 6, 2004, the Company extended an offer to all eligible U.S.-based employees holding options under the Stock Plan the opportunity to exchange their outstanding eligible options for restricted common stock on a 4 for 1 basis. The restricted stock will vest immediately prior to a liquidity event, generally defined as a public offering of our common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities. Of the 782,484 eligible Vertis Holdings options, 774,866 were exchanged. Pursuant to the exchange offer, on June 7, 2004 Vertis Holdings issued 193,739 restricted shares of stock. Additionally, 7,500 restricted shares were issued to certain officers and directors of Vertis outside of the exchange offer. Upon issuance, unearned compensation was charged to stockholders' equity on Vertis Holdings balance sheet for the fair value of the restricted stock as determined by an independent valuation.

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

        The Company accounts for the Stock Plan under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." No stock-based employee compensation cost is reflected in net income. Due to the uncertainty of the timing of a liquidity event, which would trigger the vesting of the restricted stock and the Nil Cost Options, and the fact that the number of shares that will actually vest is unknown, compensation expense will not be recorded until a liquidity event takes place, or an event is more probable of occurring. For the 21,904 options not exchanged under both offers, variable accounting will apply. There is no expense recorded in 2004.

        Transactions under the Stock Plan were as follows:

	Year Ended December 31,
	2004			2003	2002
(thousands of shares)	Restricted Stock	Nil Cost Options	Options	Options	Options
Outstanding at beginning of year			858	888	852
Granted	201	7			135
Cancelled	(4)		(836)	(30)	(99)

Outstanding at end of year	197	7	22	858	888

Exercisable at end of period			21	684	479

        Restricted shares and Nil Cost Options outstanding at December 31, 2004 have an exercise price of $20.48. Options outstanding at December 31, 2004 have an exercise price of $31.50 per share and ten-year terms. See the Stock Based Compensation section under Note 3 for further discussion.

15.    INTEREST EXPENSE, NET

        Interest expense, net consists of the following:

(In thousands)	2004	2003	2002
Interest expense	$123,513	$117,831	$112,733
Amortization of deferred financing fees	7,831	8,045	10,416
Write-off of deferred financing fees	1,788	10,958	11,508
Interest income	(323)	(277)	(283)

	$132,809	$136,557	$134,374

        The Company wrote off deferred financing fees of $1.8 million in December 2004 in connection with the termination of the Prior Credit Facility. In June 2003, the Company wrote off deferred financing fees of $11.0 million in connection with the retirement of the Term A and B loans. In 2002, the Company wrote off $11.5 million in deferred financing fees in connection with the repayments of a portion of the Term A and B loans and the senior subordinated credit facility. See Note 9 for further discussion of these debt transactions.

16.    OTHER, NET

        Other, net for the year ended December 31, 2004 consists primarily of a $44.0 million loss associated with the termination of the Company's leasehold interest in the properties as discussed in Note 8, offset by $1.0 million in income earned on investments accounted for as leveraged leases prior to the termination of the Company's leasehold interest. Additionally, included in Other, net are $3.1 million in fees associated with the A/R Facility (see Note 5), $1.2 million in bank commitment fees and $0.4 million in losses on the sale of property, plant and equipment.

        Other, net for the year ended December 31, 2003 consists primarily of a $10.1 million recovery from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc. Additionally, other, net includes $1.5 million in income earned on investments accounted for as leveraged leases (see Note 8), offset by $2.6 million in fees associated with the A/R Facility (see Note 5), the $1.1 million adjustment to record the change in the interest rate swap agreement (see Note 9) and $1.2 million in losses on the sale of property, plant and equipment. The remaining $0.9 million in expense consists of miscellaneous charges such as commitment fees and foreign exchange losses.

        Other, net for the year ended December 31, 2002 consists primarily of $2.8 million in fees associated with the accounts receivable facility in place in 2002 (see Note 5), $1.5 million in losses on the sale of property, plant and equipment, and $0.3 million in foreign exchange losses offset by $1.6 million in income earned on investments accounted for as leveraged leases (see Note 8). The remaining $0.4 million in expense consists of miscellaneous charges such as commitment fees.

17.    QUARTERLY FINANCIAL INFORMATION—UNAUDITED

        The results of operations for the years ended December 31, 2004 and 2003 are presented below.

(in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2004
Net sales	$387,486	$396,910	$411,565	$449,090
Gross profit	69,384	72,884	74,620	85,839
Loss before income taxes (1)	(11,030)	(11,284)	(52,133)	(1,899)
Net (loss) income (1)	(11,253)	(11,646)	14,322	(2,556)
Year Ended December 31, 2003
Net sales	$371,215	$377,348	$390,943	$446,403
Gross profit	63,701	67,086	68,264	92,340
(Loss) income before income taxes (2)	(7,962)	(22,899)	(22,821)	6,186
Net (loss) income (2)	(5,845)	(71,911)	(24,027)	5,858
Year Ended

(1)
Third quarter results include a $44.0 million loss and a $66.7 million tax benefit resulting from the termination of the Company's leasehold interest in properties as discussed in Note 8.

(2)
Results include deferred financing fees written off in the amount of $11.0 million in the second quarter and a $67.4 million valuation allowance against the Company's deferred tax assets.

18.    SEGMENT INFORMATION

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

        Additionally, the Company has a General Corporate segment where costs associated with the Company's excutive officers are recorded as well as higher level transactions, such as the termination of the Company's leasehold interest (see Note 9), that are not allocated to the Company's business segments.

        Following is information regarding the Company's segments:

(in thousands)		2004	2003	2002
Net sales	Vertis North America	$1,506,347	$1,448,474	$1,536,521
	Vertis Europe	138,704	137,435	138,870
	Elimination of intersegment sales			(160)

	Consolidated	$1,645,051	$1,585,909	$1,675,231

EBITDA	Vertis North America	$188,779	$164,273	$119,316
	Vertis Europe	(2,012)	8,523	(8,585)
	General Corporate	(55,279)	(113)	(9,741)

	Consolidated EBITDA	131,488	172,683	100,990
	Depreciation and amortization of intangibles	75,025	83,622	89,241
	Interest expense, net	132,809	136,557	134,374
	Income tax (benefit) expense	(65,213)	48,429	(2,479)

	Consolidated Net Loss	$(11,133)	$(95,925)	$(120,146)

Restructuring Charges	Vertis North America	$4,018	$14,649	$16,567
	Vertis Europe	2,400	594	2,524
	General Corporate	483

	Consolidated	$6,901	$15,243	$19,091

Depreciation and Amortization of Intangibles	Vertis North America	$67,455	$76,262	$81,768
	Vertis Europe	7,570	7,360	7,473

	Consolidated	$75,025	$83,622	$89,241

Additions to Long-Lived Assets (excluding acquisitions)	Vertis North America	$45,636	$40,195	$39,638
	Vertis Europe	5,365	3,916	4,216

	Consolidated	$51,001	$44,111	$43,854

Identifiable Assets	Vertis North America	$816,588	$858,851	$852,287
	Vertis Europe	175,058	161,387	156,091
	General Corporate	58,149	127,260	126,620

	Consolidated	$1,049,795	$1,147,498	$1,134,998

Goodwill	Vertis North America	$246,855	$250,080	$245,858
	Vertis Europe	113,010	103,368	96,446

	Consolidated	$359,865	$353,448	$342,304

19.    GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        The Company has senior notes (see Note 9), which are general unsecured obligations of Vertis, Inc., and guaranteed by certain of Vertis, Inc.'s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002 are included for (a) Vertis, Inc. (the "Parent") on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet at December 31, 2004

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$297	$33	$2,308		$2,638
Accounts receivable, net	123,752	18,611	36,287		178,650
Inventories	31,075	11,587	1,939		44,601
Maintenance parts	17,557	3,460			21,017
Prepaid expenses and other current assets	8,872	419	2,915		12,206

Total current assets	181,553	34,110	43,449		259,112
Intercompany receivable	20,812	21,268		$(42,080)
Investments in subsidiaries	171,929	107,251		(279,180)
Property, plant and equipment, net	270,270	89,120	20,048		379,438
Goodwill	198,229	48,626	113,010		359,865
Deferred financing costs, net	26,815				26,815
Other assets, net	23,673	744	148		24,565

Total Assets	$893,281	$301,119	$176,655	$(321,260)	$1,049,795

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$197,068	$30,989	$15,848		$243,905
Compensation and benefits payable	29,089	7,615	271		36,975
Accrued interest	13,413		137		13,550
Accrued income taxes	10,490	(204)	8		10,294
Current portion of long-term debt			6		6
Other current liabilities	18,468	(35)	8,687		27,120

Total current liabilities	268,528	38,365	24,957		331,850
Due to parent			49,490	$(42,080)	7,410
Long-term debt, net of current portion	975,233		48,809		1,024,042
Other long-term liabilities	35,193	(154)	14		35,053

Total liabilities	1,278,954	38,211	123,270	(42,080)	1,398,355
Stockholder's (deficit) equity	(385,673)	262,908	53,385	(279,180)	(348,560)

Total Liabilities and Stockholder's (Deficit) Equity	$893,281	$301,119	$176,655	$(321,260)	$1,049,795

Condensed Consolidating Balance Sheet at December 31, 2003

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$389	$108	$1,586		$2,083
Accounts receivable, net	132,531	20,086	31,158		183,775
Inventories	26,227	11,607	1,806		39,640
Maintenance parts	17,456	3,271			20,727
Deferred income taxes Prepaid expenses and other current assets	13,953	1,131	5,267		20,351

Total current assets	190,556	36,203	39,817		266,576
Intercompany receivable	54,216			$(54,216)
Investments in subsidiaries	154,349	55,199		(209,548)
Property, plant and equipment, net	281,275	99,887	20,658		401,820
Goodwill	201,454	48,625	103,369		353,448
Investments		1	73,966		73,967
Deferred financing costs, net	30,828	1	92		30,921
Other assets, net	19,948	770	48		20,766

Total Assets	$932,626	$240,686	$237,950	$(263,764)	$1,147,498

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$183,511	$36,137	$13,788		$233,436
Compensation and benefits payable	25,274	9,288	369		34,931
Accrued interest	15,384		985		16,369
Accrued income taxes	7,097	(192)	(1,766)		5,139
Current portion of long-term debt	73				73
Other current liabilities	17,263	7,266	12,705		37,234

Total current liabilities	248,602	52,499	26,081		327,182
Due to parent		32,989	28,684	$(54,216)	7,457
Long-term debt, net of current portion	979,224		72,653		1,051,877
Deferred income taxes	69,437	(2,704)	57		66,790
Other long-term liabilities	27,392	8,843	155		36,390

Total liabilities	1,324,655	91,627	127,630	(54,216)	1,489,696
Stockholder's (deficit) equity	(392,029)	149,059	110,320	(209,548)	(342,198)

Total Liabilities and Stockholder's (Deficit) Equity	$932,626	$240,686	$237,950	$(263,764)	$1,147,498

Condensed Consolidating Statement of Operations
Year ended December 31, 2004

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Elim- inations	Consol- idated
Net sales	$1,161,998	$352,459	$142,808	$(12,214)	$1,645,051

Operating expenses:
Costs of production	922,694	263,189	108,283	(12,214)	1,281,952
Selling, general and administrative	113,124	30,801	33,100		177,025
Restructuring charges	3,904	597	2,400		6,901
Depreciation and amortization of intangibles	49,277	18,026	7,722		75,025

	1,088,999	312,613	151,505	(12,214)	1,540,903

Operating income	72,999	39,846	(8,697)		104,148

Other expenses (income):
Interest expense, net	126,042	9	6,758		132,809
Other, net	4,673	23	42,989		47,685

	130,715	32	49,747		180,494

Equity in net income (loss) of subsidiaries	(19,649)			19,649
(Loss) income before income taxes	(77,365)	39,814	(58,444)	19,649	(76,346)
Income tax (benefit) expense	(66,232)	(12)	1,031		(65,213)

Net (loss) income	$(11,133)	$39,826	$(59,475)	$19,649	$(11,133)

Condensed Consolidating Statement of Operations
Year ended December 31, 2003

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Elim- inations	Consol- idated
Net sales	$1,107,715	$356,937	$141,219	$(19,962)	$1,585,909

Operating expenses:
Costs of production	878,062	268,858	99,462	(19,962)	1,226,420
Selling, general and administrative	110,103	35,328	31,892		177,323
Restructuring charges	14,495	154	594		15,243
Depreciation and amortization of intangibles	55,294	20,872	7,456		83,622

	1,057,954	325,212	139,404	(19,962)	1,502,608

Operating income	49,761	31,725	1,815		83,301

Other expenses (income):
Interest expense, net	130,524	(264)	6,297		136,557
Other, net	(5,825)	31	34		(5,760)

	124,699	(233)	6,331		130,797

Equity in net income (loss) of subsidiaries	27,438			(27,438)
(Loss) income before income taxes	(47,500)	31,958	(4,516)	(27,438)	(47,496)
Income tax expense (benefit)	48,425	(12)	16		48,429

Net (loss) income	$(95,925)	$31,970	$(4,532)	$(27,438)	$(95,925)

Condensed Consolidating Statement of Operations
Year ended December 31, 2002

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Elim- inations	Consol- idated
Net sales	$1,160,072	$398,133	$142,138	$(25,112)	$1,675,231

Operating expenses:
Costs of production	893,596	292,101	95,731	(25,112)	1,256,316
Selling, general and administrative	114,775	42,470	29,874		187,119
Restructuring charges	8,662	7,701	2,728		19,091
Depreciation and amortization of intangibles	58,396	23,226	7,619		89,241

	1,075,429	365,498	135,952	(25,112)	1,551,767

Operating income	84,643	32,635	6,186		123,464

Other expenses (income):
Interest expense, net	126,420	(134)	8,088		134,374
Other, net	3,287	26	37		3,350

	129,707	(108)	8,125		137,724

Equity in net income (loss) of subsidiaries	(13,166)			13,166
(Loss) income before income taxes	(58,230)	32,743	(1,939)	13,166	(14,260)
Income tax benefit	(2,023)	(14)	(442)		(2,479)

(Loss) income before cumulative effect of accounting change	(56,207)	32,757	(1,497)	13,166	(11,781)

Cumulative effect of accounting change	63,939	22,661	21,765		108,365

Net (loss) income	$(120,146)	$10,096	$(23,262)	$13,166	$(120,146)

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2004

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Consol- idated
Cash Flows from Operating Activities	$36,657	$25,008	$(14,120)	$47,545

Cash Flows from Investing Activities:
Capital expenditures	(36,739)	(6,992)	(5,365)	(49,096)
Software development costs capitalized	(1,905)			(1,905)
Proceeds from sale of property, plant and equipment and divested assets	763	45	133	941
Proceeds from termination of leasehold interest			31,068	31,068

Net cash used in investing activities	(37,881)	(6,947)	25,836	(18,992)

Cash Flows from Financing Activities:
Net repayments under revolving credit facilities	(7,951)		(30,861)	(38,812)
Repayments of long-term debt	(72)	(2)	(22)	(96)
Deferred financing costs	(5,605)			(5,605)
Increase in outstanding checks drawn on controlled disbursement accounts	12,187	1,789	896	14,872
Other financing activities	2,573	(19,923)	17,383	33

Net cash (used in) provided by financing activities	1,132	(18,136)	(12,604)	(29,608)

Effect of exchange rate changes on cash			1,610	1,610

Net (decrease) increase in cash and cash equivalents	(92)	(75)	722	555
Cash and cash equivalents at beginning of year	389	108	1,586	2,083

Cash and cash equivalents at end of year	$297	$33	$2,308	$2,638

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2003

In thousands	Parent	Guarantor Companies	Non-Guarantor Companies	Consol- idated
Cash Flows from Operating Activities	$29,709	$61,916	$(2,579)	$89,046

Cash Flows from Investing Activities:
Capital expenditures	(27,148)	(10,148)	(3,916)	(41,212)
Software development costs capitalized	(2,899)			(2,899)
Proceeds from sale of property, plant and equipment and divested assets	3,128		173	3,301
Acquisition of business, net of cash	(93)			(93)

Net cash used in investing activities	(27,012)	(10,148)	(3,743)	(40,903)

Cash Flows from Financing Activities:
Issuance of long-term debt	340,714			340,714
Net repayments under revolving credit facilities	(40,300)		(41,602)	(81,902)
Repayments of long-term debt	(310,430)	(43)	(71)	(310,544)
Deferred financing costs	(12,846)			(12,846)
Increase in outstanding checks drawn on controlled disbursement accounts	10,664	1,113		11,777
Other financing activities	6,300	(52,829)	46,154	(375)

Net cash (used in) provided by financing activities	(5,898)	(51,759)	4,481	(53,176)

Effect of exchange rate changes on cash			1,381	1,381

Net (decrease) increase in cash and cash equivalents	(3,201)	9	(460)	(3,652)
Cash and cash equivalents at beginning of year	3,590	99	2,046	5,735

Cash and cash equivalents at end of year	$389	$108	$1,586	$2,083

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2002

In thousands	Parent	Guarantor Companies	Non- Guarantor Companies	Consol- idated
Cash Flows from Operating Activities	$(28,239)	$91,580	$33,378	$96,719

Cash Flows from Investing Activities:
Capital expenditures	(31,450)	(5,492)	(4,216)	(41,158)
Software development costs capitalized	(2,696)			(2,696)
Proceeds from sale of property, plant and equipment and divested assets	2,039	312	91	2,442

Net cash used in investing activities	(32,107)	(5,180)	(4,125)	(41,412)

Cash Flows from Financing Activities:
Issuance of long-term debt	347,500			347,500
Net repayments under revolving credit facilities	(60,226)		(2,965)	(63,191)
Repayments of long-term debt	(349,497)	(360)	(54)	(349,911)
Deferred financing costs	(12,838)			(12,838)
Increase in outstanding checks drawn on controlled disbursement accounts	6,821	1,327	1,007	9,155
Other financing activities	117,558	(86,910)	(29,739)	909

Net cash provided by (used in) by financing activities	49,318	(85,943)	(31,751)	(68,376)

Effect of exchange rate changes on cash			1,271	1,271

Net (decrease) increase in cash and cash equivalents	(11,028)	457	(1,227)	(11,798)
Cash and cash equivalents at beginning of year	14,618	(358)	3,273	17,533

Cash and cash equivalents at end of year	$3,590	$99	$2,046	$5.735

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

* * * * *

VERTIS, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

In thousands	Balance at Beginning of Year	Charges/Credits to Costs and Expenses	Write offs Net of Recoveries	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2004	$3,942	$716	$(1,270)	$3,388
Year ended December 31, 2003	$5,960	$1,840	$(3,858)	$3,942
Year ended December 31, 2002	$8,270	$1,577	$(3,887)	$5,960
Deferred Tax Valuation Allowance
Year ended December 31, 2004	$74,393	$(33,903)		$40,490
Year ended December 31, 2003	$6,968	$67,425		$74,393
Year ended December 31, 2002	$6,968			$6,968

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.
BY:	/s/ DONALD E. ROLAND
Name:	Donald E. Roland
Title:	Chairman and Chief Executive Officer

Date: February 25, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ DONALD E. ROLAND Donald E. Roland	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	February 25, 2005
/s/ AUSTIN M. BEUTNER Austin M. Beutner	Director	February 25, 2005
/s/ CIARA A. BURNHAM Ciara A. Burnham	Director	February 25, 2005
/s/ ANTHONY J. DINOVI Anthony J. DiNovi	Director	February 25, 2005
/s/ THOMAS H. LEE Thomas H. Lee	Director	February 25, 2005
/s/ SOREN L. OBERG Soren L. Oberg	Director	February 25, 2005
/s/ MICHAEL S. RAWLINGS Michael S. Rawlings	Director	February 25, 2005
/s/ SCOTT M. SPERLING Scott M. Sperling	Director	February 25, 2005
/s/ DEAN D. DURBIN Dean D. Durbin	President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2005

II-1

QuickLinks

VERTIS, INC. ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004
TABLE OF CONTENTS
CAUTIONARY STATEMENTS
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
  ITEM 9B OTHER INFORMATION
PART III
  ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF VERTIS
  ITEM 11 EXECUTIVE COMPENSATION
  ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES