Form 10-Q
period 2005-03-31
VERTIS INC
filed 2005-05-06
CIK 1178717

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Yes ☐ No ☒

PART 1—FINANCIAL INFORMATION

Item 1.                        FINANCIAL STATEMENTS

Vertis, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In thousands, except per share amounts

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,958	$2,638
Accounts receivable, net	158,685	178,650
Inventories, net	45,214	44,601
Maintenance parts, net	20,921	21,017
Prepaid expenses and other current assets	19,007	12,206
Total current assets	248,785	259,112
Property, plant and equipment, net	366,127	379,438
Goodwill	263,283	359,865
Deferred financing costs, net	25,045	26,815
Other assets, net	23,950	24,565
Total assets	$927,190	$1,049,795
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$191,500	$243,905
Compensation and benefits payable	38,952	36,975
Accrued interest	42,154	13,550
Accrued income taxes	10,577	10,294
Current portion of long-term debt	6	6
Other current liabilities	28,251	27,120
Total current liabilities	311,440	331,850
Due to parent	5,041	7,410
Long-term debt, net of current portion	1,054,798	1,024,042
Other long-term liabilities	34,394	35,053
Total liabilities	1,405,673	1,398,355
Stockholder’s deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,051	409,059
Accumulated deficit	(883,589)	(753,661)
Accumulated other comprehensive loss	(3,945)	(3,958)
Total stockholder’s deficit	(478,483)	(348,560)
Total liabilities and stockholder’s deficit	$927,190	$1,049,795

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
In thousands

Three Months Ended March 31,	2005	2004
	(Unaudited)
Net sales	$385,826	$390,618
Operating expenses:
Costs of production	308,818	301,588
Selling, general and administrative	47,325	46,910
Restructuring charges	10,008	862
Goodwill impairment loss	97,790
Depreciation and amortization of intangibles	17,303	19,069
	481,244	368,429
Operating (loss) income	(95,418)	22,189
Other expenses (income):
Interest expense, net	32,287	32,717
Other, net	1,965	502
	34,252	33,219
Loss before income tax expense	(129,670)	(11,030)
Income tax expense	258	223
Net loss	$(129,928)	$(11,253)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In thousands

Three Months Ended March 31,	2005	2004
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(129,928)	$(11,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,303	19,069
Amortization of deferred financing costs	1,838	1,964
Restructuring and asset impairment charges	10,008	862
Goodwill impairment loss	97,790
Deferred income taxes		128
Other non-cash income and expense, net	4,348	988
Changes in operating assets and liabilities (excluding effect of acquisitions):
Decrease in accounts receivable	18,202	11,910
Increase in inventories	(613)	(251)
(Increase) decrease in prepaid expenses and other assets	(5,888)	7,229
Decrease in accounts payable and other liabilities	(13,246)	(12,170)
Net cash (used in) provided by operating activities	(186)	18,476
Cash Flows from Investing Activities:
Capital expenditures	(4,319)	(8,675)
Software development costs capitalized	(440)	(482)
Acquisition of business, net of cash acquired	(3,208)
Proceeds from sale of property, plant and equipment	78	78
Net cash used in investing activities	(7,889)	(9,079)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	30,965	7,016
Repayments of long-term debt	(6)	(51)
Deferred financing costs	(67)	(9)
Decrease in outstanding checks drawn on controlled disbursement accounts	(18,825)	(10,089)
Other financing activities	(2,369)	(63)
Net cash provided by (used in) financing activities	9,698	(3,196)
Effect of exchange rate changes on cash	697	353
Net increase in cash and cash equivalents	2,320	6,554
Cash and cash equivalents at beginning of year	2,638	2,083
Cash and cash equivalents at end of period	$4,958	$8,637
Supplemental Cash Flow Information:
Interest paid	$1,259	$4,642
Income taxes paid	$156	$547

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   GENERAL

The accompanying unaudited condensed consolidated financial statements of Vertis, Inc. and Subsidiaries (collectively, “Vertis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). The financial statements include all normal and recurring adjustments that management of the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by the generally accepted accounting principles for annual financial statements. As these are condensed consolidated financial statements, one should also read the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

The Company is a wholly-owned subsidiary of Vertis Holdings, Inc. (“Vertis Holdings”).

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

The difference between net loss and total comprehensive loss is comprised of foreign currency translation gains which amounted to $13 thousand and $2.7 million for the three months ended March 31, 2005 and 2004, respectively. The total comprehensive loss for the three months ended March 31, 2005 and 2004 is $129.9 million and $8.5 million, respectively.

2.   RESTRUCTURING CHARGES

The Company began the first phase of a restructuring program in the first quarter of 2005 (the  “2005 Program”) aimed at regionalizing and streamlining operations to capitalize on operating efficiencies and improve productivity and consistency, and reducing the Company’s overall cost base. The execution of the first phase of the 2005 Program is substantially complete as of March 31, 2005 and should be final by the end of the second quarter of 2005. This program includes reductions in work force of approximately 220 employees; the closure of three premedia facilities and one direct mail warehouse in the U.K., some of which are associated with the consolidation of operations; and the transfer of certain positions. The Company expects the costs associated with the first phase of the 2005 Program to be an estimated $9.5 million (net of estimated sublease income of $1.6 million), $9.3 million of which were recorded in the first quarter of 2005. Liabilities for severance costs related to future restructurings are not accrued as the amounts cannot be reasonably estimated. The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency. It is likely that the Company will incur additional restructuring costs in 2005 in an on-going effort to achieve these objectives. The Company expects these costs to be incurred in each of the operating segments and also to impact corporate overhead costs.

In the three months ended March 31, 2005, under the 2005 Program, Vertis North America recorded $6.6 million in severance and related costs associated with the elimination of approximately 160 positions and $1.7 million in facility closure costs associated with the closure of two facilities. Under the 2005 Program, Vertis Europe recorded $0.5 million in severance costs due to headcount reductions of approximately 60 employees. Under the Company’s General Corporate segment (See Note 7), $0.5 million in severance costs were recorded under the 2005 Program due to a staffing reduction of one employee at the Company’s corporate office. Additionally, $0.7 million in costs were recorded in the first quarter of 2005 under the General Corporate segment related to the amendment of an executive level employment agreement announced in 2004, as discussed below.

In the first quarter of 2004, Vertis North America recorded $0.7 million in severance costs due to headcount reductions of approximately 50 employees, and $0.2 million in facility closure costs. These costs were associated with a restructuring plan begun in 2003 which included the closure of facilities, some of which were associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises.

Vertis Europe began a restructuring program in the second quarter of 2004 (the “2004 Program”) that included planned staffing reductions totaling approximately 184 employees. The 2004 Program was substantially complete as of December 31, 2004. Additionally, in 2004 the Company announced an amendment of an executive level employment agreement at the Vertis corporate office resulting in an estimated cost of $1.2 million.

The significant components of restructuring charges were as follows:

	Severance	Facility
	and Related	Closing	Other
	Costs	Costs	Costs	Total
	(in thousands)
Accrued balance at December 31, 2004	$1,176	$7,312	$575	$9,063
Restructuring charges in the three months ended March 2005	8,348	1,660		10,008
Restructuring payments and usage in the three months ended March 2005	(2,463)	(343)		(2,806)
Accrued balance at March 31, 2005	$7,061	$8,629	$575	$16,265

The Company expects to pay approximately $11.3 million of the accrued restructuring costs during the next year, and the remainder, approximately $5.0 million, by 2011. The portion of this accrual attributable to facility closing costs is recorded net of anticipated sublease income. Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

3.   GOODWILL

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles”, the Company has elected to perform its annual impairment test as of January 1.  Each of the Company’s reporting units is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. As a result of the Company’s impairment test completed in the first quarter of 2005, the Company recorded an impairment loss of $97.8 million at the Vertis Europe segment to reduce the carrying value of goodwill to its implied fair value. This impairment charge reflects the current assessment of the value of the Vertis Europe goodwill, including the impact of the poor near term outlook for the entire direct mail industry in Europe, and reduces the carrying value of goodwill remaining on Vertis Europe’s balance sheet to $13.8 million.

4.   ACQUISITION

On January 20, 2005, the Company acquired Elite Mailing and Fulfillment Services, Inc. (“Elite”) for $3.1 million. Elite is a full-service lettershop and mail presorting facility based in Bellmawr, New Jersey. Elite has been a strategic partner of Vertis since 1996, providing lettershop and fulfillment services.

Goodwill arising in connection with this acquisition was approximately $2.6 million, calculated as the excess of the liabilities assumed over the fair value of the net assets acquired. The financial results of Elite are included in the Company’s consolidated financial statements from the date of acquisition. Allocation of purchase price has been done on a preliminary basis and is subject to change as the Company continues to gather information on intangible assets.

Elite sales for the three months ended March 31, 2005 and 2004 were $1.4 million and $3.2 million, respectively, of which sales to other Vertis subsidiaries accounted for 99.2% and 97.1% of Elite sales,  respectively. Vertis pro forma net loss, adjusted to include Elite as though the acquisition had occurred at the beginning of 2004, is $129.9 million and $11.0 million for the three months ended March 31, 2005 and 2004, respectively.

5.   ACCOUNTS RECEIVABLE

In December 2002, the Company entered into a three-year agreement (the “A/R Facility”), terminating November 30, 2005, to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. through the issuance of $130.0 million of variable rate trade receivable backed certificates.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $0.8 million in both the three months ended 2005 and 2004, respectively. These proceeds are fully offset by servicing costs.

At March 31, 2005 and December 31, 2004, accounts receivable of $114.2 million and $130.0 million, respectively, had been sold under the facility and, as such, are reflected as reductions of accounts receivable. At March 31, 2005 and December 31, 2004, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $43.9 million and $58.0 million, respectively, which is included in Accounts receivable, net on the condensed consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $375.7 million and $372.5 million in the first quarter of 2005 and 2004, respectively.

Fees for the program under the facility vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 90 basis points. The loss on sale, which approximated the fees, totaled $1.0 million in the first quarter of 2005 and $0.6 million in the first quarter of 2004, and is included in Other, net.

6.   INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Paper	$32,060	$30,312
Work in process	4,688	5,707
Ink and chemicals	3,672	3,091
Other	4,794	5,491
	$45,214	$44,601

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

Additionally, the Company has a General Corporate segment where costs associated with the Company’s executive officers are recorded as well as certain transactions that don’t specifically relate to the Company’s business segments.

Following is information regarding the Company’s segments:

		Three months ended,
		March 31,
		2005	2004
		(in thousands)
Net sales	Vertis North America	$353,889	$353,748
	Vertis Europe	31,937	36,870
	Consolidated	$385,826	$390,618
EBITDA	Vertis North America	$25,029	$41,473
	Vertis Europe	(99,478)	1,269
	General Corporate	(5,631)	(1,986)
	Consolidated EBITDA	(80,080)	40,756
	Depreciation and amortization of intangibles	17,303	19,069
	Interest expense, net	32,287	32,717
	Income tax expense	258	223
	Consolidated Net Loss	$(129,928)	$(11,253)
Restructuring charges	Vertis North America	$8,318	$862
	Vertis Europe	491
	General Corporate	1,199
	Consolidated EBITDA	$10,008	$862
Depreciation and amortization of intangibles	Vertis North America	$15,503	$17,190
	Vertis Europe	1,800	1,879
	Consolidated	$17,303	$19,069

8.   NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No.151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payments” (“SFAS 123R”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their grant date fair values. The proforma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, companies must determine the transition method, either retroactive or prospective, to be used at the date of adoption; the appropriate fair value model to be used for valuing share-based payments; and the amortization method for compensation cost. The provisions of this Statement shall be effective for the Company beginning January 1, 2006. The Company is currently evaluating the provisions of this statement and has not yet determined the impact that this Statement will have on its results of operations or financial position.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143. FIN 47 requires that Companies recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company is currently evaluating the provisions of this statement and has not yet determined the impact that this Statement will have on its results of operations or financial position.

9.   LONG-TERM DEBT

Long-term debt consisted of the following:

	March 31,	December 31,
	2005	2004
	(in thousands)
Revolving credit facility	$78,573	$48,801
9 3/4% senior secured second lien notes, net of discount	343,633	343,235
10 7/8% senior notes, net of discount	348,489	348,399
13 1/2% senior subordinated notes	293,495	293,495
Discount—13 1/2% senior subordinated credit facility	(9,392)	(9,895)
Other notes	6	13
	1,054,804	1,024,048
Current portion	(6)	(6)
	$1,054,798	$1,024,042

The revolving credit facility (the “Credit Facility”) consists of a multicurrency revolving credit facility of up to $200 million that provides for issuances of up to $45 million in letters of credit and borrowings of up to $150 million in alternate currencies. The Credit Facility matures December 22, 2008 with no repayment of principal until maturity.

The maximum availability under the Credit Facility is $200 million, limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 5); and 45% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent’s right to alter existing reserves requires written consent from the borrowers when Bank EBITDA, as defined below, is in excess of $180 million on a quarterly trailing twelve-month basis. The agent is not required to obtain written consent when Bank EBITDA on a quarterly trailing twelve-month basis is less than $180 million. At March 31, 2005, the Company’s borrowing base was calculated to be $203.8 million.

“Bank EBITDA” is the EBITDA as reflected in Note 7 to these financial statements adjusted for certain items as defined in the credit agreement.

The interest rate on the Credit Facility is either (a) the US Prime rate or Britain Prime rate, depending on the currency the Company is borrowing in, plus a margin which fluctuates based on the Company’s senior secured leverage ratio (“Leverage Ratio”), defined as the ratio of senior secured debt to Bank EBITDA, or (b) the US or Britain LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio. At March 31, 2005, the margin was 275 basis points above LIBOR.

The Company had a senior subordinated credit facility (the “Senior Facility”), which was a term loan bearing interest of 13 1/2% expiring on December 7, 2009. Pursuant to the Senior Facility, the Company issued an aggregate of $293.5 million of 13 1/2% senior subordinated notes due December 7, 2009 (the “Exchange Notes”) in exchange for the term loans held by the holders requesting the exchange. The Exchange Notes pay interest semi-annually on June 1 and December 1 of each year. The $293.5 million represents the entire amount of term notes under the Senior Facility. At March 31, 2005 there remains a $9.4 million discount associated with approximately 700,000 detachable warrants issued in February 2002 to the holders of the Senior Facility entitling them to purchase one share of Vertis Holdings stock for $0.01 per share. These warrants expire on June 30, 2011 and the discount is being amortized over the original life of the Senior Facility.

The Credit Facility, the 10 7/8% notes, the 9 3/4% notes and the Exchange Notes contain customary covenants including restrictions on capital expenditures, dividends, and investments. In particular, these debt instruments all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of the Company or the capital stock of its restricted subsidiaries. Substantially all of the Company’s assets are pledged as collateral for the outstanding debt under the Credit Facility, and, on a second lien basis, the 9 3/4% notes. All of the Company’s debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility requires the Company to maintain Bank EBITDA of $160 million on a trailing twelve-month basis. At March 31, 2005, the Company’s trailing twelve-month Bank EBITDA as calculated under the credit agreement is $173.0 million. If the Company is unable to maintain this minimum Bank EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. At March 31, 2005, the Company was in compliance with its debt covenants.

10.   RETIREMENT PLANS

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans, including pension and supplemental executive retirement plans, for the three months ended March 31, 2005 and 2004.

	Three months ended
	March 31,
	2005	2004
	(in thousands)
Service cost	$193	$172
Interest cost	571	540
Expected return on plan assets	(325)	(256)
Amortization of prior service cost	58	58
Amortization of net loss	219	178
Net periodic benefit cost	$716	$692

The Company made contributions of approximately $0.5 million to its pension plans in the three months ended March 31, 2005. The Company expects to contribute $2.4 million in 2005 as previously disclosed in its consolidated financial statements for the year ended December 31, 2004

11.   VERTIS HOLDINGS STOCK AWARD AND INCENTIVE PLAN

Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. On April 6, 2004, the Company extended an offer to all eligible U.S.-based employees holding options under the Stock Plan the opportunity to exchange their outstanding eligible options for restricted common stock on a 4 for 1 basis. The restricted stock will vest immediately prior to a liquidity event, generally defined as a public offering of our common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities. Of the 782,484 eligible Vertis Holdings options, 774,866 were exchanged. Pursuant to the exchange offer, on June 7, 2004 Vertis Holdings issued 193,739 restricted shares of stock. Additionally, 13,000 restricted shares were issued to certain officers and directors of Vertis outside of the exchange offer. Upon issuance, unearned compensation was charged to stockholders’ equity on Vertis Holdings balance sheet for the fair value of the restricted stock as determined by an independent valuation.

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

The Company accounts for the Stock Plan under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net income. Due to the uncertainty of the timing of a liquidity event, which would trigger the vesting of the restricted stock and the Nil Cost Options, and the fact that the number of shares that will actually vest is unknown, compensation expense will not be recorded until a liquidity event takes place, or an event is probable of occurring. For the 21,904 options not exchanged under both offers, variable accounting applies. There is no expense recorded for the three months ended March 31, 2005 or 2004 as the estimated fair value of the Company’s stock is not more than the exercise price of the options. The following table summarizes the effect of accounting for these awards as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” had been applied.

	Three months ended March 31,
	2005	2004
	(in thousands)
Net loss:
As reported	$(129,928)	$(11,253)
Deduct: total stock-based compensation determined under the fair value based method for all awards, net of tax	(3)	(124)
Pro forma	$(129,931)	$(11,377)

12.   INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	Three months ended
	March 31,
	2005	2004
	(In thousands)
Interest expense	$30,611	$30,793
Amortization of deferred financing fees	1,838	1,964
Interest income	(162)	(40)
	$32,287	$32,717

13.   OTHER, NET

Other, net for the three months ended March 31, 2005 consists primarily of $1.0 million in fees associated with the A/R Facility (see Note 5), $0.7 million in losses on the sale of property, plant and equipment, and $0.3 million in bank commitment fees.

Other, net for the three months ended March 31, 2004 consists primarily of $0.6 million in fees associated with the A/R Facility (see Note 5), $0.2 million in bank commitment fees and $0.1 million in miscellaneous charges, offset by $0.4 million in income earned on investments accounted for as leveraged leases.

14.   INCOME TAXES

The Company had approximately $159.7 million of net operating losses available to carryforward as of December 31, 2004. These carryforwards expire beginning in 2007 through 2025. The Company maintains a valuation allowance against its deferred tax assets. The valuation allowance reserves the net operating losses and tax credit carryovers that may not be offset by reversing taxable temporary differences. This treatment is required under SFAS No. 109, “Accounting for Income Taxes”. However, the carryovers may still be used to offset taxable income in future years, thereby lowering our cash tax obligations. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. No additional tax benefit was recorded by the Company in the first quarter of 2005.

15.   GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company has three series of notes (see Note 9) which are general obligations of Vertis, Inc., and are guaranteed by certain of Vertis, Inc.’s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of March 31, 2005 and December 31, 2004, and for the three months ended March 31, 2005 and 2004 are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet at March 31, 2005
In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,146		$2,812		$4,958
Accounts receivable, net	111,258	$19,248	28,179		158,685
Inventories	32,738	10,662	1,814		45,214
Maintenance parts	17,529	3,392			20,921
Prepaid expenses and other current assets	15,159	281	3,567		19,007
Total current assets	178,830	33,583	36,372		248,785
Intercompany receivable		49,982		$(49,982)
Investments in subsidiaries	135,833	79,097		(214,930)
Property, plant and equipment, net	262,264	85,802	18,061		366,127
Goodwill	200,833	48,626	13,824		263,283
Deferred financing costs, net	25,045				25,045
Other assets, net	22,497	695	758		23,950
Total Assets	$825,302	$297,785	$69,015	$(264,912)	$927,190
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$156,157	$22,396	$12,947		$191,500
Compensation and benefits payable	31,660	6,871	421		38,952
Accrued interest	41,554		600		42,154
Accrued income taxes	10,739	(204)	42		10,577
Current portion of long-term debt			6		6
Other current liabilities	16,822	3,436	7,993		28,251
Total current liabilities	256,932	32,499	22,009		311,440
Due to parent	7,755		47,268	$(49,982)	5,041
Long-term debt, net of current portion	1,006,225		48,573		1,054,798
Other long-term liabilities	32,873	1,507	14		34,394
Total liabilities	1,303,785	34,006	117,864	(49,982)	1,405,673
Stockholder’s (deficit) equity	(478,483)	263,779	(48,849)	(214,930)	(478,483)
Total Liabilities and Stockholder’s (Deficit) Equity	$825,302	$297,785	$69,015	$(264,912)	$927,190

Condensed Consolidating Balance Sheet at December 31, 2004
In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$297	$33	$2,308		$2,638
Accounts receivable, net	123,752	18,611	36,287		178,650
Inventories	31,075	11,587	1,939		44,601
Maintenance parts	17,557	3,460			21,017
Prepaid expenses and other current assets	8,872	419	2,915		12,206
Total current assets	181,553	34,110	43,449		259,112
Intercompany receivable	20,812	21,268		$(42,080)
Investments in subsidiaries	209,042	107,251		(316,293)
Property, plant and equipment, net	270,270	89,120	20,048		379,438
Goodwill	198,229	48,626	113,010		359,865
Deferred financing costs, net	26,815				26,815
Other assets, net	23,673	744	148		24,565
Total Assets	$930,394	$301,119	$176,655	$(358,373)	$1,049,795
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$197,068	$30,989	$15,848		$243,905
Compensation and benefits payable	29,089	7,615	271		36,975
Accrued interest	13,413		137		13,550
Accrued income taxes	10,490	(204)	8		10,294
Current portion of long-term debt			6		6
Other current liabilities	18,468	(35)	8,687		27,120
Total current liabilities	268,528	38,365	24,957		331,850
Due to parent			49,490	$(42,080)	7,410
Long-term debt, net of current portion	975,233		48,809		1,024,042
Other long-term liabilities	35,193	(154)	14		35,053
Total liabilities	1,278,954	38,211	123,270	(42,080)	1,398,355
Stockholder’s (deficit) equity	(348,560)	262,908	53,385	(316,293)	(348,560)
Total Liabilities and Stockholder’s (Deficit) Equity	$930,394	$301,119	$176,655	$(358,373)	$1,049,795

Condensed Consolidating Statement of Operations
Three months ended March 31, 2005
In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Net sales	$270,738	$84,177	$32,660	$(1,749)	$385,826
Operating expenses:
Costs of production	220,187	64,411	25,969	(1,749)	308,818
Selling, general and administrative	35,740	3,870	7,715		47,325
Restructuring charges	7,023	2,494	491		10,008
Goodwill impairment loss			97,790		97,790
Depreciation and amortization of intangibles	11,582	3,913	1,808		17,303
	274,532	74,688	133,773	(1,749)	481,244
Operating income (loss)	(3,794)	9,489	(101,113)		(95,418)
Other expenses (income):
Interest expense, net	31,123	4	1,160		32,287
Other, net	1,965				1,965
	33,088	4	1,160		34,252
Equity in net income (loss) of subsidiaries	(92,846)			92,846
(Loss) income before income taxes	(129,728)	9,485	(102,273)	92,846	(129,670)
Income tax expense	200		58		258
Net (loss) income	$(129,928)	$9,485	$(102,331)	$92,846	$(129,928)

Condensed Consolidating Statement of Operations
Three months ended March 31, 2004
In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Net sales	$266,141	$89,933	$38,044	$(3,500)	$390,618
Operating expenses:
Costs of production	211,225	65,687	28,176	(3,500)	301,588
Selling, general and administrative	34,902	3,708	8,300		46,910
Restructuring charges	862				862
Depreciation and amortization of intangibles	12,475	4,695	1,899		19,069
	259,464	74,090	38,375	(3,500)	368,429
Operating income	6,677	15,843	(331)		22,189
Other expenses (income):
Interest expense, net	31,222		1,495		32,717
Other, net	868	5	(371)		502
	32,090	5	1,124		33,219
Equity in net income (loss) of subsidiaries	14,360			(14,360)
(Loss) income before income taxes	(11,053)	15,838	(1,455)	(14,360)	(11,030)
Income tax expense (benefit)	200	(2)	25		223
Net (loss) income	$(11,253)	$15,840	$(1,480)	$(14,360)	$(11,253)

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2005
In thousands

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
Cash Flows from Operating Activities	$(9,306)	$7,640	$1,480	$(186)
Cash Flows from Investing Activities:
Capital expenditures	(3,567)	(341)	(411)	(4,319)
Software development costs capitalized	(440)			(440)
Proceeds from sale of property, plant and equipment and divested assets	18	60		78
Acquisition of business, net of cash acquired	(3,208)			(3,208)
Net cash used in investing activities	(7,197)	(281)	(411)	(7,889)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	29,999		966	30,965
Repayments of long-term debt			(6)	(6)
Deferred financing costs	(67)			(67)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(21,210)	2,385		(18,825)
Other financing activities	9,630	(9,777)	(2,222)	(2,369)
Net cash provided by (used in) financing activities	18,352	(7,392)	(1,262)	9,698
Effect of exchange rate changes on cash			697	697
Net increase (decrease) in cash and cash equivalents	1,849	(33)	504	2,320
Cash and cash equivalents at beginning of year	297	33	2,308	2,638
Cash and cash equivalents at end of period	$2,146	$	$2,812	$4,958

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2004
In thousands

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
Cash Flows from Operating Activities	$32,109	$(8,938)	$(4,695)	$18,476
Cash Flows from Investing Activities:
Capital expenditures	(4,139)	(3,557)	(979)	(8,675)
Software development costs capitalized	(482)			(482)
Proceeds from sale of property, plant and equipment and divested assets	34		44	78
Net cash used in investing activities	(4,587)	(3,557)	(935)	(9,079)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	595		6,421	7,016
Repayments of long-term debt	(44)	(2)	(5)	(51)
Deferred financing costs	(9)			(9)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(14,382)	4,293		(10,089)
Other financing activities	(7,874)	8,282	(471)	(63)
Net cash (used in) provided by financing activities	(21,714)	12,573	5,945	(3,196)
Effect of exchange rate changes on cash			353	353
Net increase in cash and cash equivalents	5,808	78	668	6,554
Cash and cash equivalents at beginning of year	389	108	1,586	2,083
Cash and cash equivalents at end of period	$6,197	$186	$2,254	$8,637

16.   COMMITMENTS AND CONTINGENCIES

Certain claims, suits and allegations that arise in the ordinary course of business and certain environmental claims have been filed or are pending against the Company. Management believes that all such matters in the aggregate would not have a material effect on the Company’s consolidated financial statements.

In 2002, Vertis received payments from a customer under a Bankruptcy proceeding classified as critical vendor payments (the “Payments”). These Payments totaled approximately $7 million. In February 2004, the United States Court of Appeals for the Seventh District upheld a lower court ruling reversing the order authorizing these Payments. The ruling did not however order the repayment of these Payments. It is currently unclear as to what, if anything, Vertis is likely to pay as a result of this decision. As a consequence of this decision, Vertis may be required to repay some or all of the Payments it received. Management is unable to determine at this stage the size of such repayments, if any, or when they would be required to be made. Management has not made any provision for this possible contingency, which ranges from $0 to $7 million plus applicable interest, if any.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Advertising growth in 2004 increased by approximately 7% domestically and 6% worldwide, which represents a shift back to the historical growth rates experienced prior to 2001. Estimates for advertising growth in 2005 indicate that US advertising should grow at about 6.4%, including direct mail, which is estimated to grow at about 5.7%. Worldwide advertising is also expected to grow at a 6.1% rate, which includes an estimate for overseas spending at a 5.8% growth rate. However, the direct mail market in the UK has been unsteady. Some direct mail estimates for the UK indicate that this growth could be as little as 0.9% for 2005.

Pricing, which includes product, customer and equipment mix, was modestly lower in the first quarter of 2005 as compared to the first quarter of 2004 and declined year-over-year in 2004 versus 2003. Generally, competitive price pressures exist in periods when our customers reduce spending, and change product types to reduce their overall cost of advertising, which has a downward impact on our net sales. Product mix changes also reflect shifts by our customers from more complex direct mail products, such as highly personalized pieces and pieces that require complex configurations, to less complex products, which lower our customers’ advertising costs and, consequentially, our net sales. In the direct mail business, the increased use of simpler products by our customers has also resulted in increased competition. The somewhat lower growth rates in the U.K. direct mail market will likely continue to put pressure on pricing in this market. Management expects these pricing dynamics to continue through the balance of 2005.

Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs.

On January 20, 2005, the Company acquired Elite Mailing and Fulfillment Services, Inc. (“Elite”) for $3.1 million. Elite is a full-service lettershop and mail presorting facility based in Bellmawr, New Jersey. Elite has been a strategic partner of Vertis since 1996, providing lettershop and fulfillment services.

On December 22, 2004, the Company entered into a $200 million, four-year revolving credit agreement (the “Credit Facility”). The Credit Facility replaces the $250 million revolving credit facility that was to expire in December 2005 (the “Prior Credit Facility”). The Prior Credit Facility was repaid in full and terminated concurrent with the closing of the Credit Facility.

Liquidity continues to be a primary focus for the Company. At March 31, 2005 the Company had approximately $107.0 million available to borrow under the Credit Facility, its primary source of funds. By terminating the Prior Credit Facility and entering into the Credit Facility, the Company has increased its financial flexibility by eliminating leverage and interest rate coverage covenants. Under the Credit Facility, the Company is subject to a minimum EBITDA covenant requiring the Company to maintain Bank

EBITDA, as defined by the Credit Facility, of $160 million on a trailing twelve-month basis. As of March 31, 2005, the Company was in compliance with all of its covenants, financial or otherwise. While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum Bank EBITDA required under the covenant. Based upon the latest projections for the balance of 2005, we believe we will be in compliance in the upcoming year.

The Company continues to be highly leveraged. However, as a result of the refinancing of the Company’s revolving credit facility and other refinancings over the last few years, no significant debt repayments are due until 2008 and beyond. This, combined with the elimination of the leverage and interest rate covenants as discussed above, has allowed the Company to restructure the business and focus on improving operations.

Capital expenditures in the first quarter of 2005 decreased 48% from the spending for the same period in 2004. This decline in capital spending is primarily due to the timing of expenditures. Capital expenditures are expected to increase in the second quarter and we anticipate a modest increase in capital spending in the current year as compared to 2004.

A large portion of the Company’s revenue is generally seasonal in nature. However, our efforts to expand our other product lines, as well as expand the market for our advertising inserts to year-round customers, have reduced the overall seasonality of our revenues. Of our full year 2004 net sales, 23.6% were generated in the first quarter, 24.1% in the second, 25.0% in the third and 27.3% in the fourth. Profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at higher capacity utilization during the fourth quarter holiday production season. On the other hand, lower volume negatively impacts margins since we are not able to fully leverage fixed depreciation and interest costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first.

Restructuring

The Company began the first phase of a restructuring program in the first quarter of 2005 (the “2005 Program”) aimed at regionalizing and streamlining operations to capitalize on operating efficiencies and improve productivity and consistency, and reducing the Company’s overall cost base. The execution of the first phase of the 2005 Program is substantially complete as of March 31, 2005 and should be final by the end of the second quarter of 2005. This program includes reductions in work force of approximately 220 employees; the closure of three premedia facilities and one direct mail warehouse in the U.K., some of which are associated with the consolidation of operations; and the transfer of certain positions. The Company expects the costs associated with the first phase of the 2005 Program to be an estimated $9.5 million (net of estimated sublease income of $1.6 million), $9.3 of which were recorded in the first quarter of 2005. Liabilities for severance costs related to future restructurings are not accrued as the amounts cannot be reasonably estimated. The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency. It is likely that the Company will incur additional restructuring costs in 2005 in an on-going effort to achieve these objectives. The Company expects these costs to be incurred in each of the operating segments and also to impact corporate overhead costs.

In the three months ended March 31, 2005, under the 2005 Program, Vertis North America recorded $6.6 million in severance and related costs associated with the elimination of approximately 160 positions and $1.7 million in facility closure costs associated with the closure of two facilities. Under the 2005 Program, Vertis Europe recorded $0.5 million in severance costs due to headcount reductions of approximately 60 employees. Under the Company’s General Corporate segment (See Note 7 to the Financial Statements), $0.5 million in severance costs were recorded under the 2005 Program due to a staffing reduction of one employee at the Company’s corporate office. Additionally, $0.7 million in costs were recorded in the first quarter of 2005 under the General Corporate segment related to the amendment of an executive level employment agreement announced in 2004, as discussed below.

In the first quarter of 2004, Vertis North America recorded $0.7 million in severance costs due to headcount reductions of approximately 50 employees, and $0.2 million in facility closure costs. These costs were associated with a restructuring plan begun in 2003 which included the closure of facilities, some of which were associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises.

Vertis Europe began a restructuring program in the second quarter of 2004 (the “2004 Program”) that included planned staffing reductions totaling approximately 184 employees. The 2004 Program was substantially complete as of December 31, 2004. Additionally, in 2004 the Company announced an amendment of an executive level employment agreement at the Vertis corporate office resulting in an estimated cost of $1.2 million.

The Company expects to pay approximately $11.3 million of the accrued restructuring costs during the next year, and the remainder, approximately $5.0 million, by 2011. The portion of this accrual attributable to facility closing costs is recorded net of anticipated sublease income. Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

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

Also affecting the comparability of results from year-to-year, is the inclusion of a $97.8 million impairment loss in the first quarter of 2005 to reduce the carrying value of goodwill in our Vertis Europe segment to its implied fair value in accordance with an impairment test conducted under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles” (“SFAS 142”).

You should consider all of these factors in reviewing the discussion of our operating results.

Results Of Operations

The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows:

	Three months ended March 31,		Percentage of Sales
	2005	2004	2005	2004
	(in thousands)
Net sales	$385,826	$390,618	100.0%	100.0%
Costs of production	308,818	301,588	80.0%	77.2%
Selling, general and administrative	47,325	46,910	12.3%	12.0%
Restructuring and asset impairment charges	10,008	862	2.6%	0.2%
Goodwill impairment loss	97,790		25.3%
Depreciation and amortization of intangibles	17,303	19,069	4.5%	4.9%
Total operating costs	481,244	368,429	124.7%	94.3%
Operating (loss) income	(95,418)	22,189	(24.7)%	5.7%
Other data:
Cash flows (used in) provided by operating activities	$(186)	$18,476
Cash flows used in investing activities	7,889	9,079
Cash flows provided by (used in) financing activities	9,698	(3,196)
EBITDA	(80,080)	40,756	(20.8)%	10.4%

EBITDA is included in this document as it is the primary measure we use to evaluate our performance. EBITDA, as we used it for this purpose, represents net (loss) income, plus

•       interest expense (net of interest income)

•       income tax expense (benefit), and

•       depreciation and amortization of intangibles.

We present EBITDA here to provide additional information regarding our performance and because it is the measure by which we gauge the profitability and assess the performance of our segments. EBITDA is not a measure of financial performance in accordance with GAAP. You should not consider it an alternative to net income as a measure of operating performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, net loss; is provided as follows:

	Three months ended March 31,
	2005	2004
	(in thousands)
Net loss	$(129,928)	$(11,253)
Interest expense, net	32,287	32,717
Income tax expense	258	223
Depreciation and amortization of intangibles	17,303	19,069
EBITDA	$(80,080)	$40,756

Results of Operations—Three months ended March 31, 2005 compared to three months ended March 31, 2004

Net Sales

For the three months ended March 31, 2005, our consolidated net sales decreased $4.8 million, or 1.2%, from $390.6 million in 2004 to $385.8 million in 2005.

At Vertis North America, net sales were relatively flat in the first quarter of 2005 as compared to 2004, reflecting an increase of $0.2 million from $353.7 million for the three months ended March 31, 2004 to $353.9 million for the three months ended March 31, 2005. The primary changes in net sales drivers are as follows when comparing the first quarter of 2005 to 2004:

•       The pass-through cost of paper increased by $10.0 million.

•       Volume declined $7.3 million, primarily in our insert platform which experienced $8.4 million of a decline in volume offset by $1.1 million of volume growth in our direct mail platform.

•       Pricing declined in the aggregate by $3.3 million of which $0.8 million was a decline in our insert platform and $2.5 million was a decline in our direct mail platform.

•       Revenue from our premedia platform declined by $1.8 million.

•  Media planning revenue increased by $1.4 million.

At our Vertis Europe segment, for the three months ended March 31, 2005, net sales of $31.9 million were $5.0 million, or 13.6%, lower than 2004 net sales, which totaled $36.9 million. Results for the first quarter of 2005, were positively impacted by foreign exchange rate fluctuations in the amount of $0.9 million. Excluding the impact of foreign exchange rate fluctuations, Vertis Europe’s net sales were down $5.9 million or 16.0%. Approximately $3.8 million, or 65%, of the decline is attributable to our European direct mail business, due to a combination of lower price and lower volume. The remainder of the decline, $2.1 million, is attributable to our European premedia business, related solely to declines in volume.

Operating Expenses (Income)

For the three months ended March 31, 2005, our consolidated costs of production increased $7.2 million, or 2.4%, from $301.6 million in 2004 to $308.8 million in 2005 primarily attributable to a $9.6 million increase in the cost of paper consumed for the three months ended March 31, 2005 as compared to 2004. Additionally, the Company noted increases in employee benefits, freight and utilities expenses in the first quarter of 2005 amounting to $2.9 million, $1.3 million and $1.1 million, respectively. Offsetting these cost increases are decreases in the cost of ink and other materials consumed as well contract services related to the production process.

Restructuring charges for the three months ended March 31, 2005 totaled $10.0 million as compared to $0.9 million in the first quarter of 2004. In the three months ended March 31, 2005, Vertis North America recorded $6.6 million in severance and related costs associated with the elimination of approximately 160 positions and $1.7 million in facility closure costs associated with the closure of two facilities. Vertis Europe recorded $0.5 million in severance costs due to headcount reductions of approximately 60 employees. Under the Company’s General Corporate segment (See Note 7 to the condensed consolidated financial statements), $0.5 million in severance costs were recorded due to a staffing reduction of one employee at the Company’s corporate office. Additionally, $0.7 million in costs were recorded in the first quarter of 2005 under the General Corporate segment related to the amendment of an executive level employment agreement announced in 2004. In the first quarter of 2004, Vertis North America recorded $0.7 million in severance costs due to headcount reductions of approximately 50 employees, and $0.2 million in facility closure costs.

Goodwill impairment charges of $97.8 million were recorded in the first quarter of 2005 to reduce the carrying value of goodwill at our Vertis Europe segment to its implied fair value in accordance with an impairment test conducted under SFAS 142. See Note 3 to the condensed consolidated financial statements for further discussion.

Other Expenses (Income)

Other, net expense increased by $1.5 million in the current year, from $0.5 million in the three months ended March 31, 2004 to $2.0 million in the comparable 2005 period. For a detailed discussion of the components of Other, net, see Note 13 to our condensed consolidated financial statements included in this document.

Net Loss

Net loss for the three months ended March 31, 2005 was $130.0 million, an increase in net loss of $118.7 million compared to $11.3 million for the three months ended March 31, 2004. Included in the 2005 net loss is the $97.8 million goodwill impairment loss as discussed above. Excluding this impairment loss, net loss increased $20.9 million from 2004, $9.1 million of which is attributable to the increase in restructuring costs. The balance reflects the aforementioned changes in net sales and costs.

Segment Performance

Set forth below is a discussion of the performance of our business segments based on EBITDA, which is the measure reported to our chief operating decision makers for the purpose of making decisions about allocating resources to the segments and assessing the performance of the segments. A tabular reconciliation of segment EBITDA to the directly comparable consolidated GAAP measure, net (loss) income, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information”, is contained in Note 7 to our condensed consolidated financial statements included elsewhere herein.

At Vertis North America, EBITDA amounted to $25.0 million for the three months ended March 31, 2005, a decrease of $16.5 million, or 39.8%, compared to $41.5 million in the comparable 2004 period. The decrease was the result of:

•       Lower volume of $3.2 million, of which $4.1 million was related to advertising insert products and services partially offset by growth in direct mail.

•       Pricing, which includes product, customer and equipment mix, declined $0.5 million. Pricing for advertising inserts products and services increased $1.2 million but was more than offset by a decline in pricing in direct mail.

•       Growth in media planning of $1.1 million.

•      Increased restructuring costs of $7.5 million and other cost increases aggregating $6.0 million, including approximately $2.0 million associated with the write-off of an account receivable from a bankrupt customer. The remainder was due to higher employee benefit, utilities and freight costs amounting to $2.9 million, $1.2 million and $1.1 million, respectively.

Vertis Europe recorded an EBITDA loss of $99.5 million for the three months ended March 31, 2005, which represents a decrease in EBITDA of $100.8 million as compared to EBITDA of $1.3 million in the comparable period of the prior year. The majority of the decrease reflects the $97.8 goodwill impairment loss discussed above. The remainder of the decline reflects lower sales, as discussed above, and restructuring costs of $0.5 million in 2005, offset by a decline in production costs, primarily direct labor.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

We believe that the facilities in place, as well as our cash flows, will be sufficient to meet operational needs (including capital expenditures and restructuring costs) for the next twelve months and beyond. At March 31, 2005, we had approximately $107.0 million available to borrow under our revolving credit facility (the “Credit Facility”). The maximum availability under the Credit Facility is $200 million, limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 5 to the condensed consolidated financial statements); and 45% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent’s right to alter existing reserves requires written consent from the borrowers when Bank EBITDA, as defined in Note 7 to the condensed consolidated financial statements, is in excess of $180 million on a quarterly trailing twelve-month basis. The agent is not required to obtain written consent when Bank EBITDA on a quarterly trailing twelve-month basis is less than $180 million. At March 31, 2005, the Company’s borrowing base was calculated to be $203.8 million and the Company’s Bank EBITDA is $173 million.

There can be no assurance that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt. In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

During 2002, Vertis received payments from a customer under an order of the bankruptcy court classified as critical vendor payments (the “Payments”). These Payments totaled approximately $7 million. On February 24, 2004, the United States Court of Appeals for the Seventh Circuit affirmed a lower court ruling reversing the order authorizing these Payments. The Seventh Circuit did not; however, issue an order for the repayment of these Payments. Rather, and more narrowly, the decision of the Seventh Circuit affirmed the lower court ruling that a proper factual record proving the need for the Payments had not been established, which may or may not provide a basis for the customer to recover any, some or all of the Payments. Additionally, the Company believes it has legitimate counterclaims and rights of set-off and currently intends to vigorously resist any such recovery proceedings. However, because of the uncertainties explained above management is unable to determine at this stage of the litigation the size of any such repayments, if any, or when they would be required to be made.

We are currently under examination by the Internal Revenue Service in the United States. We believe we have adequate provisions for all open years.

Items that could impact our liquidity are described below.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of March 31, 2005 and the periods in which payments are due:

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Long-term debt	$1,054,804	$6	$	$1,054,798	$
Interest payments(1)	510,304	111,809	223,619	174,876
Operating leases	122,036	31,833	42,568	20,207	27,428
Total contractual cash obligations	$1,687,144	$143,648	$266,187	$1,249,881	$27,428

(1)          Interest payments relate only to the interest on the Company’s debt for which the interest rate is fixed. The amount excludes interest owed under the Company’s revolving credit facility, for which the interest rate fluctuates. For further discussion, see Note 9 to the condensed consolidated financial statements included in this report. The balance of the revolving credit facility at March 31, 2005 was $78.6 million and the weighted-average interest rate was 5.52%.

The Company has contracts covering the purchases of paper, ink and press supplies (i.e. plates, blankets, solutions). These contracts, which range from 1 to 8 years in length, include target minimum quantities and prices. All of these agreements allow for shortfalls of purchase minimums to be made up over the life of the contract. In addition, each of the agreements allows for the reduction in obligations for a decline in volume experienced by Vertis, and all have competitive pricing clauses, whereby suppliers’ prices must remain competitive in the market or the purchase minimums can be adjusted. Because of these variable factors, the amounts are not considered contractual obligations for the purposes of this disclosure.

Debt Financing

The Credit Facility, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary covenants including restrictions on capital expenditures, dividends, and investments. In particular, these debt instruments all contain high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of our capital stock. Substantially all of the our assets are pledged as collateral for the outstanding debt under the Credit Facility and, on a second lien basis, the 9 3/4% notes. All of our debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility includes a minimum EBITDA covenant requiring us to maintain Bank EBITDA of $160 million on a trailing twelve-month basis. At March 31, 2005, our trailing twelve-month Bank EBITDA as calculated under the credit agreement is $173.0 million. If we are unable to maintain this minimum Bank EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility. At March 31, 2005, we were in compliance with our debt covenants.

While we currently expect to be in compliance in future periods, if the uncertain economic conditions and margin pressures that have influenced our results in recent years continue, there can be no assurance that these financial covenants will continue to be met. Based upon the latest projections for the balance of 2005, we believe we will be in compliance in the current year. For further information on our long-term debt, see Note 9 to the condensed consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

In December 2002, we entered into a three-year agreement (the “A/R Facility”), terminating in November 2005, to sell substantially all trade accounts receivables generated by subsidiaries in the U.S. through the issuance of $130.0 million variable rate trade receivable backed notes.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $0.8 million in both the three months ended March 31, 2005 and 2004, respectively. These proceeds are fully offset by servicing costs.

At March 31, 2005 and December 31, 2004, accounts receivable of $114.2 million and $130.0 million, respectively, had been sold under the facility and, as such, are reflected as reductions of accounts receivable. At March 31, 2005 and December 31, 2004, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $43.9 million and $58.0 million, respectively, which is included in Accounts receivable, net on the balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $375.7 million and $372.5 million in the first quarter of 2005 and 2004, respectively.

Fees for the program under the facility vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 90 basis points. The loss on sale, which approximated fees, totaled $1.0 million in the first quarter of 2005 and $0.6 million in the first quarter of 2004, and is included in Other, net.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

Our current liabilities exceeded current assets by $62.5 million at March 31, 2005 and by $72.7 million at December 31, 2004. This represents an increase in working capital of $10.2 million for the three months ended March 31, 2005. The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility. We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility. After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables. Therefore, if we add back the accounts receivable of $114.2 million and $130.0 million sold under the A/R Facility as of March 31, 2005 and December 31, 2004, respectively, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at March 31, 2005 and December 31, 2004 would have been $51.7 million and $57.3 million, respectively. The ratio of current assets to current liabilities as of March 31, 2005 was 0.80 to 1 (1.16 to 1, excluding the impact of the A/R Facility) compared to 0.78 to 1 as of December 31, 2004 (1.17 to 1, excluding the impact of the A/R Facility).

The decrease in working capital after adding back accounts receivable sold under the A/R Facility was due primarily to fluctuations in operating assets and liabilities, mainly accounts receivable and accounts payable, offset by an increase in accrued interest as interest on the majority of our debt was paid in the fourth quarter of 2004 and does not come due again until April and June of the current year.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash from operating activities fluctuated $18.7 million from $18.5 million of cash provided in the first quarter of 2004 to a $0.2 million cash usage in the comparable 2005 period. Adjusted for the increase (decrease) in outstanding checks drawn on controlled disbursement accounts, which are classified as a financing activity, net cash from operating activities decreased by $27.4 million in 2005. This decrease is primarily the result of an increase in prepaid expenses at March 31, 2005, resulting from the timing of payroll funding. Also contributing to this fluctuation are the timing of other payments and collection of receivables.

Cash Flows from Investing Activities

Net cash used in investing activities in the first quarter of 2005 decreased by $1.2 million from the 2004 level, primarily due to a decrease in capital spending of $4.4 million related to the timing of capital expenditures, offset by $3.2 million of cash spending in 2005 related to the acquisition of Elite.

Cash Flows from Financing Activities

Net cash related to financing activities fluctuated $12.9 million from a $3.2 million usage of cash in the first quarter of 2004 to $9.7 million of cash provided in the comparable 2005 period. The amount of cash provided by financing activities reflects the relative levels of cash provided by operating activities and capital expenditures in the respective quarters ended March 31.

Other Factors

We had approximately $159.7 million of federal net operating losses available to carry forward as of December 31, 2004. These carryforwards expire beginning in 2007 through 2025. At March 31, 2005, we had a valuation allowance against all of our deferred tax assets. The valuation allowance reserves the net operating losses and tax credit carryforwards that may not be offset by reversing taxable temporary differences. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. No additional tax benefit was recorded in the first quarter of 2005 or 2004.

Item 3.                        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Information

Our primary exposure to market risks relates to interest rate fluctuations on variable rate debt, which bears interest at both the US Prime rate and the Britain Prime rate. Generally, our exposure to foreign currency exchange rate fluctuations is immaterial as foreign operations are a small proportion of the total company and foreign currency borrowings act as a natural hedge against fluctuations in foreign currency denominated assets.

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

Quantitative Information

At March 31, 2005, 16.4% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable).

If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended March 31, 2005 by approximately $1.2 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at March 31, 2005 and does not provide for changes in borrowings that may occur in the future.

Item 4.                        CONTROLS AND PROCEDURES

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2005. No significant changes were made in our internal controls or in other factors during the first quarter of 2005 that could significantly affect these controls.

PART II—OTHER INFORMATION

Item 1.                        LEGAL PROCEEDINGS

Certain claims, suits and complaints (including those involving environmental matters) which arise in the ordinary course of our business have been filed or are pending against us. We believe, based upon the currently available information, that all the results of such proceedings, individually, or in the aggregate would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 5.                        OTHER INFORMATION

Forward Looking Statements

We have included in this quarterly report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You may find discussions containing such forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as within this quarterly report generally. In addition, when used in this quarterly report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “projects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to those discussed in our annual report on Form 10-K dated February 25, 2005, under “Certain Factors That May Affect Our Business” as well as:

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

Item 6.                        EXHIBITS

Exhibit 10.1   Employment Agreement dated November 17, 2004, by and between Vertis, Vertis Holdings and Joe Scott

Exhibit 10.2   Employment Agreement dated January 13, 2005, by and between Vertis, Vertis Holdings and Gary L. Sutula

Exhibit 31.1   Certification of Donald E. Roland, Chief Executive Officer, dated May 6, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2   Certification of Stephen E. Tremblay, Chief Financial Officer, dated May 6, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1   Certification of the Donald E. Roland, Chief Executive Officer, dated May 6, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2   Certification of Stephen E. Tremblay, Chief Financial Officer, dated May 6, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.
/s/ DONALD E. ROLAND
Donald E. Roland
Chief Executive Officer
/s/ DEAN D. DURBIN
Dean D. Durbin
President and Chief Operating Officer
/s/ STEPHEN E. TREMBLAY
Stephen E. Tremblay
Chief Financial Officer
Date: May 6, 2005

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	Employment Agreement dated November 17, 2004, by and between Vertis, Vertis Holdings and Joe Scott
10.2	Employment Agreement dated January 13, 2005, by and between Vertis, Vertis Holdings and Gary L. Sutula
31.1	Certification of Donald E. Roland, Chief Executive Officer, dated May 6, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated May 6, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Donald E. Roland, Chief Executive Officer, May 6, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated May 6, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.