Form 10-Q
period 2005-06-30
VERTIS INC
filed 2005-08-04
CIK 1178717

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission File Number: 333-97721

Vertis, Inc.

(Exact Names of Registrants as Specified in Their Charters)

Delaware	13-3768322
(State of incorporation)	(I.R.S. Employer
Identification Nos.)
250 West Pratt Street	21201
Baltimore, Maryland	(Zip Code)
(Address of Registrant’s Principal Executive Office)

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

INDEX

Page
Part I—Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004	3
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2005 and 2004	4
Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2005 and 2004	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	6
Notes to Condensed Consolidated Financial Statements	7
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.
Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.
Controls and Procedures	35
Part II—Other Information
Item 1.
Legal Proceedings	36
Item 5.
Other Information	36
Item 6.
Exhibits	37
Signatures	38

PART 1—FINANCIAL INFORMATION

Item I.   FINANCIAL STATEMENTS

Vertis, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
In thousands, except per share amounts	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,045	$2,638
Accounts receivable, net	147,585	178,650
Inventories, net	44,495	44,601
Maintenance parts, net	21,147	21,017
Prepaid expenses and other current assets	14,659	12,206
Total current assets	233,931	259,112
Property, plant and equipment, net	356,919	379,438
Goodwill	249,522	359,865
Deferred financing costs, net	23,238	26,815
Other assets, net	24,180	24,565
Total assets	$887,790	$1,049,795
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$203,145	$243,905
Compensation and benefits payable	37,447	36,975
Accrued interest	13,768	13,550
Accrued income taxes	10,697	10,294
Current portion of long-term debt		6
Other current liabilities	29,664	27,120
Total current liabilities	294,721	331,850
Due to parent	5,074	7,410
Long-term debt, net of current portion	1,060,809	1,024,042
Other long-term liabilities	35,789	35,053
Total liabilities	1,396,393	1,398,355
Stockholder’s deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,051	409,059
Accumulated deficit	(912,612)	(753,661)
Accumulated other comprehensive loss	(5,042)	(3,958)
Total stockholder’s deficit	(508,603)	(348,560)
Total liabilities and stockholder’s deficit	$887,790	$1,049,795

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2005	2004
In thousands	(Unaudited)
Net sales	$393,874	$394,121
Operating expenses:
Costs of production	302,952	302,383
Selling, general and administrative	44,596	49,220
Restructuring charges	8,031	1,897
Asset impairment charges	14,570
Depreciation and amortization of intangibles	18,635	18,321
	388,784	371,821
Operating income	5,090	22,300
Other expenses (income):
Interest expense, net	31,949	32,760
Other, net	1,899	824
	33,848	33,584
Loss before income tax expense	(28,758)	(11,284)
Income tax expense	265	362
Net loss	$(29,023)	$(11,646)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2005	2004
In thousands	(Unaudited)
Net sales	$779,700	$784,739
Operating expenses:
Costs of production	611,770	603,971
Selling, general and administrative	91,921	96,130
Restructuring charges	18,039	2,759
Asset impairment charges	112,360
Depreciation and amortization of intangibles	35,938	37,390
	870,028	740,250
Operating (loss) income	(90,328)	44,489
Other expenses (income):
Interest expense, net	64,236	65,477
Other, net	3,864	1,326
	68,100	66,803
Loss before income tax expense	(158,428)	(22,314)
Income tax expense	523	585
Net loss	$(158,951)	$(22,899)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
In thousands	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(158,951)	$(22,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,938	37,390
Amortization of deferred financing costs	3,689	3,916
Restructuring charges	18,039	2,759
Asset impairment charges	112,360
Other non-cash income and expense, net	7,043	3,017
Changes in operating assets and liabilities (excluding effect of acquisitions):
Decrease in accounts receivable	28,066	5,397
Decrease in inventories	106	2,165
(Increase) decrease in prepaid expenses and other assets	(2,592)	2,332
Decrease in accounts payable and other liabilities	(51,172)	(35,824)
Net cash used in operating activities	(7,474)	(1,747)
Cash Flows from Investing Activities:
Capital expenditures	(15,953)	(25,003)
Software development costs capitalized	(964)	(974)
Acquisition of business, net of cash acquired	(3,270)
Proceeds from sale of property, plant and equipment	878	287
Net cash used in investing activities	(19,309)	(25,690)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	37,886	34,308
Repayments of long-term debt	(12)	(84)
Deferred financing costs	(111)	(9)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(4,069)	487
Other financing activities	(2,336)	62
Net cash provided by financing activities	31,358	34,764
Effect of exchange rate changes on cash	(1,168)	311
Net increase in cash and cash equivalents	3,407	7,638
Cash and cash equivalents at beginning of year	2,638	2,083
Cash and cash equivalents at end of period	$6,045	$9,721
Supplemental Cash Flow Information:
Interest paid	$58,613	$61,263
Income taxes paid	$158	$577

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

The difference between net loss and total comprehensive loss is comprised of a foreign currency translation loss of $1.1 million for the six months ended June 30, 2005 and a foreign currency gain of $2.2 million for the six months ended June 30, 2004. The total comprehensive loss for the six months ended June 30, 2005 and 2004 is $160.0 million and $20.7 million, respectively.

2.   RESTRUCTURING CHARGES

In the second quarter of 2005 the Company continued the restructuring program begun in the first quarter (the “2005 Program”) aimed at regionalizing and streamlining operations to capitalize on operating efficiencies and improve productivity and consistency, and reducing the Company’s overall cost base. The execution of the second phase of the 2005 Program is substantially complete as of June 30, 2005 and should be final by the end of the third quarter of 2005. The 2005 Program includes reductions in work force of approximately 470 employees; the closure of six premedia facilities, one advertising inserts warehouse, one direct mail warehouse in the U.K., and two regional offices in North America, some of which are associated with the consolidation of operations; and the transfer of certain positions. The Company estimates the costs associated with the 2005 Program to be $18.3 million (net of estimated sublease income of $1.9 million), $17.4 million of which were recorded in the first six months of 2005. Liabilities for severance costs related to future restructurings are not accrued as the amounts cannot be reasonably estimated. The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency. It is likely that the Company will incur additional restructuring costs in 2005 in an on-going effort to achieve these objectives. The Company expects these costs to be incurred in each of the operating segments and also to impact corporate overhead costs.

In the six months ended June 30, 2005, under the 2005 Program, Vertis North America recorded $11.6 million in severance and related costs associated with the elimination of approximately 340 positions and $2.0 million in facility closure costs associated with the closure of seven facilities offset by $0.2 million in gains from the sale of assets associated with the closure of one of the premedia facilities. Under the 2005

Program, Vertis Europe recorded $3.3 million in severance costs due to headcount reductions of approximately 130 employees. Under the Company’s General Corporate segment (See Note 7), $0.6 million in severance and related costs were recorded under the 2005 Program due to a staffing reduction of one employee at the Company’s corporate office. Additionally, $0.7 million in costs were recorded in the first quarter of 2005 under the General Corporate segment related to the amendment of an executive level employment agreement announced in 2004, as discussed below.

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

The significant components of restructuring charges were as follows:

	Severance	Asset	Facility
	and Related	Write Off	Closing	Other
	Costs	Costs	Costs	Costs	Total
	(in thousands)
Accrued balance at December 31, 2004	$1,176		$7,312	$575	$9,063
Restructuring charges in the six months ended June 2005	16,244	$(165)	1,960	(1)	18,039
Restructuring payments and usage in the six months ended June 2005	(8,062)	165	(1,149)	(575)	(9,621)
Accrued balance at June 30, 2005	$9,358	$	$8,123	$	$17,481

(1)          Includes accretion expense of $0.1 million.

The Company expects to pay approximately $11.8 million of the accrued restructuring costs during the next year, and the remainder, approximately $5.7 million, by 2011. The portion of this accrual attributable to facility closing costs is recorded net of anticipated sublease income. Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

3.   GOODWILL AND ASSET IMPAIRMENT CHARGES

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles”, the Company has elected to perform its annual impairment test as of January 1. Each of the Company’s reporting units is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. As a result of the Company’s impairment test completed in the first quarter of 2005, the Company recorded an impairment loss of $97.8 million at the Vertis Europe segment to reduce the carrying value of goodwill to its implied fair value. In the second quarter of 2005, the Company performed an additional goodwill impairment test for the Vertis Europe segment due to changed circumstances.  Such changes included the following: indications of value for the unit received by the Company from independent third parties, second quarter results that were below expectations and a revised outlook for results over the medium term which are less than expected.  As a result, the remaining Vertis Europe goodwill of $13.4 million was deemed impaired and accordingly written off in the second quarter of 2005. At June 30, 2005, the goodwill balance at Vertis Europe was zero. In addition, as a result of the conclusion of a direct mail contract within our Vertis Europe segment, long-lived assets with a carrying value of $1.2 million were deemed impaired and written off in the second quarter of 2005.

4.   ACQUISITION

On January 20, 2005, the Company acquired Elite Mailing and Fulfillment Services, Inc. (“Elite”) for $3.3 million. Elite is a full-service lettershop and mail presorting facility based in Bellmawr, New Jersey. Elite has been a strategic partner of Vertis since 1996, providing lettershop and fulfillment services.

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

Elite sales for the six months ended June 30, 2005 and 2004 were $4.2 million and $6.2 million, respectively, of which sales to other Vertis subsidiaries accounted for 95.8% and 96.0% of Elite sales, respectively. Vertis pro forma net loss, adjusted to include Elite as though the acquisition had occurred at the beginning of 2004, is $159.0 million and $22.4 million for the six months ended June 30, 2005 and 2004, respectively.

5.   ACCOUNTS RECEIVABLE

In December 2002, the Company entered into a three-year agreement (the “A/R Facility”), terminating November 30, 2005, to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. through the issuance of $130.0 million of variable rate trade receivable backed certificates. The Company is currently in negotiations on a new facility to replace the A/R Facility and fully expects to have this completed prior to November 30, 2005.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $1.6 million in each of the six months ended 2005 and 2004. These proceeds are fully offset by servicing costs.

At June 30, 2005 and December 31, 2004, accounts receivable of $118.9 million and $130.0 million, respectively, had been sold under the facility and, as such, are reflected as reductions of accounts receivable. At June 30, 2005 and December 31, 2004, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $39.9 million and $58.0 million, respectively, which is included in Accounts receivable, net on the condensed consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $771.7 million and $735.4 million in the first six months of 2005 and 2004, respectively.

Fees for the program under the facility vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 90 basis points. The loss on sale, which approximated the fees, totaled $2.2 million for the first six months of 2005 and $1.3 million for the first six months of 2004, and is included in Other, net.

6.   INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2005	2004
	(in thousands)
Paper	$31,324	$30,312
Work in process	4,838	5,707
Ink and chemicals	3,630	3,091
Other	4,703	5,491
	$44,495	$44,601

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

Following is information regarding the Company’s segments:

		Three months ended		Six months ended
		June 30,		June 30,
		2005	2004	2005	2004
		(in thousands)
Net sales	Vertis North America	$363,400	$358,039	$717,289	$711,787
	Vertis Europe	30,474	36,082	62,411	72,952
	Consolidated	$393,874	$394,121	$779,700	$784,739
EBITDA	Vertis North America	$43,132	$41,796	$68,161	$83,269
	Vertis Europe	(17,435)	545	(116,913)	1,814
	General Corporate	(3,871)	(2,544)	(9,502)	(4,530)
	Consolidated EBITDA	21,826	39,797	(58,254)	80,553
	Depreciation and amortization of intangibles	18,635	18,321	35,938	37,390
	Interest expense, net	31,949	32,760	64,236	65,477
	Income tax expense	265	362	523	585
	Consolidated Net Loss	$(29,023)	$(11,646)	$(158,951)	$(22,899)
Restructuring	Vertis North America	$5,043	$361	$13,361	$1,223
charges	Vertis Europe	2,840	1,536	3,331	1,536
	General Corporate	148		1,347
	Consolidated	$8,031	$1,897	$18,039	$2,759
Asset impairment	Vertis Europe	$14,570		$112,360
charges	Consolidated	$14,570		$112,360
Depreciation and	Vertis North America	$16,917	$16,553	$32,420	$33,743
amortization of	Vertis Europe	1,718	1,768	3,518	3,647
intangibles	Consolidated	$18,635	$18,321	$35,938	$37,390

		June 30,	December 31,
		2005	2004
		(in thousands)
Identifiable assets	Vertis North America	$800,500	$816,588
	Vertis Europe	47,445	175,058
	General Corporate	39,845	58,149
	Consolidated	$887,790	$1,049,795
Goodwill	Vertis North America	$249,522	$246,855
	Vertis Europe		113,010
	Consolidated	$249,522	$359,865

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

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Company is not able to assess at this time the future impact of this Statement on its consolidated financial position or results of operations.

9.   LONG-TERM DEBT

Long-term debt consisted of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Revolving credit facility (due December 2008)	$83,595	$48,801
9 3/4% senior secured second lien notes, net of discount (due April 2009)	344,031	343,235
10 7/8% senior notes, net of discount (due June 2009)	348,577	348,399
13 1/2% senior subordinated notes (due December 2009)	293,495	293,495
Discount—13 1/2% senior subordinated credit facility	(8,889)	(9,895)
Other notes		13
	1,060,809	1,024,048
Current portion		(6)
	$1,060,809	$1,024,042

The revolving credit facility (the “Credit Facility”) consists of a multicurrency revolving credit facility of up to $200 million that provides for issuances of up to $45 million in letters of credit and borrowings of up to $150 million in alternate currencies. The Credit Facility matures December 22, 2008 with no repayment of principal until maturity.

The maximum availability under the Credit Facility is $200 million, limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 5); and 45% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined below, is in excess of $180 million on a quarterly trailing twelve-month basis. The agent is not required to obtain written consent when Compliance EBITDA on a quarterly trailing twelve-month basis is less than $180 million. At June 30, 2005, the Company’s borrowing base was calculated to be $205.7 million. No action has been taken by the agent as of June 30, 2005 in regards to the alteration of existing reserve requirements.

“Compliance EBITDA” is the EBITDA as reflected in Note 7 to these financial statements adjusted for certain items as defined in the credit agreement.

The interest rate on the Credit Facility is either (a) the US Prime rate or Britain Prime rate, depending on the currency the Company is borrowing in, plus a margin which fluctuates based on the Company’s senior secured leverage ratio (“Leverage Ratio”), defined as the ratio of senior secured debt to Compliance EBITDA, or (b) the US or Britain LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio. At June 30, 2005, the margin was 275 basis points above LIBOR.

The Company had a senior subordinated credit facility (the “Senior Facility”), which was a term loan bearing interest of 13 1/2% expiring on December 7, 2009. Pursuant to the Senior Facility, the Company issued an aggregate of $293.5 million of 13 1/2% senior subordinated notes due December 7, 2009 (the “Exchange Notes”) in exchange for the term loans held by the holders requesting the exchange. The Exchange Notes pay interest semi-annually on June 1 and December 1 of each year. The $293.5 million represents the entire amount of term notes under the Senior Facility. At June 30, 2005 there remains a $8.9 million discount associated with approximately 700,000 detachable warrants issued in February 2002 to the holders of the Senior Facility entitling them to purchase one share of Vertis Holdings stock for $0.01 per share. These warrants expire on June 30, 2011 and the discount is being amortized over the original life of the Senior Facility.

The Credit Facility, the 10 7/8% notes, the 9 3/4% notes and the Exchange Notes contain customary covenants including restrictions on capital expenditures, dividends, and investments. In particular, these debt instruments all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of the Company or the capital stock of its restricted subsidiaries. Substantially all of the Company’s assets are pledged as collateral for the outstanding debt under the Credit Facility, and, on a second lien basis, the 9 3/4% notes. All of the Company’s debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility requires the Company to maintain Compliance EBITDA of $160 million on a trailing twelve-month basis. At June 30, 2005, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $176.5 million. If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. At June 30, 2005, the Company was in compliance with its debt covenants.

10.   RETIREMENT PLANS

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans, including pension and supplemental executive retirement plans, for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Service cost	$193	$181	$386	$362
Interest cost	571	569	1,142	1,137
Expected return on plan assets	(324)	(267)	(649)	(534)
Amortization of prior service cost	58	58	116	116
Amortization of net loss	219	188	439	376
Net periodic benefit cost	$717	$729	$1,434	$1,457

The Company made contributions of approximately $1.2 million to its pension plans in the six months ended June 30, 2005. The Company expects to contribute $2.4 million in 2005 as previously disclosed in its consolidated financial statements for the year ended December 31, 2004.

11.   VERTIS HOLDINGS STOCK AWARD AND INCENTIVE PLAN

Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. At June 30, 2005 there were 149,457 shares of restricted stock, 21,904 stock options, and 7,126 Nil Cost Options outstanding under the Stock Plan. Both the restricted stock and the Nil Cost Options will vest immediately prior to a liquidity event, as defined in the respective agreements.

The Company accounts for the Stock Plan under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No stock-based employee compensation cost is reflected in net income. Due to the uncertainty of the timing of a liquidity event, and the fact that the number of shares that will actually vest is unknown, compensation expense will not be recorded on the restricted stock and Nil Cost Options until a liquidity event takes place, or an event is probable of occurring. For the 21,904 stock options, variable accounting applies. There is no expense recorded for the six months ended June 30, 2005 or 2004 as the estimated fair value of the Company’s stock is not more than the exercise price of the options. The following table summarizes the effect of accounting for these awards as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” had been applied.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Net loss:
As reported	$(29,023)	$(11,646)	$(158,951)	$(22,899)
Deduct: total stock-based compensation determined under the fair value based method for all awards, net of tax	(3)	(29)	(5)	(63)
Pro forma	$(29,026)	$(11,675)	$(158,956)	$(22,962)

12.   INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Interest expense	$30,206	$30,862	$60,817	$61,655
Amortization of deferred financing fees	1,851	1,952	3,689	3,916
Interest income	(108)	(54)	(270)	(94)
	$31,949	$32,760	$64,236	$65,477

13.   OTHER, NET

Other, net for the six months ended June 30, 2005 consists primarily of $2.2 million in fees associated with the A/R Facility (see Note 5), $1.1 million in losses on the sale of property, plant and equipment, and $0.5 million in bank commitment fees.

Other, net for the six months ended June 30, 2004 consists primarily of $1.3 million in fees associated with the A/R Facility (see Note 5), $0.5 million in bank commitment fees and $0.2 million in losses on the sale of property, plant and equipment, offset by $0.7 million in income earned on investments accounted for as leveraged leases.

14.   INCOME TAXES

The Company had approximately $159.7 million of net operating losses available to carryforward as of December 31, 2004. These carryforwards expire beginning in 2007 through 2025. In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company maintains a valuation allowance against its deferred tax assets. The valuation allowance reserves the net operating losses and tax credit carryovers that may not be offset by reversing taxable temporary differences. However, the carryovers may still be used to offset taxable income in future years, thereby lowering our cash tax obligations. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. No additional tax benefit was recorded by the Company in the second quarter of 2005. The Company is currently under examination by the Internal Revenue Service in the United States. The Company believes it has adequate provisions for all open years.

15.   GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company has three series of notes (see Note 9) which are general obligations of Vertis, Inc., and are guaranteed by certain of Vertis, Inc.’s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of June 30, 2005 and December 31, 2004, and for the three months ended June 30, 2005 and 2004, and for the six months ended June 30, 2005 and 2004 are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet at June 30, 2005

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
	In thousands
ASSETS
Current Assets:
Cash and cash equivalents	$1,530	$1,012	$3,503		$6,045
Accounts receivable, net	109,110	13,787	24,688		147,585
Inventories	31,847	10,966	1,682		44,495
Maintenance parts	17,805	3,342			21,147
Prepaid expenses and other current assets	11,530	399	2,730		14,659
Total current assets	171,822	29,506	32,603		233,931
Intercompany receivable		63,129		$(63,129)
Investments in subsidiaries	157,653	79,097		(236,750)
Property, plant and equipment, net	259,473	81,744	15,702		356,919
Goodwill	200,896	48,626			249,522
Deferred financing costs, net	23,238				23,238
Other assets, net	22,812	668	700		24,180
Total Assets	$835,894	$302,770	$49,005	$(299,879)	$887,790
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$172,555	$18,116	$12,474		$203,145
Compensation and benefits payable	30,030	6,927	490		37,447
Accrued interest	13,677		91		13,768
Accrued income taxes	10,855	(204)	46		10,697
Other current liabilities	17,937	3,443	8,284		29,664
Total current liabilities	245,054	28,282	21,385		294,721
Due to parent	9,622		58,581	$(63,129)	5,074
Long-term debt, net of current portion	1,022,214		38,595		1,060,809
Other long-term liabilities	35,461	318	10		35,789
Total liabilities	1,312,351	28,600	118,571	(63,129)	1,396,393
Stockholder’s (deficit) equity	(476,457)	274,170	(69,566)	(236,750)	(508,603)
Total Liabilities and Stockholder’s (Deficit) Equity	$835,894	$302,770	$49,005	$(299,879)	$887,790

Condensed Consolidating Balance Sheet at December 31, 2004

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	In thousands
ASSETS
Current Assets:
Cash and cash equivalents	$297	$33	$2,308		$2,638
Accounts receivable, net	123,752	18,611	36,287		178,650
Inventories	31,075	11,587	1,939		44,601
Maintenance parts	17,557	3,460			21,017
Prepaid expenses and other current assets	8,872	419	2,915		12,206
Total current assets	181,553	34,110	43,449		259,112
Intercompany receivable	20,812	21,268		$(42,080)
Investments in subsidiaries	209,042	107,251		(316,293)
Property, plant and equipment, net	270,270	89,120	20,048		379,438
Goodwill	198,229	48,626	113,010		359,865
Deferred financing costs, net	26,815				26,815
Other assets, net	23,673	744	148		24,565
Total Assets	$930,394	$301,119	$176,655	$(358,373)	$1,049,795
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$197,068	$30,989	$15,848		$243,905
Compensation and benefits payable	29,089	7,615	271		36,975
Accrued interest	13,413		137		13,550
Accrued income taxes	10,490	(204)	8		10,294
Current portion of long-term debt			6		6
Other current liabilities	18,468	(35)	8,687		27,120
Total current liabilities	268,528	38,365	24,957		331,850
Due to parent			49,490	$(42,080)	7,410
Long-term debt, net of current portion	975,233		48,809		1,024,042
Other long-term liabilities	35,193	(154)	14		35,053
Total liabilities	1,278,954	38,211	123,270	(42,080)	1,398,355
Stockholder’s (deficit) equity	(348,560)	262,908	53,385	(316,293)	(348,560)
Total Liabilities and Stockholder’s (Deficit) Equity	$930,394	$301,119	$176,655	$(358,373)	$1,049,795

Condensed Consolidating Statement of Operations

Three months ended June 30, 2005

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	In thousands
Net sales	$286,508	$77,232	$31,100	$(966)	$393,874
Operating expenses:
Costs of production	223,080	57,292	23,546	(966)	302,952
Selling, general and administrative	33,581	3,624	7,391		44,596
Restructuring charges	4,778	413	2,840		8,031
Asset impairment charges			14,570		14,570
Depreciation and amortization of intangibles	12,316	4,597	1,722		18,635
	273,755	65,926	50,069	(966)	388,784
Operating income (loss)	12,753	11,306	(18,969)		5,090
Other expenses (income):
Interest expense, net	31,360	3	586		31,949
Other, net	1,899				1,899
	33,259	3	586		33,848
Equity in net income (loss) of subsidiaries	(8,317)			8,317
(Loss) income before income taxes	(28,823)	11,303	(19,555)	8,317	(28,758)
Income tax expense	200		65		265
Net (loss) income	$(29,023)	$11,303	$(19,620)	$8,317	$(29,023)

Condensed Consolidating Statement of Operations
Three months ended June 30, 2004

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	In thousands
Net sales	$276,749	$82,583	$37,121	$(2,332)	$394,121
Operating expenses:
Costs of production	216,566	61,560	26,589	(2,332)	302,383
Selling, general and administrative	37,279	3,785	8,156		49,220
Restructuring charges	44	317	1,536		1,897
Depreciation and amortization of intangibles	11,881	4,649	1,791		18,321
	265,770	70,311	38,072	(2,332)	371,821
Operating income	10,979	12,272	(951)		22,300
Other expenses (income):
Interest expense, net	31,176		1,584		32,760
Other, net	1,180	6	(362)		824
	32,356	6	1,222		33,584
Equity in net income (loss) of subsidiaries	9,930			(9,930)
(Loss) income before income taxes	(11,447)	12,266	(2,173)	(9,930)	(11,284)
Income tax expense (benefit)	199	(2)	165		362
Net (loss) income	$(11,646)	$12,268	$(2,338)	$(9,930)	$(11,646)

Condensed Consolidating Statement of Operations
Six months ended June 30, 2005

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	In thousands
Net sales	$555,854	$161,779	$63,760	$(1,693)	$779,700
Operating expenses:
Costs of production	441,877	122,072	49,514	(1,693)	611,770
Selling, general and administrative	69,322	7,494	15,105		91,921
Restructuring charges	11,801	2,907	3,331		18,039
Asset impairment charges			112,360		112,360
Depreciation and amortization of intangibles	23,895	8,512	3,531		35,938
	546,895	140,985	183,841	(1,693)	870,028
Operating income (loss)	8,959	20,794	(120,081)		(90,328)
Other expenses (income):
Interest expense, net	62,483	6	1,747		64,236
Other, net	3,864				3,864
	66,347	6	1,747		68,100
Equity in net income (loss) of subsidiaries	(101,163)			101,163
(Loss) income before income taxes	(158,551)	20,788	(121,828)	101,163	(158,428)
Income tax expense	400		123		523
Net (loss) income	$(158,951)	$20,788	$(121,951)	$101,163	$(158,951)

Condensed Consolidating Statement of Operations
Six months ended June 30, 2004

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	In thousands
Net sales	$541,078	$172,699	$75,164	$(4,202)	$784,739
Operating expenses:
Costs of production	425,958	127,451	54,764	(4,202)	603,971
Selling, general and administrative	72,175	7,500	16,455		96,130
Restructuring charges	625	598	1,536		2,759
Depreciation and amortization of intangibles	24,356	9,343	3,691		37,390
	523,114	144,892	76,446	(4,202)	740,250
Operating income	17,964	27,807	(1,282)		44,489
Other expenses (income):
Interest expense, net	62,398		3,079		65,477
Other, net	2,048	12	(734)		1,326
	64,446	12	2,345		66,803
Equity in net income (loss) of subsidiaries	23,983			(23,983)
(Loss) income before income taxes	(22,499)	27,795	(3,627)	(23,983)	(22,314)
Income tax expense (benefit)	400	(6)	191		585
Net (loss) income	$(22,899)	$27,801	$(3,818)	$(23,983)	$(22,899)

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2005

	Parent	Non- Guarantor Companies	Guarantor Companies	Consolidated
	In thousands
Cash Flows from Operating Activities	$(34,725)	$26,528	$723	$(7,474)
Cash Flows from Investing Activities:
Capital expenditures	(13,517)	(1,142)	(1,294)	(15,953)
Software development costs capitalized	(964)			(964)
Proceeds from sale of property, plant and equipment and divested assets	651	227		878
Acquisition of business, net of cash acquired	(3,270)			(3,270)
Net cash used in investing activities	(17,100)	(915)	(1,294)	(19,309)
Cash Flows from Financing Activities:
Net borrowings under (repayments of) revolving credit facilities	45,000		(7,114)	37,886
Repayments of long-term debt	(6)		(6)	(12)
Deferred financing costs	(111)			(111)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(3,322)	(1,710)	963	(4,069)
Other financing activities	11,497	(22,924)	9,091	(2,336)
Net cash provided by (used in) financing activities	53,058	(24,634)	2,934	31,358
Effect of exchange rate changes on cash			(1,168)	(1,168)
Net increase in cash and cash equivalents	1,233	979	1,195	3,407
Cash and cash equivalents at beginning of year	297	33	2,308	2,638
Cash and cash equivalents at end of period	$1,530	$1,012	$3,503	$6,045

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2004

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
	In thousands
Cash Flows from Operating Activities	$1,639	$(1,941)	$(1,445)	$(1,747)
Cash Flows from Investing Activities:
Capital expenditures	(17,592)	(4,765)	(2,646)	(25,003)
Software development costs capitalized	(974)			(974)
Proceeds from sale of property, plant and equipment and divested assets	185	(31)	133	287
Net cash used in investing activities	(18,381)	(4,796)	(2,513)	(25,690)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	24,580		9,728	34,308
Repayments of long-term debt	(77)	(2)	(5)	(84)
Deferred financing costs	(9)			(9)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(430)	917		487
Other financing activities	(5,719)	6,134	(353)	62
Net cash provided by financing activities	18,345	7,049	9,370	34,764
Effect of exchange rate changes on cash			311	311
Net increase in cash and cash equivalents	1,603	312	5,723	7,638
Cash and cash equivalents at beginning of year	389	108	1,586	2,083
Cash and cash equivalents at end of period	$1,992	$420	$7,309	$9,721

16.   SUBSEQUENT EVENT

In 2002, Vertis received payments from a customer under a Bankruptcy proceeding classified as critical vendor payments (the “Payments”). These Payments totaled approximately $7 million. In February 2004, the United States Court of Appeals for the Seventh Circuit upheld a lower court ruling reversing the order authorizing these Payments. The ruling did not however order the repayment of these Payments. On July 1, 2005, Vertis reached a settlement agreement with this customer and thus accrued $200,000 at June 30, 2005 representing the full amount of the settlement.

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

We use independent third-party source materials to track statistics pertaining to advertising growth. Based on these publications, advertising growth in 2004 increased by approximately 7% domestically and 6% worldwide, which represents a shift back to the historical growth rates experienced prior to 2001. Estimates for advertising growth in 2005 indicate that US advertising should grow at about 5.7%, including direct mail, which is estimated to grow at about 8.5%. Worldwide advertising is also expected to grow at a 5.8% rate, which includes an estimate for overseas spending at a 5.9% growth rate. However, the direct mail market in the UK has been unsteady. Some direct mail estimates for the UK indicate that this growth could be as little as 0.9% for 2005

Pricing in North America, which includes product, customer and equipment mix, increased in the second quarter and through the first half of 2005 as compared to the comparable 2004 periods. Although it is difficult to quantify, we believe product, customer and equipment mix are the major drivers in the improvement in pricing. Mix includes changes in product types, including changes to more or less complex products such as changes in the degree of personalization of direct mail pieces and changes in overall product configuration. In addition, the type of equipment required to produce retail inserts and direct mail products impacts our overall pricing. At the same time, industry overcapacity has created downward pressure on pricing. Although our customers routinely change their product types and volumes to meet their marketing objectives, management expects the aforementioned industry dynamics to continue through the balance of 2005. In the U.K., lower direct mail growth rates will likely continue to put pressure on our top-line.

Cost reductions have been accomplished through streamlining of activities across the company, combining operations, closing unprofitable locations, staff reductions and asset write-offs, which have resulted in restructuring costs as discussed in the “Restructuring” section below.

On January 20, 2005, the Company acquired Elite Mailing and Fulfillment Services, Inc. (“Elite”) for $3.3 million. Elite is a full-service lettershop and mail presorting facility based in Bellmawr, New Jersey. Elite has been a strategic partner of Vertis since 1996, providing lettershop and fulfillment services.

On December 22, 2004, the Company entered into a $200 million, four-year revolving credit agreement (the “Credit Facility”). The Credit Facility replaces the $250 million revolving credit facility that was to expire in December 2005 (the “Prior Credit Facility”). The Prior Credit Facility was repaid in full and terminated concurrent with the closing of the Credit Facility.

Liquidity continues to be a primary focus for the Company. At June 30, 2005 the Company had approximately $99.0 million available to borrow under the Credit Facility, its primary source of funds. By terminating the Prior Credit Facility and entering into the Credit Facility, the Company has increased its financial flexibility by eliminating leverage and interest rate coverage covenants. Under the Credit Facility, the Company is subject to a minimum EBITDA covenant requiring the Company to maintain EBITDA, as defined by the Credit Facility, of $160 million on a trailing twelve-month basis. As of June 30, 2005, the Company was in compliance with all of its covenants, financial or otherwise. While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum EBITDA required under the covenant. Based upon the latest projections for the balance of 2005, we believe we will be in compliance in the upcoming year.

The Company continues to be highly leveraged. However, as a result of the refinancing of the Company’s revolving credit facility and other refinancings over the last few years, no debt repayments are due until 2008 and beyond. This, combined with the elimination of the leverage and interest rate covenants as discussed above, has allowed the Company to restructure the business and focus on improving operations.

Capital expenditures in the first six months of 2005 decreased 35% from the spending for the same period in 2004. This decline in capital spending is primarily due to the timing of expenditures. We anticipate a modest increase in capital spending in the current year as compared to 2004.

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

Restructuring

In the second quarter of 2005 the Company continued the restructuring program begun in the first quarter (the “2005 Program”) aimed at regionalizing and streamlining operations to capitalize on operating efficiencies and improve productivity and consistency, and reducing the Company’s overall cost base. The execution of the second phase of the 2005 Program is substantially complete as of June 30, 2005 and should be final by the end of the third quarter of 2005. The 2005 Program includes reductions in work force of approximately 470 employees; the closure of six premedia facilities, one advertising inserts warehouse, one direct mail warehouse in the U.K., and two regional offices in North America, some of which are associated with the consolidation of operations; and the transfer of certain positions. The Company estimates the costs associated with the 2005 Program to be $18.3 million (net of estimated sublease income of $1.9 million), $17.4 million of which were recorded in the first six months of 2005. Liabilities for severance costs related to future restructurings are not accrued as the amounts cannot be reasonably estimated. The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency. It is likely that the Company will incur additional restructuring costs in 2005 in an on-going effort to achieve these objectives. The Company expects these costs to be incurred in each of the operating segments and also to impact corporate overhead costs.

In the six months ended June 30, 2005, under the 2005 Program, Vertis North America recorded $11.6 million in severance and related costs associated with the elimination of approximately 340 positions and $2.0 million in facility closure costs associated with the closure of seven facilities offset by $0.2 million in gains from the sale of assets associated with the closure of one of the premedia facilities. Under the 2005 Program, Vertis Europe recorded $3.3 million in severance costs due to headcount reductions of approximately 130 employees. Under the Company’s General Corporate segment (See Note 7), $0.6 million in severance and related costs were recorded under the 2005 Program due to a staffing reduction of one employee at the Company’s corporate office. Additionally, $0.7 million in costs were recorded in the first quarter of 2005 under the General Corporate segment related to the amendment of an executive level employment agreement announced in 2004, as discussed below. The Company estimates that the restructuring actions taken through June 30, 2005 will provide over $32 million in annualized cost savings, over $7 million of which is included in our 2005 first half results.

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

The Company expects to pay approximately $11.8 million of the accrued restructuring costs during the next year, and the remainder, approximately $5.7 million, by 2011. The portion of this accrual attributable to facility closing costs is recorded net of anticipated sublease income. Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

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

Also affecting the comparability of results from year-to-year, is the inclusion of $14.6 million and $112.4 million of impairment charges in the second quarter and the first six months of 2005, respectively. $111.2 million of these impairment charges are related to the impairment of goodwill in our Vertis Europe segment, and reduce the carrying value of the goodwill to zero at June 30, 2005 in accordance with an impairment test conducted under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). The remaining $1.2 million of impairment charges was recorded in the second quarter of 2005 as a result of the conclusion of a direct mail contract within our Vertis Europe segment, whereby assets were deemed impaired and written off.

You should consider all of these factors in reviewing the discussion of our operating results.

Results Of Operations

The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows:

					Percentage of Sales		Percentage of Sales
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net sales	$393,874	$394,121	$779,700	$784,739	100.0%	100.0%	100.0%	100.0%
Costs of production	302,952	302,383	611,770	603,971	76.9%	76.7%	78.5%	77.0%
Selling, general and administrative	44,596	49,220	91,921	96,130	11.3%	12.5%	11.8%	12.2%
Restructuring charges	8,031	1,897	18,039	2,759	2.0%	0.5%	2.3%	0.4%
Asset impairment charges	14,570		112,360		3.7%		14.4%
Depreciation and amortizationof intangibles	18,635	18,321	35,938	37,390	4.8%	4.6%	4.6%	4.7%
Total operating costs	388,784	371,821	870,028	740,250	98.7%	94.3%	111.6%	94.3%
Operating income	$5,090	$22,300	$(90,328)	$44,489	1.3%	5.7%	(11.6)%	5.7%
Other data:
Cash flows used in operating activities	$7,288	$20,223	$7,474	$1,747
Cash flows used in investing activities	11,420	16,611	19,309	25,690
Cash flows provided by financingactivities	21,660	37,960	31,358	34,764
EBITDA	21,826	39,797	(58,254)	80,553	5.5%	10.1%	(7.5)%	10.3%

EBITDA is included in this document as it is the primary measure we use to evaluate our performance. EBITDA, as we use it for this purpose, represents net (loss) income, plus

•       interest expense (net of interest income)

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Net loss	$(29,023)	$(11,646)	$(158,951)	$(22,899)
Interest expense, net	31,949	32,760	64,236	65,477
Income tax expense	265	362	523	585
Depreciation and amortization of intangibles	18,635	18,321	35,938	37,390
EBITDA	$21,826	$39,797	$(58,254)	$80,553

Results of Operations—Three and six months ended June 30, 2005 compared to three and six months ended June 30, 2004

Net Sales

For the three month period ended June 30, 2005 our consolidated net sales were essentially unchanged when comparing 2005 net sales of $393.9 million, to 2004 net sales of $394.1 million. For the six months ended June 30, 2005, our net sales were $779.7 million, a $5.0 million decline, or less than 1%, versus net sales of $784.7 million for the comparable 2004 period.

Net sales for Vertis North America increased $5.4 million or 1.5% in the second quarter of 2005 versus 2004, and $5.5 million, or less than 1%, in the six months of 2005 versus 2004. The primary changes in net sales are as follows:

•       The pass-through cost of paper increased by $8.4 million in the second quarter and $18.4 million in the six months ended June 30, 2005.

•       Volume declined $12.0 million in the second quarter, primarily for our advertising insert products and services which experienced $9.3 million of the decline, with direct mail accounting for the remaining $2.7 million of the decline. In the first six months, volume declined by $19.5 million, with inserts accounting for $17.9 million of the decline and direct mail accounting for the remaining $1.6 million of the decline.

•       Pricing increased by $4.5 million in the second quarter and $1.5 million in the six months ended June 30. Pricing for our advertising insert products and services increased $2.6 million in the second quarter  with direct mail making up the balance of the increase. For the six months ended June 30, the increase in pricing was primarily attributable to our advertising insert products and services, which accounted for $2.1 million, offset by a decline in pricing of $0.6 million for our direct mail products.

•       Revenue from our premedia products was essentially unchanged as compared to the second quarter of 2004 and declined by $2.0 million in the six months ended June 30, 2005 as compared to 2004.

•       Media planning revenue increased by $1.9 million and $3.3 million in the three and six months ended June 30, 2005.

Net sales for Vertis Europe decreased $5.6 million or 15.5% in the second quarter of 2005 versus 2004, and $10.5 million or 14.4% in the first six months of 2005 as compared to the first six months of 2004. Results for the three and six months ended June 30, 2005, were positively impacted by foreign exchange rate fluctuations in the amounts of $0.9 million and $1.8 million respectively. Excluding the impact of foreign exchange rate fluctuations, Vertis Europe’s net sales were down $6.5 million in the second quarter of 2005 and $12.3 million in the first six months of 2005. The decline in the second quarter was fairly equally attributable to both the European direct mail and premedia businesses. For the six-month period, approximately $6.0 million, or 57%, of the decline is attributable to our European direct mail business. The remainder of the decline, $4.5 million, is attributable to our European premedia business. The revenue declines reflect low direct mail growth rates and overall challenging market conditions impacting both European businesses.

Operating Expenses (Income)

Our consolidated costs of production remained relatively stable when comparing the second quarter of 2005 to 2004. Costs of production for the six months ended June 30, 2005 as compared to 2004 increased $7.8 million, or 1.3%, primarily attributable to a $17.5 million increase in the cost of paper consumed as well as a $3.8 million increase in freight expense, a $2.4 million increase in benefits costs and a $1.6 million increase in utilities. Offsetting these cost increases are decreases in the cost of ink consumed, contract services related to the production process and direct labor amounting to $3.6 million, $9.1 million and $6.1 million, respectively.

Selling, general and administrative expenses decreased $4.6 million, or 9.4%, for the three months ended June 30, 2005. For the six months ended June 30, 2005, selling, general and administrative expenses decreased $4.2 million, or 4.4%, from the comparable 2004 period. The second quarter and six-month changes both reflect lower staffing costs partially offset in the six-month period by a $2.0 million write-off taken in the first quarter of 2005 related to an account receivable from a bankrupt customer.

Restructuring charges for the three months ended June 30, 2005 totaled $8.0 million as compared to $1.9 million in the second quarter of 2004. Charges for the six months ended June 30, 2005 were $18.0 million as compared to $2.8 million in the comparable 2004 period. See the “Restructuring” section of this Management’s Discussion and Analysis of Financial Position and Results of Operations for a detailed explanation of restructuring charges.

Asset impairment charges of $14.6 million and $112.4 million were recorded in the second quarter and first six months of 2005, respectively. See Note 3 to the condensed consolidated financial statements for further discussion.

Other Expenses (Income)

Other, net expense increased by $1.1 million in the second quarter and $2.5 million in the six months ended June 30, 2005 as compared to 2004. For a detailed discussion of the components of Other, net, see Note 13 to our condensed consolidated financial statements included in this document.

Net Loss

Net loss for the three months ended June 30, 2005 was $29.0 million, an increase in net loss of $17.4 million compared to $11.6 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, the net loss was $159.0 million, an increase in net loss of $136.1 million compared to $22.9 million for the comparable 2004 period. Included in the three and six-month 2005 net loss amounts are asset impairment charges as discussed above. Excluding these impairment charges, net loss increased $2.8 million and $23.7 million for the three and six-month 2005 periods as compared to 2004, $6.1 million and $15.3 million of which is attributable to the increase in restructuring costs from the prior three and six-month periods. The balance reflects the aforementioned changes in net sales and costs.

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

At Vertis North America, EBITDA increased $1.3 million or 3.2% in the second quarter of 2005 versus 2004. EBITDA decreased $15.1 million, or 18.1%, in the six months ended June 30, 2005 as compared to the first six months of 2004. The primary changes in EBITDA 2005 to 2004 are as follows:

•       Lower volume of $6.5 million in the second quarter, of which $4.6 million was related to advertising insert products and services and $1.9 million related to direct mail. Volume declined $9.9 million in the first six months of 2005, with our advertising insert products and services accounting for $8.9 million of the decrease and direct mail accounting for the remainder.

•       Pricing, which includes product, customer and equipment mix, increased $8.8 million in the second quarter with pricing for advertising inserts products accounting for $5.0 million of the increase and the remainder attributable to direct mail. In the six months ended 2005, pricing increased $8.6 million, $6.5 million related to advertising insert products and $2.1 million related to direct mail products.

•       Growth in premedia of $2.6 million in the second quarter and media planning growth of $0.8 million. Premedia growth in the first six months of 2005 was $3.1 million and media planning growth was $1.8 million.

•       Increased restructuring costs of $4.7 million in the second quarter and $12.1 million in the first six months of 2005, as well as increased costs of production in the six-month period, as discussed above.

Vertis Europe recorded an EBITDA loss of $17.4 million for the three months ended June 30, 2005, and $116.9 million loss for the six months ended June 30, 2005. This represents a decrease in EBITDA of $18.0 million for the second quarter and $118.7 million for the six months ended June 30, as compared the comparable period of the prior year. The majority of the decrease in the three and six-month periods reflects asset impairment charges of $14.6 million and $112.4 million as  discussed above. The remainder of the decline in both periods reflects lower sales, as discussed above; increased restructuring costs of $1.3 million for the second quarter of 2005 and $1.8 million for the six months ended June 30, 2005; offset by a decline in production costs, primarily direct labor, of $2.7 million in the second quarter and $4.6 million in the six months ended June 30, 2005.

We are continuing to pursue strategic alternatives relative to our European direct mail business.  We have engaged the services of a restructuring professional to facilitate that process as well as look at the entire Europe business for right-sizing and other EBITDA-enhancing opportunities.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

We believe that the facilities in place, as well as our cash flows, will be sufficient to meet operational needs (including capital expenditures and restructuring costs) for the next twelve months and beyond. At June 30, 2005, we had approximately $99.0 million available to borrow under our revolving credit facility (the “Credit Facility”). The maximum availability under the Credit Facility is $200 million, limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 5 to the condensed consolidated financial statements); and 45% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined in Note 9 to the condensed consolidated financial statements, is in excess of $180 million on a quarterly trailing twelve-month basis. The agent is not required to obtain written consent when Compliance EBITDA on a quarterly trailing twelve-month basis is less than $180 million. At June 30, 2005, the Company’s borrowing base was calculated to be $205.7 million and the Company’s Compliance EBITDA was $176.5 million.  No action has been taken by the agent as of June 30, 2005 in regards to the alteration of existing reserve requirements.

There can be no assurance that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt. In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

In 2002, Vertis received payments from a customer under a Bankruptcy proceeding classified as critical vendor payments (the “Payments”). These Payments totaled approximately $7 million. In February 2004, the United States Court of Appeals for the Seventh Circuit upheld a lower court ruling reversing the order authorizing these Payments. The ruling did not however order the repayment of these Payments. On July 1, 2005, Vertis reached a settlement agreement with this customer, and thus accrued $200,000 at June 30, 2005 representing the full amount of the settlement.

We are currently under examination by the Internal Revenue Service in the United States. We believe we have adequate provisions for all open years.

Items that could impact our liquidity are described below.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of June 30, 2005 and the periods in which payments are due:

		Less than			After
Contractual Obligations	Total	1 year	1–3 years	3–5 years	5 years
	(In thousands)
Long-term debt	$1,060,809			$1,060,809
Interest payments(1)	464,407	$111,809	$223,619	128,979
Operating leases	128,455	32,314	41,603	21,312	$33,226
Total contractual cash obligations	$1,653,671	$144,123	$265,222	$1,211,100	$33,226

(1)          Interest payments relate only to the interest on the Company’s debt for which the interest rate is fixed. The amount excludes interest owed under the Company’s revolving credit facility, for which the interest rate fluctuates. For further discussion, see Note 9 to the condensed consolidated financial statements included in this report. The balance of the revolving credit facility at June 30, 2005 was $83.6 million and the weighted-average interest rate was 6.7%.

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

Debt Financing

The Credit Facility, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary covenants including restrictions on capital expenditures, dividends, and investments. In particular, these debt instruments all contain high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of our capital stock. Substantially all of the our assets are pledged as collateral for the outstanding debt under the Credit Facility and, on a second lien basis, the 9 3/4% notes. All of our debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility includes a minimum EBITDA covenant requiring us to maintain Compliance EBITDA of $160 million on a trailing twelve-month basis. At June 30, 2005, our trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $176.5 million. If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility. At June 30, 2005, we were in compliance with our debt covenants.

While we currently expect to be in compliance in future periods, if the uncertain economic conditions and margin pressures that have influenced our results in recent years continue, there can be no assurance that our financial covenants will continue to be met. Based upon the latest projections for the balance of 2005, we believe we will be in compliance in the current year. For further information on our long-term debt, see Note 9 to the condensed consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

In December 2002, we entered into a three-year agreement (the “A/R Facility”), terminating in November 2005, to sell substantially all trade accounts receivables generated by subsidiaries in the U.S. through the issuance of $130.0 million variable rate trade receivable backed notes. The Company is currently in negotiations on a new facility to replace the A/R Facility and fully expects to have this completed prior to November 30, 2005.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $1.6 million in both the six months ended June 30, 2005 and 2004, respectively. These proceeds are fully offset by servicing costs.

At June 30, 2005 and December 31, 2004, accounts receivable of $118.9 million and $130.0 million, respectively, had been sold under the facility and, as such, are reflected as reductions of accounts receivable. At June 30, 2005 and December 31, 2004, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $39.9 million and $58.0 million, respectively, which is included in Accounts receivable, net on the balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $771.7 million and $735.4 million in the first six months of 2005 and 2004, respectively.

Fees for the program under the facility vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 90 basis points. The loss on sale, which approximated fees, totaled $2.2 million for the first six months of 2005 and $1.3 million for the first six months of 2004, and is included in Other, net.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

Our current liabilities exceeded current assets by $60.8 million at June 30, 2005 and by $72.7 million at December 31, 2004. This represents an increase in working capital of $11.9 million for the six months ended June 30, 2005. The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility. We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility. After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables. Therefore, if we add back the accounts receivable of $118.9 million and $130.0 million sold under the A/R Facility as of June 30, 2005 and December 31, 2004, respectively, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at June 30, 2005 and December 31, 2004 would have been $58.1 million and $57.3 million, respectively. The ratio of current assets to current liabilities as of June 30, 2005 was 0.79 to 1 (1.20 to 1, excluding the impact of the A/R Facility) compared to 0.78 to 1 as of December 31, 2004 (1.17 to 1, excluding the impact of the A/R Facility).

The increase in working capital after adding back accounts receivable sold under the A/R Facility was due primarily to fluctuations in operating assets and liabilities, mainly accounts receivable and accounts payable.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities increased $5.7 million in the first six months of 2005 as compared to 2004. Adjusted for the increase (decrease) in outstanding checks drawn on controlled disbursement accounts, which are classified as a financing activity, net cash used in operating activities increased by $10.3 million in 2005. This increase is primarily the result of the timing of payments and collection of receivables.

Cash Flows from Investing Activities

Net cash used in investing activities in the first six months of 2005 decreased by $6.4 million from the 2004 level, primarily due to a decrease in capital spending of $9.1 million related to the timing of capital expenditures, offset by $3.3 million of cash spending in 2005 related to the acquisition of Elite.

Cash Flows from Financing Activities

Net cash provided by financing activities decreased by $3.4 million in the first six months of 2005. The amount of cash provided by financing activities reflects the relative levels of cash provided by operating activities and capital expenditures in the respective six months ended June 30.

Other Factors

We had approximately $159.7 million of federal net operating losses available to carry forward as of December 31, 2004. These carryforwards expire beginning in 2007 through 2025. At June 30, 2005, we had a valuation allowance against all of our deferred tax assets. The valuation allowance reserves the net operating losses and tax credit carryforwards that may not be offset by reversing taxable temporary differences. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. No additional tax benefit was recorded in the first six months of 2005 or 2004.

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

Quantitative Information

At June 30, 2005, 17.0% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable).

If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended June 30, 2005 by approximately $1.2 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at June 30, 2005 and does not provide for changes in borrowings that may occur in the future.

Item 4.   CONTROLS AND PROCEDURES

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2005. No significant changes were made in our internal controls over financial reporting during the quarter ended June 30, 2005, that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6.                        EXHIBITS

Exhibit 31.1  Certification of Donald E. Roland, Chief Executive Officer, dated August 4, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2  Certification of Stephen E. Tremblay, Chief Financial Officer, dated August 4, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1  Certification of the Donald E. Roland, Chief Executive Officer, dated August 4, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2  Certification of Stephen E. Tremblay, Chief Financial Officer, dated August 4, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.
/s/ Donald E. Roland
Donald E. Roland
Chief Executive Officer
/s/ Dean D. Durbin
Dean D. Durbin
President and Chief Operating Officer
/s/ Stephen E. Tremblay
Stephen E. Tremblay
Chief Financial Officer

Date:  August 4, 2005

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Donald E. Roland, Chief Executive Officer, dated August 4, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated August 4, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Donald E. Roland, Chief Executive Officer, August 4, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated August 4, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.