Form 10-Q
period 2005-09-30
VERTIS INC
filed 2005-11-09
CIK 1178717

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Yes ☐ No ☒

PART 1—FINANCIAL INFORMATION

Item 1.                        FINANCIAL STATEMENTS

Vertis, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In thousands, except per share amounts

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,642	$2,638
Accounts receivable, net	137,532	142,818
Inventories, net	46,713	42,747
Maintenance parts, net	21,087	21,017
Prepaid expenses and other current assets	9,351	9,334
Assets held for sale	28,526	40,558
Total current assets	246,851	259,112
Property, plant and equipment, net	334,187	359,617
Goodwill	249,639	246,854
Deferred financing costs, net	21,410	26,815
Other assets, net	23,272	24,537
Assets held for sale		132,860
Total assets	$875,359	$1,049,795
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$174,795	$228,280
Compensation and benefits payable	33,296	36,116
Accrued interest	41,777	13,413
Accrued income taxes	2,510	10,427
Other current liabilities	23,385	19,081
Liabilities held for sale	24,494	24,533
Total current liabilities	300,257	331,850
Due to parent	5,108	7,410
Long-term debt, net of current portion	1,071,367	1,024,042
Other long-term liabilities	32,675	35,053
Total liabilities	1,409,407	1,398,355
Stockholder’s deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,024	409,059
Accumulated deficit	(937,168)	(753,661)
Accumulated other comprehensive loss	(5,904)	(3,958)
Total stockholder’s deficit	(534,048)	(348,560)
Total liabilities and stockholder’s deficit	$875,359	$1,049,795

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
In thousands

Three Months Ended September 30,	2005	2004
	(Unaudited)
Net sales	$378,154	$379,200
Operating expenses:
Costs of production	292,802	292,458
Selling, general and administrative	38,635	41,992
Restructuring charges	1,743
Depreciation and amortization of intangibles	16,599	17,256
	349,779	351,706
Operating income	28,375	27,494
Other expenses (income):
Interest expense, net	32,457	32,993
Other, net	1,841	44,524
	34,298	77,517
Loss from continuing operations before income tax benefit	(5,923)	(50,023)
Income tax benefit	(8,188)	(66,456)
Income from continuing operations	2,265	16,433
Discontinued operations:
Loss from discontinued operations	(26,822)	(2,110)
Net (loss) income	$(24,557)	$14,323

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Continued)
In thousands

Nine Months Ended September 30,	2005	2004
	(Unaudited)
Net sales	$1,095,442	$1,090,988
Operating expenses:
Costs of production	855,832	843,062
Selling, general and administrative	115,660	121,888
Restructuring charges	16,451	1,223
Depreciation and amortization of intangibles	49,019	50,999
	1,036,962	1,017,172
Operating income	58,480	73,816
Other expenses (income):
Interest expense, net	96,693	98,468
Other, net	5,707	45,849
	102,400	144,317
Loss from continuing operations before income tax benefit	(43,920)	(70,501)
Income tax benefit	(7,665)	(65,870)
Loss from continuing operations	(36,255)	(4,631)
Discontinued operations:
Loss from discontinued operations	(147,252)	(3,945)
Net loss	$(183,507)	$(8,576)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
In thousands

Nine Months Ended September 30,	2005	2004
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(183,507)	$(8,576)
Adjustment for discontinued operations	147,252	3,945
Net loss from continuing operations	(36,255)	(4,631)
Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by continuing operating activities:
Depreciation and amortization	49,019	50,999
Deferred income taxes		(66,734)
Amortization of deferred financing costs	5,523	5,868
Restructuring charges	16,451	1,223
Other non-cash income and expense, net	9,459	5,067
Loss on termination of leasehold interest		43,958
Changes in operating assets and liabilities (excluding effect of acquisitions):
Decrease (increase) in accounts receivable	1,198	(8,165)
Increase in inventories	(3,966)	(3,610)
Decrease in prepaid expenses and other assets	585	35
Decrease in accounts payable and other liabilities	(38,900)	(7,821)
Net cash provided by continuing operating activities	3,114	16,189
Net loss from discontinued operations	(147,252)	(3,945)
Changes in operating assets held for sale of discontinued operations	146,346	(339)
Net cash used in discontinued operations	(906)	(4,284)
Net cash provided by operating activities	2,208	11,905
Cash Flows from Investing Activities:
Capital expenditures	(21,756)	(32,637)
Software development costs capitalized	(1,468)	(1,458)
Acquisition of business, net of cash acquired	(3,386)
Proceeds from sale of property, plant and equipment	993	784
Proceeds from termination of leasehold interest		31,122
Investing activities of discontinued operations	(1,517)	(3,751)
Net cash used in investing activities	(27,134)	(5,940)
Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facilities	38,346	(7,951)
Repayments of long-term debt	(6)	(74)
Deferred financing costs	(116)	(13)
Decrease in outstanding checks drawn on controlled disbursement accounts	(14,057)	(9,855)
Other financing activities	(2,300)	38
Financing activities of discontinued operations	9,222	12,955
Net cash provided by (used in) financing activities	31,089	(4,900)
Effect of exchange rate changes on cash	(5,159)	195
Net increase in cash and cash equivalents	1,004	1,260
Cash and cash equivalents at beginning of year	2,638	2,083
Cash and cash equivalents at end of period	$3,642	$3,343

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

The difference between net loss and total comprehensive loss is comprised of a foreign currency translation loss of $1.9 million for the nine months ended September 30, 2005 and a foreign currency gain of $1.9 million for the nine months ended September 30, 2004. The total comprehensive loss for the nine months ended September 30, 2005 and 2004 is $185.5 million and $6.7 million, respectively.

2.   DISCONTINUED OPERATIONS

During the quarter ended September 30, 2005, the Company determined to account for the operations of its European segment as a discontinued operation. The Company decided to sell the two divisions in this segment primarily because it has incurred operating losses in the past two years and it was not deemed a fit within the Company’s overall strategy. The direct mail division of this segment was sold on October 3, 2005. The Company expects to divest of the premedia division within the next twelve months.

Selected results of the Company’s European segment, which are included in the Loss from Discontinued Operations on the Condensed Consolidating Statements of Operations, are presented in the following table. No taxes were recorded in this segment due to pretax losses and tax benefits being offset by deferred tax valuation allowances, see Note 14. Interest was not allocated to discontinued operations as the divestiture of the European business will be on a debt-free basis. Prior year financial statements have been restated to present the operations of Vertis Europe as a discontinued operation.

	Three months ended			Nine months ended
	September 30,			September 30,
	2005		2004	2005		2004
	(in thousands)
Net sales	$23,770		$32,375	$86,244		$105,331
Loss before income taxes	(26,822	)(1)	(2,110)	(147,252	)(1)	(3,945)

(1)          Includes a $23.8 million loss that was recorded to write-down the carrying amounts of the long-lived assets of the discontinued operations to their estimated fair values, less cost to sell and $112.4 million of other impairment charges, as described below, recorded in the first half of 2005.

The current assets and liabilities of the discontinued operations are presented separately under the captions “Assets held for sale” and “Liabilities held for sale,” respectively, in the accompanying Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004. The components of these balance sheet line items are specified in the discontinued operations’ balance sheet as follows:

	September 30,	December 31,
	2005	2004
	(in thousands)
Assets held for sale—Current:
Accounts receivable, net	$21,697	$35,836
Inventory	1,686	1,850
Other current assets	2,442	2,872
Property, plant and equipment	2,701
Total current assets held for sale	$28,526	$40,558
Assets held for sale—Long term:
Property, plant and equipment		19,821
Goodwill		113,010
Other long-term assets		29
Total long-term assets held for sale	$	$132,860
Liabilities held for sale:
Accounts payable	6,459	15,625
Accrued expenses and other current liabilities	18,035	8,908
Total current liabilities held for sale	$24,494	$24,533

As a result of the Company’s annual impairment test, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles”, completed in the first quarter of 2005, the Company recorded an impairment loss of $97.8 million at the Vertis Europe segment to reduce the carrying value of goodwill to its implied fair value. Fair value was determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. In the second quarter of 2005, the Company performed an additional goodwill impairment test for the Vertis Europe segment due to changed circumstances. Such changes included the following: indications of value for the unit received by the Company from independent third parties, second quarter results that were below expectations and a revised outlook for results over the medium term which are less than expected. As a result, the remaining Vertis Europe goodwill of

$13.4 million was deemed impaired and accordingly written off in the second quarter of 2005. In addition, as a result of the conclusion of a direct mail contract within our Vertis Europe segment, long-lived assets with a carrying value of $1.2 million were deemed impaired and written off in the second quarter of 2005. These impairment losses are shown as discontinued operations for the nine months ended September 30, 2005.

3.   RESTRUCTURING CHARGES

In the third quarter of 2005 the Company continued the restructuring program begun in the first quarter (the “2005 Program”) aimed at regionalizing and streamlining operations to capitalize on operating efficiencies and improve productivity and consistency, and reducing the Company’s overall cost base. The execution of this phase of the 2005 Program is substantially complete as of September 30, 2005 and should be final by the end of 2005. The 2005 Program includes reductions in work force of approximately 490 employees; the closure of six premedia facilities, one advertising inserts warehouse, and two regional offices in North America, some of which are associated with the consolidation of operations; and the transfer of certain positions. The Company estimates the costs associated with actions taken to date under the 2005 Program to be $19.3 million (net of estimated sublease income of $1.3 million), $19.2 million of which were recorded in the first nine months of 2005. Included in the 2005 Program, are restructuring costs of $3.5 million related to reductions in workforce of approximately 130 employees in the Company’s Vertis Europe segment. These costs are included in the loss from discontinued operations on the Company’s condensed consolidated statement of operations (see Note 2).

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

In the nine months ended September 30, 2005, under the 2005 Program, Vertis North America recorded $12.1 million in severance and related costs associated with the elimination of approximately 360 positions and $2.5 million in facility closure costs associated with the closure of nine facilities offset by $0.1 million in gains from the sale of assets associated with the closure of one of the premedia facilities. Under the Company’s General Corporate segment (See Note 7), $1.2 million in severance and related costs were recorded under the 2005 Program due to a staffing reduction of two employees at the Company’s corporate office. Additionally, $0.7 million in costs were recorded in the first quarter of 2005 under the General Corporate segment related to the amendment of an executive level employment agreement announced in 2004, as discussed below.

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

Vertis Europe began a restructuring program in the second quarter of 2004 (the “2004 Program”) that included planned staffing reductions totaling approximately 184 employees. As of September 30, 2004, 176 employees had been terminated with a severance cost of $1.5 million, which is included in the loss from discontinued operations on the Company’s condensed consolidated statement of operations. The 2004 Program was substantially complete as of December 31, 2004.

Additionally, in 2004 the Company announced an amendment of an executive level employment agreement at the Vertis corporate office resulting in an estimated cost of $1.2 million.

The significant components of restructuring charges were as follows:

	Severance	Asset	Facility
	and Related	Write Off	Closing		Other
	Costs	Costs	Costs		Costs	Total
	(in thousands)
Accrued balance at December 31, 2004	$744		$6,872		$575	$8,191
Restructuring charges in the nine months ended September 2005	14,066	$(109)	2,494	(1)		16,451
Restructuring payments and usage in the nine months ended September 2005	(9,478)	109	(2,620)		(575)	(12,564)
Accrued balance at September 30, 2005	$5,332	$	$6,746		$	$12,078

(1)          Includes accretion expense of $0.3 million.

The Company expects to pay approximately $8.6 million of the accrued restructuring costs during the next year, and the remainder, approximately $3.5 million, by 2011. The portion of this accrual attributable to facility closing costs is recorded net of anticipated sublease income. Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

4.   ACQUISITION

On January 20, 2005, the Company acquired Elite Mailing and Fulfillment Services, Inc. (“Elite”) for $3.3 million. Elite is a full-service lettershop and mail presorting facility based in Bellmawr, New Jersey. Elite has been a strategic partner of Vertis since 1996, providing lettershop and fulfillment services.

Goodwill arising in connection with this acquisition was approximately $2.8 million, calculated as the excess of the liabilities assumed over the fair value of the net assets acquired. The financial results of Elite are included in the Company’s consolidated financial statements from the date of acquisition. Allocation of purchase price has been done on a preliminary basis and is subject to change as the Company continues to gather information on intangible assets.

Elite sales for the nine months ended September 30, 2005 and 2004 were $6.0 million and $9.0 million, respectively, of which sales to other Vertis subsidiaries accounted for 96.9% and 95.4% of Elite sales, respectively. Vertis’ pro forma net loss, adjusted to include Elite as though the acquisition had occurred at the beginning of 2004, is $183.4 million and $8.1 million for the nine months ended September 30, 2005 and 2004, respectively.

5.   ACCOUNTS RECEIVABLE

In December 2002, the Company entered into a three-year agreement (the “A/R Facility”), terminating November 30, 2005, to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. through the issuance of $130.0 million of variable rate trade receivable backed certificates. The Company has received a commitment letter for a new facility to replace the A/R Facility and expects to have this completed prior to November 30, 2005.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $2.3 million and $2.4 million in the nine months ended 2005 and 2004, respectively. These proceeds are fully offset by servicing costs.

At September 30, 2005 and December 31, 2004, accounts receivable of $129.0 million and $130.0 million, respectively, had been sold under the facility and, as such, are reflected as reductions of accounts receivable. At September 30, 2005 and December 31, 2004, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $42.5 million and $58.0 million, respectively, which is included in Accounts receivable, net on the condensed consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,161.8 million and $1,108.1 million in the first nine months of 2005 and 2004, respectively.

Fees for the program under the facility vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 90 basis points. The loss on sale, which approximated the fees, totaled $3.5 million for the first nine months of 2005 and $2.0 million for the first nine months of 2004, and is included in Other, net.

6.   INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Paper	$33,806	$28,791
Work in process	5,073	5,231
Ink and chemicals	3,873	3,581
Other	3,961	5,144
	$46,713	$42,747

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

•       Vertis Europe—provides European customers, principally in the United Kingdom, with most of the same products and services offered in North America. At September 30, 2005, the entire Europe Segment was classified as a discontinued operation (see Note 2).

Additionally, the Company has a General Corporate segment where costs associated with the Company’s executive officers are recorded as well as certain transactions that are not specifically related to the Company’s business segments.

Following is information regarding the Company’s segments:

		Three months ended		Nine months ended
		September 30,		September 30,
		2005	2004	2005	2004
		(in thousands)
Net sales	Vertis North America	$378,154	$379,200	$1,095,442	$1,090,988
	Consolidated	$378,154	$379,200	$1,095,422	$1,090,988
EBITDA	Vertis North America	$47,541	$46,378	$115,774	$129,633
	General Corporate	(4,408)	(46,152)	(13,982)	(50,667)
	Consolidated EBITDA	43,133	226	101,792	78,966
	Depreciation and amortization of intangibles	16,599	17,256	49,019	50,999
	Interest expense, net	32,457	32,993	96,693	98,468
	Income tax expense	(8,188)	(66,456)	(7,665)	(65,870)
	Consolidated income (loss) from continuing operations	$2,265	$16,433	$(36,255)	$(4,631)
Restructuring charges	Vertis North America	$1,145	$	$14,506	$1,223
	General Corporate	598		1,945
	Consolidated	$1,743	$	$16,451	$1,223
Depreciation and amortization of intangibles	Vertis North America	$16,599	$17,256	$49,019	$50,999
	Consolidated	$16,599	$17,256	$49,019	$50,999

		September 30,	December 31,
		2005	2004
		(in thousands)
Identifiable assets	Vertis North America	$802,091	$817,110
	Vertis Europe	30,805 (1)	174,653 (2)
	General Corporate	42,463	58,032
	Consolidated	$875,359	$1,049,795

(1)          Includes cash of $2.3 million and assets held for sale of $28.5 million.

(2)          Includes cash of $1.2 million and assets held for sale of $173.4 million.

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

9.   LONG-TERM DEBT

Long-term debt consisted of the following:

	September 30,	December 31,
	2005	2004
	(in thousands)
Revolving credit facility (due December 2008)	$93,162	$48,801
9 3/4% senior secured second lien notes, net of discount (due April 2009)	344,429	343,235
10 7/8% senior notes, net of discount (due June 2009)	348,667	348,399
13 1/2% senior subordinated notes (due December 2009)	293,495	293,495
Discount—13 1/2% senior subordinated credit facility	(8,386)	(9,895)
Other notes		7
	1,071,367	1,024,042
Current portion
	$1,071,367	$1,024,042

The revolving credit facility (the “Credit Facility”) consists of a multicurrency revolving credit facility of up to $200 million that provides for issuances of up to $45 million in letters of credit and borrowings of up to $150 million in alternate currencies. The Credit Facility matures December 22, 2008 with no repayment of principal until maturity.

The maximum availability under the Credit Facility is $200 million, limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 5); and 45% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. At September 30, 2005, the Company’s borrowing base was calculated to be $199.2 million.

In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined below, is in excess of $180 million on a quarterly trailing twelve-month basis. The agent is not required to obtain written consent when Compliance EBITDA on a quarterly trailing twelve-month basis is less than $180 million. At September 30, 2005, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $177.0 million. No action has been taken by the agent as of September 30, 2005 in regards to the alteration of existing reserve requirements.

“Compliance EBITDA” is the Consolidated EBITDA as reflected in Note 7 to these financial statements adjusted for certain items as defined in the credit agreement.

The interest rate on the Credit Facility is either (a) the US Prime rate or Britain Prime rate, depending on the currency the Company is borrowing in, plus a margin which fluctuates based on the Company’s senior secured leverage ratio (“Leverage Ratio”), defined as the ratio of senior secured debt to Compliance EBITDA, or (b) the US or Britain LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio. At September 30, 2005, the margin was 275 basis points above LIBOR.

The Company had a senior subordinated credit facility (the “Senior Facility”), which was a term loan bearing interest of 13 1/2% expiring on December 7, 2009. Pursuant to the Senior Facility, the Company issued an aggregate of $293.5 million of 13 1/2% senior subordinated notes due December 7, 2009 (the “Exchange Notes”) in exchange for the term loans held by the holders requesting the exchange. The

Exchange Notes pay interest semi-annually on June 1 and December 1 of each year. The $293.5 million represents the entire amount of term notes under the Senior Facility. At September 30, 2005 there remains a $8.4 million discount associated with approximately 700,000 detachable warrants issued in February 2002 to the holders of the Senior Facility entitling them to purchase one share of Vertis Holdings stock for $0.01 per share. These warrants expire on June 30, 2011 and the discount is being amortized over the original life of the Senior Facility.

The Credit Facility, the 10 7/8% notes, the 9 3/4% notes and the Exchange Notes contain customary covenants including restrictions on capital expenditures, dividends, and investments. In particular, these debt instruments all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of the Company or the capital stock of its restricted subsidiaries. Substantially all of the Company’s assets are pledged as collateral for the outstanding debt under the Credit Facility, and, on a second lien basis, the 9 3/4% notes. All of the Company’s debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility requires the Company to maintain Compliance EBITDA of $160 million on a trailing twelve-month basis. At September 30, 2005, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $177.0 million. If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. At September 30, 2005, the Company was in compliance with its debt covenants.

10.   RETIREMENT PLANS

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans, including pension and supplemental executive retirement plans, for the three and nine months ended September 30, 2005 and 2004.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Service cost	$193	$181	$579	$543
Interest cost	571	569	1,713	1,706
Expected return on plan assets	(324)	(267)	(974)	(800)
Amortization of prior service cost	58	58	174	174
Amortization of net loss	219	188	659	564
Net periodic benefit cost	$717	$729	$2,151	$2,187

The Company made contributions of approximately $2.4 million to its pension plans in the nine months ended September 30, 2005, which is the total amount the Company expects to contribute in 2005 as previously disclosed in its consolidated financial statements for the year ended December 31, 2004.

11.   VERTIS HOLDINGS STOCK AWARD AND INCENTIVE PLAN

Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. At September 30, 2005 there were 152,048 shares of restricted stock, 21,904 stock options, and 5,497 Nil Cost Options outstanding under the Stock Plan. Both the restricted stock and the Nil Cost Options will vest immediately prior to a liquidity event, as defined in the respective agreements.

The Company accounts for the Stock Plan under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Approximately $0.1 million of employee compensation cost is reflected in net income. Due to the uncertainty of the timing of a liquidity event, and the fact that the number of shares that will actually vest is unknown, compensation expense will not be recorded on the restricted stock and Nil Cost Options until a liquidity event takes place, or an event is probable of occurring. For the 21,904 stock options, variable accounting applies. There is no expense recorded for the nine months ended September 30, 2005 or 2004 as the estimated fair value of the Company’s stock is not more than the exercise price of the options. The following table summarizes the effect of accounting for these awards as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” had been applied.

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Net (loss) income:
As reported	$(24,557)	$14,323	$(183,507)	$(8,576)
Deduct: total stock-based compensation determined under the fair value based method for all awards, net of tax	(2)	(3)	(7)	(8)
Pro forma	$(24,559)	$14,320	$(183,514)	$(8,584)

12.   INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Interest expense	$30,647	$31,106	$91,383	$92,739
Amortization of deferred financing fees	1,833	1,952	5,523	5,868
Interest income	(23)	(65)	(213)	(139)
	$32,457	$32,993	$96,693	$98,468

The Company incurred interest payments of $61.1 million and $71.6 million in the nine months ended September 30, 2005 and 2004 respectively.

13.   OTHER, NET

Other, net for the nine months ended September 30, 2005 consists primarily of $3.5 million in fees associated with the A/R Facility (see Note 5), $1.5 million in losses on the sale of property, plant and equipment, and $0.7 million in bank commitment fees.

Other, net for the nine months ended September 30, 2004 consists primarily of a $44.0 million loss associated with the termination of the Company’s leasehold interest in properties in two lease-leaseback transactions entered into in 1998, offset by $1.0 million in income earned on investments accounted for as leveraged leases prior to the termination. Additionally, included in Other, net are $2.0 million in fees associated with the A/R Facility (see Note 5) and $0.8 million in bank commitment fees.

14.   INCOME TAXES

On August 30, 2005, the Company reached an agreement with the Internal Revenue Service (“IRS”) resolving disputes over the tax deductibility of net losses relating to five leasehold interests in real estate properties that the company entered into in 1998. As discussed in Note 13 above, the Company terminated its leasehold interest in these properties in the third quarter of 2004. The agreement is subject to Congressional Joint Committee approval. As a result of the agreement with the IRS, the Company reduced its tax reserves related to the IRS examination from $10.3 million to $2.2 million, thus recording a benefit to tax expense in the third quarter of 2005. The remaining amount owed to the IRS and state tax authorities is classified in the accompanying Condensed Consolidated Balance Sheet as Accrued Income Taxes.

The Company had approximately $159.7 million of net operating losses available to carryforward as of December 31, 2004. These carryforwards expire beginning in 2007 through 2025. The Company maintains a valuation allowance against its deferred tax assets, and intends to maintain this allowance until sufficient positive evidence exists to support its reversal. The valuation allowance reserves a portion of the net operating losses, capital losses and tax credit carryforwards that will not be offset by reversing taxable temporary differences. This treatment is required under the more likely than not standard of SFAS No. 109, “Accounting for Income Taxes”. These carryforwards may still be used to offset taxable income in future years, thereby lowering our cash tax obligations.

The Company made income tax payments of $0.2 million and $0.6 million for the nine months ended September 30, 2005 and 2004, respectively.

15.   GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company has three series of notes (see Note 9) which are general obligations of Vertis, Inc., and are guaranteed by certain of Vertis, Inc.’s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of September 30, 2005 and December 31, 2004, and for the three months ended September 30, 2005 and 2004, and for the nine months ended September 30, 2005 and 2004 are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet at September 30, 2005
In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$ 96	$ 428	$ 3,118		$ 3,642
Accounts receivable, net	115,256	20,676	1,600		137,532
Inventories	34,687	12,023	3		46,713
Maintenance parts	17,814	3,273			21,087
Prepaid expenses and other current assets	9,175	164	12		9,351
Assets held for sale			28,526		28,526
Total current assets	177,028	36,564	33,259		246,851
Intercompany receivable	1,125	79,222		$ (80,347)
Investments in subsidiaries	125,334	(74,440)		(50,894)
Property, plant and equipment, net	254,727	79,352	108		334,187
Goodwill	201,013	48,626			249,639
Deferred financing costs, net	21,410				21,410
Other assets, net	22,595	671	6		23,272
Total Assets	$ 803,232	$ 169,995	$ 33,373	$ (131,241)	$ 875,359
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$ 152,669	$ 21,416	$ 710		$ 174,795
Compensation and benefits payable	27,870	5,383	43		33,296
Accrued interest	41,777				41,777
Accrued income taxes	2,246		264		2,510
Other current liabilities	19,095	3,409	881		23,385
Assets held for sale			24,494		24,494
Total current liabilities	243,657	30,208	26,392		300,257
Due to parent			85,455	$ (80,347)	5,108
Long-term debt, net of current portion	1,061,265		10,102		1,071,367
Other long-term liabilities	32,358	317			32,675
Total liabilities	1,337,280	30,525	121,949	(80,347)	1,409,407
Stockholder’s (deficit) equity	(534,048)	139,470	(88,576)	(50,894)	(534,048)
Total Liabilities and Stockholder’s (Deficit) Equity	$ 803,232	$ 169,995	$ 33,373	$ (131,241)	$ 875,359

Condensed Consolidating Balance Sheet at December 31, 2004
In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$ 297	$ 33	$ 2,308		$ 2,638
Accounts receivable, net	123,751	18,736	331		142,818
Inventories	31,075	11,669	3		42,747
Maintenance parts	17,557	3,460			21,017
Prepaid expenses and other current assets	8,872	417	45		9,334
Assets held for sale			40,558		40,558
Total current assets	181,552	34,315	43,245		259,112
Intercompany receivable	1,038	34,284		$ (35,322)
Investments in subsidiaries	228,816	33,489		(262,305)
Property, plant and equipment, net	270,269	89,207	141		359,617
Goodwill	198,228	48,626			246,854
Deferred financing costs, net	26,815				26,815
Other assets, net	23,675	855	7		24,537
Assets held for sale			132,860		132,860
Total Assets	$ 930,393	$ 240,776	$ 176,253	$ (297,627)	$ 1,049,795
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$ 196,604	$ 31,472	$ 204		$ 228,280
Compensation and benefits payable	28,444	7,637	35		36,116
Accrued interest	13,413				13,413
Accrued income taxes	10,490	(204)	141		10,427
Other current liabilities	19,568	(125)	(362)		19,081
Liabilities held for sale			24,533		24,533
Total current liabilities	268,519	38,780	24,551		331,850
Due to parent			42,732	$ (35,322)	7,410
Long-term debt, net of current portion	975,241		48,801		1,024,042
Other long-term liabilities	35,193	(166)	26		35,053
Total liabilities	1,278,953	38,614	116,110	(35,322)	1,398,355
Stockholder’s (deficit) equity	(348,560)	202,162	60,143	(262,305)	(348,560)
Total Liabilities and Stockholder’s (Deficit) Equity	$ 930,393	$ 240,776	$ 176,253	$ (297,627)	$ 1,049,795

Condensed Consolidating Statement of Operations
Three months ended September 30, 2005
In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Net sales	$ 283,561	$ 93,939	$ 1,633	$ (979)	$ 378,154
Operating expenses:
Costs of production	225,590	66,972	1,219	(979)	292,802
Selling, general and administrative	34,979	3,578	78		38,635
Restructuring charges	1,675	68			1,743
Depreciation and amortization of intangibles	13,100	3,494	5		16,599
	275,344	74,112	1,302	(979)	349,779
Operating income	8,217	19,827	331		28,375
Other expenses (income):
Interest expense, net	32,454	3			32,457
Other, net	1,841				1,841
	34,295	3			34,298
Equity in net loss of subsidiaries	(6,773)	(23,436)		30,209
(Loss) income before income taxes	(32,851)	(3,612)	331	30,209	(5,923)
Income tax (benefit) expense	(8,294)	34	72		(8,188)
(Loss) income from continuing operations	(24,557)	(3,646)	259	30,209	2,265
Loss from discontinued operations			(26,822)		(26,822)
Net (loss) income	$ (24,557)	$ (3,646)	$ (26,563)	$ 30,209	$ (24,557)

Condensed Consolidating Statement of Operations
Three months ended September 30, 2004
In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Net sales	$290,443	$88,590	$1,312	$(1,145)	$379,200
Operating expenses:
Costs of production	228,619	64,108	876	(1,145)	292,458
Selling, general and administrative	38,096	3,782	114		41,992
Depreciation and amortization of intangibles	12,655	4,505	96		17,256
	279,370	72,395	1,086	(1,145)	351,706
Operating income	11,073	16,195	226		27,494
Other expenses (income):
Interest expense, net	32,991	2			32,993
Other, net	847	6	43,671		44,524
	33,838	8	43,671		77,517
Equity in net loss of subsidiaries	(29,445)	(30,007)		59,452
(Loss) income before income taxes	(52,210)	(13,820)	(43,445)	59,452	(50,023)
Income tax (benefit) expense	(66,533)	(3)	80		(66,456)
Income (loss) from continuing operations	14,323	(13,817)	(43,525)	59,452	16,433
Loss from discontinued operations			(2,110)		(2,110)
Net income (loss)	$14,323	$(13,817)	$(45,635)	$59,452	$14,323

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2005
In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Net sales	$ 839,415	$ 255,718	$ 2,981	$ (2,672)	$ 1,095,442
Operating expenses:
Costs of production	667,462	189,047	1,995	(2,672)	855,832
Selling, general and administrative	104,300	11,072	288		115,660
Restructuring charges	13,477	2,974			16,451
Depreciation and amortization of intangibles	36,996	12,004	19		49,019
	822,235	215,097	2,302	(2,672)	1,036,962
Operating income	17,180	40,621	679		58,480
Other expenses (income):
Interest expense, net	96,685	9	(1)		96,693
Other, net	5,707				5,707
	102,392	9	(1)		102,400
Equity in net loss of subsidiaries	(106,189)	(106,378)		212,567
(Loss) income before income taxes	(191,401)	(65,766)	680	212,567	(43,920)
Income tax (benefit) expense	(7,894)	34	195		(7,665)
(Loss) income from continuing operations	(183,507)	(65,800)	485	212,567	(36,255)
Loss from discontinued operations			(147,252)		(147,252)
Net (loss) income	$ (183,507)	$ (65,800)	$ (146,767)	$ 212,567	$ (183,507)

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2004
In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Net sales	$831,525	$261,289	$3,521	$(5,347)	$1,090,988
Operating expenses:
Costs of production	654,576	191,560	2,273	(5,347)	843,062
Selling, general and administrative	110,275	11,282	331		121,888
Restructuring charges	625	598			1,223
Depreciation and amortization of intangibles	37,011	13,847	141		50,999
	802,487	217,287	2,745	(5,347)	1,017,172
Operating income	29,038	44,002	776		73,816
Other expenses (income):
Interest expense, net	98,464	4			98,468
Other, net	2,895	17	42,937		45,849
	101,359	21	42,937		144,317
Equity in net loss of subsidiaries	(2,389)	(29,958)		32,347
(Loss) income before income taxes	(74,710)	14,023	(42,161)	32,347	(70,501)
Income tax (benefit) expense	(66,134)	(8)	272		(65,870)
(Loss) income from continuing operations	(8,576)	14,031	(42,433)	32,347	(4,631)
Loss from discontinued operations			(3,945)		(3,945)
Net (loss) income	$(8,576)	$14,031	$(46,378)	$32,347	$(8,576)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2005
In thousands

		Guarantor	Non- Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Cash Flows from Operating Activities	$(40,202)	$43,118	$(708)		$2,208
Cash Flows from Investing Activities:
Capital expenditures	(20,116)	(1,640)			(21,756)
Software development costs capitalized	(1,468)				(1,468)
Proceeds from sale of property, plant and equipment and divested assets	766	227			993
Investments in unconsolidated subsidiaries	(103,482)	107,930		$(4,448)	—
Acquisition of business, net of cash	(3,386)				(3,386)
Investing activities of discontinued operations			(1,517)		(1,517)
Net cash (used in) provided by investing activities	(127,686)	106,517	(1,517)	(4,448)	(27,134)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	38,346				38,346
Repayments of long-term debt	(6)				(6)
Deferred financing costs	(116)				(116)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(14,592)	(428)	963		(14,057)
Capital contributions from (to) parent	116,766	(121,214)		4,448	—
Other financing activities	27,289	(27,598)	(1,991)		(2,300)
Financing activities of discontinued operations			9,222		9,222
Net cash provided by (used in) financing activities	167,687	(149,240)	8,194	4,448	31,089
Effect of exchange rate changes on cash			(5,159)		(5,159)
Net (decrease) increase in cash and cash equivalents	(201)	395	810	—	1,004
Cash and cash equivalents at beginning of year	297	33	2,308		2,638
Cash and cash equivalents at end of year	$96	$428	$3,118	$—	$3,642

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2004
In thousands

		Guarantor	Non- Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Cash Flows from Operating Activities	$39,006	$(24,779)	$(2,322)		$11,905
Cash Flows from Investing Activities:
Capital expenditures	(26,732)	(5,905)			(32,637)
Software development costs capitalized	(1,458)				(1,458)
Proceeds from sale of property, plant and equipment and divested assets	739	45			784
Investments in unconsolidated subsidiaries	(103,482)	45,924		$57,558	—
Proceeds from termination of leasehold interest			31,122		31,122
Investing activities of discontinued operations			(3,751)		(3,751)
Net cash (used in) provided by investing activities	(130,933)	40,064	27,371	57,558	(5,940)
Cash Flows from Financing Activities:
Net repayments under revolving credit facilities	(7,951)				(7,951)
Repayments of long-term debt	(56)	(2)	(16)		(74)
Deferred financing costs	(13)				(13)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(11,634)	1,779			(9,855)
Capital contributions from (to) parent	70,820	(13,262)		(57,558)	—
Other financing activities	40,372	(2,989)	(37,345)		38
Financing activities of discontinued operations			12,955		12,955
Net cash provided by (used in) financing activities	91,538	(14,474)	(24,406)	(57,558)	(4,900)
Effect of exchange rate changes on cash			195		195
Net (decrease) increase in cash and cash equivalents	(389)	811	838	—	1,260
Cash and cash equivalents at beginning of year	389	108	1,586		2,083
Cash and cash equivalents at end of year	$—	$919	$2,424	$—	$3,343

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

We operate through two business segments based on the way management views and manages the Company, which is based on our geographic presence in the advertising and marketing services industry. These business segments are Vertis North America and Vertis Europe. Vertis North America provides the full array of advertising, media and marketing solutions to clients, primarily in the United States. Vertis Europe provides both production and direct mail services to clients overseas, principally in the United Kingdom. At September 30, 2005, our entire European segment was classified as a discontinued operation. See “Discontinued Operations” section below for further discussion.

We use independent third-party source materials to track statistics pertaining to advertising growth. Based on these publications, advertising growth in 2004 increased by approximately 7% domestically and 6% worldwide, which represents a shift back to the historical growth rates experienced prior to 2001. Estimates for US advertising growth in 2005 range from 3.4% to 5.7%, including direct mail, which is estimated to grow at about 7.5%.

Pricing in North America, which includes product, customer and equipment mix, increased in the third quarter and through the nine months ended September 30, 2005 as compared to the comparable 2004 periods. Although it is difficult to quantify, we believe product, customer and equipment mix are the major drivers in the improvement in pricing. Mix includes changes in product types, including changes to more or less complex products such as changes in the degree of personalization of direct mail pieces and changes in overall product configuration. In addition, the type of equipment required to produce retail inserts and direct mail products impacts our overall pricing. At the same time, industry overcapacity has created downward pressure on pricing. Although our customers routinely change their product types and volumes to meet their marketing objectives, management expects the aforementioned industry dynamics to continue through the balance of 2005.

Volume for advertising inserts has trended below 2004 levels through the first nine months of 2005. This decline includes program declines from two customers who have filed for bankruptcy and other declines which in the aggregate have been only partially mitigated by increases from new and existing customers. Our direct mail product line experienced a modest increase in volume in the third quarter which has partially offset a decline in direct mail volume through the first six months of 2005. The increased volume in direct mail reflects strong growth for targeted direct mail products.

Cost reductions have been accomplished through streamlining of activities across the Company, combining operations, closing unprofitable locations, staff reductions and asset write-offs, which have resulted in restructuring costs as discussed in the “Restructuring” section below. Our 2005 restructuring program has resulted in a $13.0 million decrease in costs in the first nine months of 2005, which has mitigated the impact of increases from the prior year in staffing related costs aggregating $9.5 million as well as a $3.8 million volume adjusted increase in energy costs.

On December 22, 2004, the Company entered into a $200 million, four-year revolving credit agreement (the “Credit Facility”). The Credit Facility replaced the $250 million revolving credit facility that was to expire in December 2005 (the “Prior Credit Facility”). The Prior Credit Facility was repaid in full and terminated concurrent with the closing of the Credit Facility.

Liquidity continues to be a primary focus for the Company. At September 30, 2005 the Company had approximately $86.3 million available to borrow under the Credit Facility, its primary source of funds. By terminating the Prior Credit Facility and entering into the Credit Facility, the Company has increased its financial flexibility by eliminating leverage and interest rate coverage covenants. Under the Credit Facility, the Company is subject to a minimum EBITDA covenant requiring the Company to maintain EBITDA, as defined by the Credit Facility, of $160 million on a trailing twelve-month basis. As of September 30, 2005, the Company was in compliance with all of its covenants, financial or otherwise. While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum EBITDA required under the covenant. Based upon the latest projections for the balance of 2005, we believe we will be in compliance in the current year.

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

Capital expenditures in the first nine months of 2005 decreased 32% from the spending for the same period in 2004, primarily due to changes in capital spending requirements. We anticipate a modest decrease in capital spending in the current year as compared to 2004.

A large portion of the Company’s revenue is generally seasonal in nature. However, our efforts to expand our other product lines, as well as expand the market for our advertising inserts to year-round customers, have reduced the overall seasonality of our revenues. Of our full year 2004 net sales, 23.5% were generated in the first quarter, 23.8% in the second, 25.2% in the third and 27.5% in the fourth. Profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at higher capacity utilization during the fourth quarter holiday production season. On the other hand, lower volume negatively impacts margins since we are not able to fully leverage fixed depreciation and interest and other fixed costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first.

Discontinued Operations

During the quarter ended September 30, 2005, the Company determined to account for the operations of its European segment as a discontinued operation. The Company decided to sell the two divisions in this segment primarily because it has incurred operating losses in the past two years and it was not deemed a fit within the Company’s overall strategy. The direct mail division of this segment was sold on October 3, 2005. The Company expects to divest of the premedia division within the next twelve months.

The pre-tax loss for Vertis Europe was $26.8 million and $147.3 million in the three and nine months ended September 30, 2005. The 2004 pre-tax loss for Vertis Europe, was $2.1 million and $3.9 million in the three and nine months ended September 30, respectively. Included in the three and nine-month 2005 amounts, is a loss of $23.8 million to write down the carrying amounts of the long-lived assets of the discontinued operations to their estimated fair values, less cost to sell. In addition, the nine-month loss from discontinued operations includes impairment charges of $112.4 million incurred in the first half of 2005 to write off the Vertis Europe goodwill as well as a portion of the Europe direct mail division’s long-lived assets due to the conclusion of a direct mail contract. Interest was not allocated to discontinued operations as the European business will be divested on a debt-free basis. Prior year financial statements have been restated to present the operations of Vertis Europe as a discontinued operation.

Restructuring

In the third quarter of 2005 the Company continued the restructuring program begun in the first quarter (the “2005 Program”) aimed at regionalizing and streamlining operations to capitalize on operating efficiencies and improve productivity and consistency, and reducing the Company’s overall cost base. The execution of this phase of the 2005 Program is substantially complete as of September 30, 2005 and should be final by the end of 2005. The 2005 Program includes reductions in work force of approximately 490 employees; the closure of six premedia facilities, one advertising inserts warehouse, and two regional offices in North America, some of which are associated with the consolidation of operations; and the transfer of certain positions. The Company estimates the costs associated with actions taken to date under the 2005 Program to be $19.3 million (net of estimated sublease income of $1.3 million), $19.2 million of which were recorded in the first nine months of 2005. Included in the 2005 Program, are restructuring costs of $3.5 million related to reductions in workforce of approximately 130 employees in the Company’s Vertis Europe segment. These costs are included in the loss from discontinued operations on the Company’s condensed consolidated statement of operations.

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

The Company expects to pay approximately $8.6 million of the accrued restructuring costs during the next year, and the remainder, approximately $3.5 million, by 2011. The portion of this accrual attributable to facility closing costs is recorded net of anticipated sublease income. Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates

Factors Affecting Comparability

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

You should consider all of these factors in reviewing the discussion of our operating results.

Results Of Operations

The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows:

					Percentage of Sales		Percentage of Sales
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net sales	$378,154	$379,200	$1,095,442	$1,090,988	100.0%	100.0%	100.0%	100.0%
Costs of production	292,802	292,458	855,832	843,062	77.4%	77.1%	78.1%	77.3%
Selling, general and administrative	38,635	41,992	115,660	121,888	10.2%	11.1%	10.6%	11.2%
Restructuring charges	1,743		16,451	1,223	0.5%		1.5%	0.1%
Depreciation and amortization of intangibles	16,599	17,256	49,019	50,999	4.4%	4.6%	4.5%	4.7%
Total operating costs	349,779	351,706	1,036,962	1,017,172	92.5%	92.7%	94.7%	93.2%
Operating income	$28,375	$27,494	$58,480	$73,816	7.5%	7.3%	5.3%	6.8%
Other data:
Cash flows provided by operating activities	$9,682	$13,652	$2,208	$11,905
Cash flows (used in) provided by investing activities	(7,825)	19,750	(27,134)	(5,940)
Cash flows provided by (used in) financing activities	(269)	(39,664)	31,089	(4,900)
EBITDA	43,133	226	101,792	78,966	11.4%	0.0%	9.3%	7.2%

EBITDA represents income (loss) from continuing operations, plus

•       interest expense (net of interest income)

•       income tax expense (benefit), and

•       depreciation and amortization of intangibles.

We present EBITDA here to provide additional information regarding our performance and because it is the measure by which we gauge the profitability and assess the performance of our segments. EBITDA is not a measure of financial performance in accordance with GAAP. You should not consider it an alternative to net income as a measure of operating performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, income (loss) from continuing operations, is provided as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Income (loss) from continuing operations	$2,265	$16,433	$(36,255)	$(4,631)
Interest expense, net	32,457	32,993	96,693	98,468
Income tax (benefit) expense	(8,188)	(66,456)	(7,665)	(65,870)
Depreciation and amortization of intangibles	16,599	17,256	49,019	50,999
EBITDA	$43,133	$226	$101,792	$78,966

Results of Operations—Three and nine months ended September 30, 2005 compared to three and nine months ended September 30, 2004

Net Sales

For the three-month period ended September 30, 2005 our consolidated net sales from continuing operations decreased $1.0 million to $378.2 million, as compared to $379.2 million in 2004. For the nine months ended September 30, 2005, our net sales were $1,095.4 million, a $4.4 million, or 0.4% increase versus net sales of $1,091.0 million for the comparable 2004 period.

The primary changes in North America net sales are as follows:

•       The pass-through cost of paper increased by $5.5 million in the third quarter and $23.9 million in the nine months ended September 30, 2005.

•       Volume declined $18.7 million in the third quarter, primarily for our advertising insert products and services in which we experienced $19.2 million of the decline, offset by a $0.5 million increase in direct mail volume. In the first nine months, volume declined by $38.8 million, with inserts accounting for $37.1 million of the decline and direct mail accounting for the remaining $1.7 million of the decline.

•       Pricing increased by $13.0 million in the third quarter and $18.5 million in the nine months ended September 30. Pricing for our direct mail products increased $8.0 million in the third quarter and pricing for our advertising insert products and services increased $5.0 million in the third quarter. For the nine months ended September 30, the increase in pricing was primarily attributable to our direct mail products and services, which accounted for $11.4 million, with the remaining $7.1 million increase attributable to the pricing for our advertising insert products and services. Although it is difficult to quantify, we believe product, customer and equipment mix are the major drivers of the improvement in pricing.

•       Revenue from our premedia products was essentially unchanged as compared to the third quarter of 2004 and declined by $2.9 million in the nine months ended September 30, 2005 as compared to 2004. However, excluding sales for premedia locations that have been exited due to restructuring activities, premedia revenue would have increased $1.6 million and $4.4 million in the third quarter and nine months ended September 30, 2005, respectively.

•       Media planning revenue was essentially unchanged as compared to the third quarter of 2004 and    increased by $3.4 million in the nine months ended September 30, 2005.

Vertis Europe net sales are included in the loss from discontinued operations on the condensed consolidated statement of operations in the accompanying financial statements. Net sales for Vertis Europe were $23.8 million and $86.2 million in the three and nine months ended September 30, 2005. Net sales for Vertis Europe, were $32.4 million and $105.3 million in the three and nine months ended September 30, 2004, respectively.

Operating Expenses (Income)

Our consolidated costs of production remained relatively stable when comparing the third quarter of 2005 to 2004. Costs of production for the nine months ended September 30, 2005 as compared to 2004 increased $12.8 million, or 1.5%, primarily attributable to a $23.9 million increase in the cost of paper. Additional cost increases include $2.0 million in utilities costs and $5.8 million in freight costs. Offsetting these cost increases are decreases in the cost of ink consumed, contract services related to the production process and direct labor amounting to $5.9 million, $8.2 million and $3.7 million, respectively. These changes exclude the impact of volume changes on the Company’s costs of production.

Selling, general and administrative expenses decreased $3.4 million, or 8.0%, for the three months ended September 30, 2005. For the nine months ended September 30, 2005, selling, general and administrative expenses decreased $6.2 million, or 5.1%, from the comparable 2004 period. The third quarter and nine-month changes reflect lower staffing partially offset in the nine-month period by a $2.0 million write-off of amounts owed to the Company by a bankrupt customer.

Restructuring charges

Restructuring charges for the three months ended September 30, 2005 totaled $1.7 million. The Company did not incur any restructuring charges in the third quarter of 2004. Charges for the nine months ended September 30, 2005 were $16.5 million as compared to $1.2 million in the comparable 2004 period.

In the nine months ended September 30, 2005, under the 2005 Program, Vertis North America recorded $12.1 million in severance and related costs associated with the elimination of approximately 360 positions and $2.5 million in facility closure costs associated with the closure of nine facilities offset by $0.1 million in gains from the sale of assets associated with the closure of one of the premedia facilities. Under the Company’s General Corporate segment, $1.2 million in severance and related costs were recorded under the 2005 Program due to a staffing reduction of two employees at the Company’s corporate office. Additionally, $0.7 million in costs were recorded in the first quarter of 2005 under the General Corporate segment related to the amendment of an executive level employment agreement announced in 2004, as discussed below.

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

Other Expenses (Income)

Other, net expense decreased by $42.7 million in the third quarter and $40.1 million in the nine months ended September 30, 2005 as compared to 2004. These decreases are primarily the result of a $44.0 million loss incurred in the third quarter of 2004 associated with the termination of the Company’s leasehold interest in properties in two lease-leaseback transactions entered into in 1998. For a more detailed discussion of the components of Other, net, see Note 13 to our condensed consolidated financial statements included in this document.

Income (Loss) from Continuing Operations

Income from continuing operations for the three months ended September 30, 2005 was $2.3 million, a decrease of $14.1 million compared to $16.4 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, the net loss from continuing operations was $36.3 million, an increase in net loss of $31.7 million compared to $4.6 million for the comparable 2004 period. Included in the 2005 three and nine-month net income (loss) is an $8.1 million income tax benefit related to an agreement with the Internal Revenue Service to settle a tax liability relating to five leasehold interests in real estate properties that the Company entered into in 1998 (see “Other Factors” section below). Included in the 2004 three and nine-month net income (loss) is the $44.0 million loss from the termination of our leasehold interest in these real properties offset by a $66.7 million tax benefit related to the loss. Excluding these items, net loss for the third quarter decreased $0.5 million or 7.9% from 2004 and the net loss for the nine months ended September increased $17.1 million or 62.6% from 2004. These variances reflect the aforementioned changes in net sales and costs. See also “Segment Performance” below.

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

At Vertis North America, EBITDA increased $1.2 million or 2.5% in the third quarter of 2005 versus 2004. EBITDA decreased $13.9 million, or 10.7%, in the nine months ended September 30, 2005 as compared to the first nine months of 2004. The primary changes in EBITDA 2005 to 2004 are as follows:

•       Lower volume of $9.2 million in the third quarter, of which $9.5 million was related to advertising insert products and services, offset by $0.3 million increase in direct mail volume. Volume declined $19.6 million in the first nine months of 2005, with our advertising insert products and services accounting for $18.4 million of the decrease and direct mail accounting for the remainder.

•       Pricing increased $10.9 million in the third quarter, with advertising inserts products and direct mail products each accounting for half of the increase. In the nine months ended September 30, 2005, pricing increased $19.6 million, $11.8 million related to advertising insert products and $7.8 million related to direct mail products. Although it is difficult to quantify, we believe that product, customer and equipment mix are the major drivers of the improvement in pricing.

•       Premedia and media planning EBITDA was essentially unchanged when comparing the third quarter results. Premedia growth in the first nine months of 2005 was $2.8 million and media planning growth was $1.7 million.

•       Increased restructuring costs of $1.7 million in the third quarter and $15.2 million in the first nine months of 2005, as well as increased costs of production offset by decreased selling, general and administrative costs in the nine-month period, as discussed above.

Vertis Europe EBITDA is included in the loss from discontinued operations on the condensed consolidated statement of operations in the accompanying financial statements. The EBITDA loss for Vertis Europe was $26.8 million and $147.3 million in the three and nine months ended September 30, 2005. The 2004 EBITDA loss for Vertis Europe, was $2.1 million and $3.9 million in the three and nine months ended September 30, respectively.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

We believe that the facilities in place, as well as our cash flows, will be sufficient to meet operational needs (including capital expenditures and restructuring costs) for the next twelve months and beyond. At September 30, 2005, we had approximately $86.3 million available to borrow under our revolving credit facility (the “Credit Facility”). The maximum availability under the Credit Facility is $200 million, limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 5 to the condensed consolidated financial statements); and 45% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined in Note 9 to the condensed consolidated financial statements, is in excess of $180 million on a quarterly trailing twelve-month basis. The agent is not required to obtain written consent when Compliance EBITDA on a quarterly trailing twelve-month basis is less than $180 million. At September 30, 2005, the Company’s borrowing base was calculated to be $199.2 million and the Company’s Compliance EBITDA was $177.0 million. No action has been taken by the agent as of September 30, 2005 in regards to the alteration of existing reserve requirements.

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

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of September 30, 2005 and the periods in which payments are due:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(In thousands)
Long-term debt	$1,071,367			$1,071,367	$
Interest payments(1)	464,407	$111,809	$223,619	128,979
Operating leases	99,675	27,691	33,571	15,656	22,757
Total contractual cash obligations	$1,635,449	$139,500	$257,190	$1,216,002	$22,757

(1)          Interest payments relate only to the interest on the Company’s debt for which the interest rate is fixed. The amount excludes interest owed under the Company’s revolving credit facility, for which the interest rate fluctuates. For further discussion, see Note 9 to the condensed consolidated financial statements included in this report. The balance of the revolving credit facility at September 30, 2005 was $93.2 million and the weighted-average interest rate was 6.8%.

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

Debt Financing

The Credit Facility, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary covenants including restrictions on capital expenditures, dividends, and investments. In particular, these debt instruments all contain high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of our capital stock. Substantially all of the our assets are pledged as collateral for the outstanding debt under the Credit Facility and, on a second lien basis, the 9 3/4% notes. All of our debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility includes a minimum EBITDA covenant requiring us to maintain Compliance EBITDA of $160 million on a trailing twelve-month basis. At September 30, 2005, our trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $177.0 million. If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility. At September 30, 2005, we were in compliance with our debt covenants.

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

Off-Balance Sheet Arrangements

In December 2002, we entered into a three-year agreement (the “A/R Facility”), terminating in November 2005, to sell substantially all trade accounts receivables generated by subsidiaries in the U.S. through the issuance of $130.0 million variable rate trade receivable backed notes. The Company has received a commitment letter for a new facility to replace the A/R Facility and expects to have this completed prior to November 30, 2005.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. Under the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $2.3 million and $2.4 million in the nine months ended September 30, 2005 and 2004, respectively. These proceeds are fully offset by servicing costs.

At September 30, 2005 and December 31, 2004, accounts receivable of $129.0 million and $130.0 million, respectively, had been sold under the facility and, as such, are reflected as reductions of accounts receivable. At September 30, 2005 and December 31, 2004, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $42.5 million and $58.0 million, respectively, which is included in Accounts receivable, net on the balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,161.8 million and $1,108.1 million in the first nine months of 2005 and 2004, respectively.

Fees for the program under the facility vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 90 basis points. The loss on sale, which approximated fees, totaled $3.5 million for the first nine months of 2005 and $2.0 million for the first nine months of 2004, and is included in Other, net.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

Our current liabilities exceeded current assets by $53.4 million at September 30, 2005 and by $72.7 million at December 31, 2004. This represents an increase in working capital of $19.3 million for the nine months ended September 30, 2005. The ratio of current assets to current liabilities as of September 30, 2005 was 0.82 to 1 compared to 0.78 to 1 as of December 31, 2004.

The increase in working capital was due primarily to fluctuations in operating assets and liabilities, mainly accounts receivable and accounts payable.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $9.7 million in the first nine months of 2005 as compared to 2004. Netted against the decrease in cash provided by continuing operations of $13.1 million is an increase of $3.4 million from discontinued operations. Adjusted for the change in outstanding checks drawn on controlled disbursement accounts, which are classified as a financing activity, net cash used in operating activities decreased by $13.9 million in 2005. This decrease is primarily the result of the timing of payments and collection of receivables.

Cash Flows from Investing Activities

Net cash used in investing activities in the first nine months of 2005 increased by $21.2 million from the 2004 level, primarily due to the cash proceeds received from the termination of our leasehold interest in real estate properties of $31.1 million in the nine months ended September 30, 2004, the $3.4 million of cash spending in 2005 related to the acquisition of Elite offset by a decrease in capital spending of $10.9 million related to the timing of capital expenditures. Included in the change in cash used in investing activities is a decrease of $2.2 million associated with our discontinued operations.

Cash Flows from Financing Activities

Net cash provided by financing activities increased by $36.0 million in the first nine months of 2005. The amount of cash provided by financing activities reflects the relative levels of cash provided by operating activities and capital expenditures in the respective nine months ended September 30. Netted against the increase in cash provided by continuing operations of $39.7 million is a decrease of $3.7 million from discontinued operations.

Other Factors

On August 30, 2005, the Company reached an agreement with the Internal Revenue Service (“IRS”) resolving disputes over the tax deductibility of net losses relating to five leasehold interests in real estate properties that the company entered into in 1998. As discussed in Note 13 to our condensed consolidated financial statements included in this document, the Company terminated its leasehold interest in these properties in the third quarter of 2004. The agreement is subject to Congressional Joint Committee approval. As a result of the agreement with the IRS, the Company reduced its tax reserves related to the IRS examination from $10.3 million to $2.2 million, thus recording a benefit to tax expense in the third quarter of 2005. The remaining amount owed to the IRS and state tax authorities is classified in the accompanying Condensed Consolidated Balance Sheet as Accrued Income Taxes.

The Company had approximately $159.7 million of net operating losses available to carryforward as of December 31, 2004. These carryforwards expire beginning in 2007 through 2025. The Company maintains a valuation allowance against its deferred tax assets, and intends to maintain this allowance until sufficient positive evidence exists to support its reversal. The valuation allowance reserves the net operating losses and tax credit carryforwards that may not be offset by reversing taxable temporary differences. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. No additional tax benefit was recorded in the first nine months of 2005 or 2004.

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

Quantitative Information

At September 30, 2005, 18.4% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable).

If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended September 30, 2005 by approximately $1.2 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at September 30, 2005 and does not provide for changes in borrowings that may occur in the future.

Item 4.                        CONTROLS AND PROCEDURES

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2005. No significant changes were made in our internal controls over financial reporting during the quarter ended September 30, 2005 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6.                        EXHIBITS

Exhibit 31.1	Certification of Donald E. Roland, Chief Executive Officer, dated November 9, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated November 9, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of the Donald E. Roland, Chief Executive Officer, dated November 9, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated November 9, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.
/s/ DONALD E. ROLAND
Donald E. Roland
Chief Executive Officer
/s/ DEAN D. DURBIN
Dean D. Durbin
President and Chief Operating Officer
/s/ STEPHEN E. TREMBLAY
Stephen E. Tremblay
Chief Financial Officer
Date: November 9, 2005

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Donald E. Roland, Chief Executive Officer, dated November 9, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated November 9, 2005, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Donald E. Roland, Chief Executive Officer, November 9, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated November 9, 2005, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.