Form 10-K
period 2005-12-31
VERTIS INC
filed 2006-03-27
CIK 1178717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 333-97721

VERTIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3768322
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)
250 West Pratt Street, Baltimore, MD	21201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (410) 528-9800

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant of Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerate filer ☐	Accelerate filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of shares outstanding of Registrant’s common stock as of March 27, 2006 was 1,000 shares.

Documents Incorporated By Reference:   None

VERTIS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

CAUTIONARY STATEMENTS

We have included in this Annual Report on Form 10-K, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You may find discussions containing such forward-looking statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as within this Annual Report generally. In addition, when used in this Annual Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “projects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under “Certain Factors That May Affect Our Business,” as well as:

•       general economic and business conditions;

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

•       changes in interest rates; and

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

PART I

ITEM 1                   BUSINESS

Overview

Vertis, Inc. is a leading provider of targeted advertising, media, and marketing solutions that drive consumers to marketers more effectively. Our comprehensive products and services range from consumer research, audience targeting, creative services, and workflow management to targeted advertising inserts, direct mail, interactive marketing, packaging solutions, and digital one-to-one marketing and fulfillment. We deliver a comprehensive range of solutions that simplify, improve, and maximize the effectiveness of multiple phases of our customers’ marketing campaigns, from inception of an advertising concept, through design, production, targeted distribution, and ultimately the measurement of advertising effectiveness. We believe that our ability to produce cost-effective and measurable results in a relatively short time-frame is critically important to our clients. Our clients include more than 3,000 grocery stores, drug stores and other retail chains, general merchandise producers and manufacturers, financial and insurance service providers, newspapers, and advertising agencies.

We offer an extensive list of solutions across a broad spectrum of media designed to enable our clients to reach target customers with the most effective message. Customers may employ these services individually or on a combined basis to create an integrated end-to-end targeted marketing solution. We believe that the breadth of our client base limits our reliance on any individual customer. Our top ten customers in 2005 accounted for 33.7% of our net sales, and no customer accounted for more than 7.9% of our net sales. We have excellent relationships with our customers as evidenced by the average length of our relationships with our ten largest customers, which is over 16 years.

Vertis, Inc. is a Delaware Corporation incorporated in 1993. In 2005, Vertis had approximately $1.5 billion of net sales and 6,300 employees in North America. Our principal executive offices are located at 250 West Pratt Street, Baltimore, Maryland 21201. Our Internet address is www.vertisinc.com. Although we are not subject to the information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we file annual, quarterly and special reports and other information with the Securities and Exchange Commission, or SEC, pursuant to certain contractual obligations. Our filings are available to the public at the SEC’s website at www.sec.gov and also at our website, under “investor relations”, at the specified address shown above. You may read and copy any documents we file with the SEC at its public reference facility in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities.

In this Annual Report, when we use the terms “Vertis,” “we,” “our,” and the “Company,” we mean Vertis, Inc., and its consolidated subsidiaries. The words “Vertis Holdings” refer to Vertis Holdings, Inc., the parent company of Vertis and its sole stockholder.

Business Segments

Following the sale of our Vertis Europe segment in the fourth quarter of 2005, as well as other management changes, we reviewed our business segmentation. Effective with this Annual Report, we changed our reportable segmentation to two business segments from the geographic segmentation used in prior periods.

We operate through two reportable business segments based on the way management views and manages the Company. These business segments are Advertising Inserts and Direct Mail.  Advertising Inserts provides a full product line of printed targeted advertising products inserted into newspapers. Direct Mail provides personalized direct mail products and various targeted direct marketing services. In addition, we also provide premedia and related services as well as media planning and placement services.

These services will be referred to as “Corporate and Other” for discussion within this Annual Report. Also, included in Corporate and Other are corporate costs incurred by the Company.

Financial and other information relating to our business segments for each of 2005, 2004 and 2003 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 21, “Segment Information”, to our consolidated financial statements included in this Annual Report.

Advertising Inserts

General.   Advertising Inserts provides the full array of targeted advertising insert products and services. Our products and services include:

•                    Targetable advertising insert programs for retailers and manufacturers

•                    Newspaper products (TV magazines, Sunday magazines, color comics and special supplements)

•                    Consumer research

•                    Creative services including page layout and design

We are a leading provider of advertising inserts and the largest single producer of newspaper TV listing guides and Sunday comics in the United States. In 2005, we produced more than 33 billion advertising inserts. Advertising inserts are typically produced in color on better quality paper than the reproductions that appear in run-of-press newspaper advertisements. In addition, advertising inserts allow marketers to vary layout, artwork, design, trim size, paper type, color and format. Versions may be targeted by newspaper zones and by specific customer demographics.

We provide 73 of the top 100 Sunday newspapers in the United States with circulation-building newspaper products and services through production of comics, TV listing guides, Sunday supplements and special sections. In 2005, we produced approximately 1.5 billion Sunday comics, and approximately 750 million TV listing guides.

Sales and Customers.   Advertising Inserts employs approximately 50 sales representatives devoted to this segment’s specific products and services.  Our customers include grocery stores, drug stores, other retailers, newspapers, and consumer goods manufacturers. Our advertising insert products are distributed in national newspapers and, depending on their target audience, through various forms of mail distribution and in store circulation. Advertising Insert’s ten largest customers accounted for approximately 47.9% of the segment’s 2005 net sales. We have established and maintained long-standing customer relationships with our major customers.

Direct Mail

General.   Direct Mail provides the full array of targeted direct marketing products and services. Our products and services include:

•                    Highly customized one-to-one marketing programs

•                    Automated digital fulfillment services

•                    Direct mail production with varying levels of personalization

•                    Data design, collection and management to identify target audiences

•                    Mailing management services

•                    Effectiveness measurement

•                    Response management, warehousing and fulfillment services

We are one of the largest providers of highly customized direct mail, one-to-one marketing programs, mailing management services, automated digital fulfillment and specialty advertising products in the United States. We derive the majority of our revenues from the design, production, and execution of personalized advertising mailings rather than traditional, broadbase direct mailings. Personalized direct mail enables consumer goods and other marketers to communicate with their customers on an individual-by-individual basis, an approach that provides higher response rates than broad, non-personalized mailings.

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

Sales and Customers.   Direct Mail employs approximately 40 sales representatives devoted to this segment’s specific products and services.   Our customers include consumer goods manufacturers, financial institutions, Internet advertisers, not-for-profit organizations, retailers and government agencies.  While a majority of our net sales are made directly to clients, we also sell our products and services through agencies and brokers. Direct Mail’s ten largest customers accounted for approximately 37.4% of the segment’s 2005 net sales. We have established and maintained long-standing customer relationships with our major customers.

Corporate and Other

General.   Corporate and Other consists of a broad range of premedia, media and other technologies to assist clients with their advertising campaigns, including:

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

•                    In-store displays, billboards and building wraps

•                    Consulting services

•                    Newspaper advertising development

•                    Media planning and placement and software solutions

We are a leading provider of digital media production and content management solutions to retailers, consumer and commercial products companies and advertising agencies. Our services and technologies enable clients to more efficiently create, produce and manage traditional print and advertising content. More importantly, these services and technologies also enable clients to benefit from the influences of emerging digital advertising media such as CD-ROM and the Internet. Our integrated offering enables advertisers to maintain consistency of appearance of their products and brand names throughout various media forms. Additionally, included in the Corporate and Other is our Media Planning division designed to support our targeted capabilities and marketing efforts. Corporate and Other has approximately 50 sales representatives devoted to this segment’s specific products and services. Additionally, Corporate and Other includes corporate costs incurred by the Company.

Raw Materials

In 2005, we spent approximately $590 million on raw materials. The primary raw materials required in our operations are paper and ink. We also use other raw materials, such as film, chemicals, computer supplies and proofing materials. We believe that there are adequate sources of supply for our primary raw materials and that our relationships with our suppliers yield improved quality, pricing and overall service to our customers; however, there can be no assurance that we will not be adversely affected by a tight market for our primary raw materials.

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

We have contracts covering the purchases of ink and press supplies, (i.e. plates, blankets, solutions, etc.)  These contracts, which range from 1 to 3 years in length, include target minimum quantities and prices. All of these agreements allow for shortfalls of purchase minimums to be made up over the life of the contract. In addition, each of the agreements allows for the reduction in obligations for a decline in volume experienced by Vertis, and all have competitive pricing clauses, whereby suppliers’ prices must remain competitive in the market or the purchase minimums can be adjusted.

In January 2005, we purchased Elite Mailing and Fulfillment Services, Inc., a supplier with whom we previously had an agreement to purchase all of our requirements for mailing services (inserting, sorting, tying, bagging and applying postage to direct mail), for $3.4 million.

Competition

The principal methods of competition in our businesses are pricing, quality, flexibility, customer targeting capabilities, breadth of service, timeliness of delivery, customer service and other value-added services. Pricing depends in large part on the price of paper, which is our major raw material (see “Raw Materials” above). Pricing is also influenced by product type, shipping costs, operating efficiencies and the ability to control costs. We believe that the introduction of new technologies, continued excess capacity in this industry, consolidation in our customer’s markets, and softness in traditional brand advertising spending, combined with the cost pressures facing customers resulting from other factors, including the cost of paper, have resulted in margin pressures and increased competition in our core businesses.

Our major competitors in North America include R.R. Donnelley & Sons Company, Quebecor World, Inc., and American Color Graphics. In addition, we compete with other marketing services providers such as Valassis Communications, Inc., Harte-Hankes, Inc., ADVO, Inc., Acxiom Corporation, Experian, Inc., Applied Graphics Technologies, Inc., and Schawk, Inc. We also compete for advertising dollars with television, radio and other forms of electronic media.

Trade Names, Trademarks and Patents

We own certain trade names, trademarks and patents used in our business. The loss of any such trade name, other than “Vertis”, or any trademark or patent would not have a material adverse effect on our consolidated financial condition or results of operations.

Governmental Regulations

Our business is subject to a variety of federal, state and local laws, rules and regulations. Our production facilities are governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act (“OSHA”) and the regulations promulgated thereunder.

Except as described herein, we are not aware of any pending legislation that in our view is likely to affect significantly the operations of our business. We believe that our operations comply substantially with all applicable governmental rules and regulations.

Environmental Matters

Our operations are subject to a number of federal, state, local and foreign environmental laws and regulations including those regarding the discharge, emission, storage, treatment, handling and disposal of hazardous or toxic substances as well as remediation of contaminated soil and groundwater. While these laws and regulations impose significant capital and operating costs on our business and there are significant penalties for violations, these costs currently are not material.

Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances. Because of our operations, the long history of industrial operations at some of our facilities, the operations of predecessor owners or operators of certain of our businesses, and the use, production and release of hazardous substances at these sites and at surrounding sites, we may be subject to liability under these environmental laws. Various facilities of ours have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past practices.

The Comprehensive Environmental Response, Compensation & Liability Act of 1980 as amended (“CERCLA”), provides for strict, and under certain circumstances, joint and several liability, for among other things, generators of hazardous substances disposed of at contaminated sites. We have received requests for information or notifications of potential liability from the Environmental Protection Agency under CERCLA for a few off-site locations. We have not incurred any significant costs relating to these matters and we do not believe that we will incur material costs in the future in responding to conditions at these sites.

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

Employees

As of December 31, 2005, we had approximately 6,300 employees. Most of the hourly employees at our North Brunswick and Newark, New Jersey facilities (approximately 176 employees) are represented by the Paper, Allied Industrial, Chemical and Energy Workers International Union. We believe we have satisfactory employee and labor relations.

ITEM 1A           RISK FACTORS

Our highly leveraged status may impair our financial condition and we may incur additional debt.

We currently have a substantial amount of debt. As of December 31, 2005, our total consolidated debt was $1.05 billion, excluding our accounts receivable securitization facility. Our substantial debt could have important consequences for our financial condition, including:

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

The indentures governing our debt instruments, subject to specified limitations, permit us and our subsidiaries to incur additional debt. In addition, as of December 31, 2005, our senior credit facility would permit us to borrow up to an additional $111.6 million.  If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify.

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

Our indentures and other debt agreements contain, among other things, covenants that may restrict our ability to finance future operations or capital needs or to engage in other business activities. The indentures and agreements restrict, among other things, our and the subsidiary guarantors’ ability to:

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

•       effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•       create liens on our assets.

In addition, our senior credit facility requires us to maintain a minimum Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) amount, as calculated per the credit agreement. For more information about the restrictions and requirements under our senior credit facility, see Note 11 “Long-Term Debt” to our consolidated financial statements included in this Annual Report and “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The advertising and marketing services industry is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality and servicing the specialized needs of customers. Moreover, rapid changes in information technology may result in more intense competition, as existing and new entrants seek to take advantage of new products, services and technologies that could render our products, services and technologies less competitive or, in some instances, even obsolete. See  “Competition” above. Technological advances in digital transmission of data and advertising creation have resulted in the in-house production of advertising content by certain end-users which has had a negative impact on our profitability. In addition, our industry has experienced competitive pricing pressure due to industry over-capacity which affects the margin on our advertising insert and direct mail products. The competitive pricing pressures have resulted in a decline in our margins. In addition, changes in product and equipment mix can have an impact on margins.

Any future periods of economic downturn could result in continuing increased competition and possibly affect our sales and profitability. A decline in sales and profitability may decrease our cash flow, and make it more difficult for us to service our level of debt.

Demand for our services may decrease due to a decline in clients’ or an industry’s financial condition or due to an economic downturn.

We cannot assure you that the demand for our services will continue at current levels. Our clients’ demands for our services may change based on their needs and financial condition. In addition, when economic downturns affect particular clients or industry groups, demand for advertising and marketing services provided to these clients or industry groups is often adversely affected. For example, a substantial portion of our revenue is generated from customers in various sectors of the retail industry. There can be no assurance that economic conditions or the level of demand for our services will improve or that they will not deteriorate. If there is another period of economic downturn or stagnation, our results of operations may be adversely affected.

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

Capacity in the paper industry has remained relatively stable in recent years. Increases or decreases in demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades used by us. A loss of the sources of paper supply or a disruption in those sources’ business or failure by them to meet our product needs on a timely basis could cause temporary shortages in needed materials which could have a negative effect on our net sales and profitability.

Regulations and government actions on direct marketing may affect us.

Federal and state legislatures have passed a variety of laws in recent years relating to direct marketing and related areas. This and similar future legislation, as well as other government actions, could negatively affect direct marketing activities by imposing restrictions on telemarketing and on advertising in certain industries such as tobacco and sweepstakes, increasing the postal rate and tightening privacy regulations. Therefore, they might have a substantial impact on our direct mail services, which represent approximately 21% of our consolidated revenues for the twelve months ended December 31, 2005, as we and our customers adjust our behaviors in response to such legislation and government actions.

We rely on key management personnel.

Our success will depend, in part, on the efforts of our executive officers and other key employees, including Mr. Dean D. Durbin. Mr. Durbin was appointed chief executive officer of the Company in February 2006. Mr. Donald E. Roland, former CEO, remains on the Company’s board of directors as a non-executive chairman. Mr. Durbin has significant years of service in the advertising and marketing industry. We believe Mr. Durbin provides us with an in-depth understanding of the needs of our customers and is key to delivering our integrated advertising products and marketing services. In addition, the market for qualified personnel is competitive and our future success will depend upon, among other factors, our ability to attract and retain these key personnel. The loss of the services of any of our key management personnel or the failure to attract and retain employees could have a material adverse effect on our results of operations and financial condition due to disruptions in leadership and continuity of our business relationships. The Company believes that Mr. Durbin, with more than eight years of experience with Vertis and its predecessor company Treasure Chest Advertising, as well as more than 30 years of experience in the advertising and marketing industry, will provide the insight and leadership necessary to continue to successfully manage the Company as Mr. Roland’s successor.

There can be no assurance that Thomas H. Lee Partners L.P and its affiliates (“THL L.P.”), as controlling shareholder, will exercise its control in our best interests as opposed to its own best interests.

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

In addition, THL L.P. owns debt securities in Vertis and Vertis Holdings, and may choose to take actions that are in its best interests as a debt holder, rather than a shareholder.

ITEM 1B          UNRESOLVED STAFF COMMENTS

None.

ITEM 2                   PROPERTIES

Executive Offices

Our principal executive offices are located at 250 West Pratt Street, Baltimore, Maryland, and comprise approximately 56,000 square feet of leased space, pursuant to a lease agreement expiring on August 31, 2007.

Production Facilities

As of December 31, 2005, we owned 13 and leased 30 production facilities, with an aggregate area of approximately 3,400,000 square feet. The leased production facilities have lease terms expiring at various times from 2006 to 2016. We believe that our facilities are suitable and adequate for our business. We continually evaluate our facilities to ensure they are consistent with our operational needs and business strategy. A summary of production facilities is set forth in the table below:

Locations	Square Footage	Lease Term Expiration
Advertising Inserts Locations
Atlanta, GA(1)	94,700	Fee Ownership
Charlotte, NC.	105,400	April 30, 2013
City of Industry, CA	103,000	September 30, 2006
Columbus, OH	141,185	December 31, 2014
Dallas, TX	91,649	October 31, 2012
East Longmeadow, MA.	159,241	February 2, 2016
Elk Grove Village, IL.	80,665	August 31, 2007
Greenville, MI	130,000	Fee Ownership
Lenexa, KS	89,403	Fee Ownership
Manassas, VA	108,120	May 31, 2014
Niles, MI.	90,000	Fee Ownership
Pomona, CA	144,542	May 31, 2006
Portland, OR	125,250	November 30, 2007
Riverside, CA	84,000	Fee Ownership
Sacramento, CA	57,483	Fee Ownership
Salt Lake City, UT	103,600	June 14, 2009
San Antonio, TX.	67,900	Fee Ownership
San Leandro, CA	143,852	November 30, 2014
Saugerties, NY.	225,000	Fee Ownership
Tampa, FL.	72,418	December 31, 2008
Direct Mail Locations
Bristol, PA.	123,000	Fee Ownership
Chalfont, PA	320,000	Fee Ownership
Chicago, IL	38,302	July 31, 2009
Monroe Township, NJ	57,987	February 28, 2009
Newark, NJ	22,692	December 31, 2007
Newark, NJ	23,000	Fee Ownership
North Brunswick, NJ	173,232	Fee Ownership
Rochester, NY	80,000	Fee Ownership
Other Locations
Atlanta, GA.	15,588	February 28, 2006
Atlanta, GA.	10,607	March 31, 2008
Chicago, IL	52,024	May 31, 2011
Clifton Park, NY	10,680	May 31, 2010
Harrison, NJ	21,957	May 31, 2010
Irvine, CA	28,000	September 30, 2006

Irving, TX	91,649	October 31, 2012
Long Island City, NY	11,500	August 31, 2006
New York, NY	6,500	July 31, 2006
New York, NY	9,000	September 30, 2010
North Haven, CT	31,600	December 27, 2007
Richmond, VA.	4,600	March 30, 2009
San Antonio, TX.	7,927	April 30, 2011
St. Louis, MO	10,500	September 18, 2006
St. Louis, MO	30,300	December 31, 2006

(1)           Comprised of two adjacent facilities.

Sales Offices and Other Facilities

We maintain a large number of facilities for use as sales offices and other administrative purposes. All but two of the sales offices and other facilities are leased, with lease terms expiring at various times from 2006 to 2008.

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

ITEM 4                   SUBMISSION OF VOTE TO SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5                   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable.

ITEM 6                   SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for Vertis and its subsidiaries as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The historical data for the three-year period ended December 31, 2005 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The historical data for the two-year period ended December 31, 2002 has been derived from our audited consolidated financial statements not included herein. We sold our subsidiaries in Europe (the “European Subsidiaries”) during the fourth quarter of 2005. The table below presents the operating results of our European Subsidiaries as discontinued operations for all applicable periods.

EBITDA is included in this Annual Report as it is the primary measure we use to evaluate our performance. EBITDA, as we used it for this purpose, represents (loss) income from continuing operations before cumulative effect of accounting change, plus:

•       Interest expense (net of interest income),

•       Income tax expense (benefit), and

•       Depreciation and amortization of intangibles.

We present EBITDA here to provide additional information regarding our performance and because it is the measure by which we gauge the profitability and assess the performance of our segments. EBITDA is not a measure of financial performance in accordance with accounting principles generally accepted in the United States of America (“GAAP”). You should not consider it an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, (loss) income from continuing operations before cumulative effect of accounting change, is set forth in Note 21 to our consolidated financial statements included elsewhere in this Annual Report.

You should read the following selected historical consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related historical consolidated financial statements and related notes included elsewhere in this Annual Report.

Year ended December 31,
2005	2004	2003	2002	2001
(in thousands)
Operating data:
Net sales	$ 1,510,288	$ 1,506,839	$ 1,448,475	$ 1,536,361	$ 1,709,686
Operating income	105,627	(1)	113,644	(2)	82,139	(3)	117,755	(4)	64,559	(5)
Interest expense, net(6)	128,821	132,809	136,557	134,374	132,816
Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change	(30,847)	(66,850)	(48,658)	(19,969)	(82,487)
Loss from continuing operations before cumulative effect of accounting change	(22,840)	(916)	(97,212)	(17,981)	(58,935)
(Loss) gain from discontinued operations, net(7)	(148,790	)(8)	(10,217)	1,287	(15,565	)(9)	4,072
Cumulative effect of accounting change, net	1,600	(10)	86,600	(9)
Net loss	(173,230)	(11,133)	(95,925)	(120,146)	(54,863)
Balance sheet data (at year end):
Working capital(11)	$ (74,064)	$ (72,738)	$ (60,857)	$ (19,911)	$ (74,221)
Net property, plant and equipment	336,665	359,617	381,414	423,520	471,909
Total assets	872,639	1,049,795	1,147,498	1,134,998	1,337,346
Long-term debt (including current portion)	1,049,059	1,024,042	1,051,917	1,092,972	1,161,948
Accumulated deficit	(926,895)	(753,661)	(742,512)	(646,579)	(526,442)
Other stockholder’s equity	401,017	405,101	400,314	396,587	378,625
Common stockholder’s (deficit) equity	(525,878)	(348,560)	(342,198)	(249,992)	(147,817)
Other data:
Capital expenditures	$ 42,200	$ 45,636	$ 40,195	$ 39,638	$ 66,390
Cash flows provided by operating activities	5,693	47,545	89,046	96,719	130,370
Cash flows used in investing activities	43,765	18,992	40,903	41,412	67,559
Cash flows provided by (used in) financing activities	39,332	(29,608)	(53,176)	(68,736)	(50,619)
EBITDA(12)	162,705	133,415	164,161	196,175	143,722
Dividends to parent	4	7,054
Ratio of earnings to fixed charges	—	(13)	—	(13)	—	(13)	—	(13)	—	(13)

(1)             Includes $17.1 million of restructuring expenses.

(2)             Includes $4.5 million of restructuring expenses.

(3)             Includes $14.6 million of restructuring expenses.

(4)             Includes $16.6 million of restructuring expenses.

(5)             Includes $41.7 million of restructuring expenses.

(6)             Interest expense, net includes interest expense, amortization of deferred financing fees, interest income and the write-off of deferred financing fees.

(7)             In the fourth quarter of 2005, we sold our Europe segment, which is accounted for a discontinued operation in all periods.

(8)             Includes $136.2 million in asset impairment charges which includes $111.2 million resulting from our write-off of the goodwill of our Europe segment and $25.0 million of Europe long-lived assets written off. Loss from discontinued operations also includes $1.6 million loss on sale of the Vertis Europe segment based on net proceeds of $2.4 million.

(9)             Effective January 1, 2002, we adopted SFAS 142. Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. Under the transitional provisions of SFAS 142, our goodwill was tested for impairment as of January 1, 2002. Each of our reporting units fair value was determined based on a valuation study using the discounted cash flow method and the guideline company method. As a result of our impairment test completed in the third quarter of 2002, we recorded an impairment loss of $86.6 million to reduce the carrying value of goodwill to its implied fair value. This amount was reflected as a cumulative effect of accounting change. Additionally, a $21.8 million impairment loss was recorded at our Vertis Europe segment and is included in the loss from discontinued operations. Impairment in both cases was due to a combination of factors including operating performance and acquisition price.

(10)       Effective December 31, 2005, we adopted FIN 47 “Accounting for Conditional Asset Retirement Obligations”. FIN 47 requires that companies recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Upon adoption of FIN 47, we estimated and accrued for the cost to retire our leasehold improvements based on the present value of these costs. As a result of the adoption, we recorded a cumulative effect of accounting change of $1.6 million for the year ended December 31, 2005.

(11)       We are a party to an agreement to sell certain trade accounts receivable of certain of our subsidiaries (see Note 7 to our consolidated financial statements for a more detailed discussion). The agreement allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. We sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary, however, we maintain an interest in the receivables and are still responsible for the servicing and collection of those accounts receivable. The amount sold under these facilities, net of retained interest, was $130.0 million at December 31, 2005 and 2004, $122.5 million at December 31, 2003, $125.9 million at December 31, 2002, and $130.0 million as of December 31, 2001. These amounts are reflected as reductions of Accounts receivable, net on our consolidated balance sheet included in this Annual Report.

(12)       A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, consolidated (loss) income from continuing operations before cumulative effect of accounting change, is provided as follows:

	2005	2004	2003	2002	2001
	(in thousands)
Consolidated loss from continuing operations before cumulative effect of accounting change	$ (22,840)	$ (916)	$ (97,212)	$ (17,981)	$ (58,935)
Interest expense, net	128,821	132,809	136,557	134,374	132,816
Income tax (benefit) expense	(8,007)	(65,934)	48,554	(1,988)	(23,552)
Depreciation and amortization of intangibles	64,731	67,456	76,262	81,770	93,393
EBITDA	$ 162,705	$ 133,415	$ 164,161	$ 196,175	$ 143,722

(13)       Earnings were inadequate to cover fixed charges by $31.0 million, $66.9 million, $48.9 million, $20.0 million and $82.9 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. See Exhibit 12.1 to this Annual Report for this computation. Net loss for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, includes $64.7 million, $67.5 million, $76.3 million, $81.8 million and $93.4 million, respectively, of non-cash depreciation and amortization expense.

ITEM 7                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides a review of the financial condition and results of operations of Vertis during the three years ended December 31, 2005. The analysis is based on the consolidated financial statements and related notes that are included elsewhere in this Annual Report, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

We operate through two reportable business segments based on the way management views and manages the Company. These business segments are Advertising Inserts and Direct Mail.  Advertising Inserts provides a full product line of printed targeted advertising products inserted into newspapers. Direct Mail provides personalized direct mail products and various targeted direct marketing services. In addition, we also provide premedia and related services as well as media planning and placement services. These services will be referred to as “Corporate and Other” for discussion with this Annual Report. Also, included in Corporate and Other are corporate costs incurred by the Company.

We use independent third-party source materials to track statistics pertaining to advertising growth. Based on these publications, advertising growth in 2004 increased by approximately 7% domestically and 6% worldwide, which represents a shift back to the historical growth rates experienced prior to 2001. The projection for 2005 US advertising growth was a 4.6% overall increase, and in 2006 projections estimate a 5.8% increase in domestic advertising spending.

Our operating performance in 2005 reflects strong growth in Direct Mail, which posted year-over-year growth in volume and pricing, including product, customer and equipment mix. Especially strong growth was realized in financial, pharmaceutical, and consumer product end-user groups. With respect to Advertising Inserts, overcapacity in this portion of the advertising industry continued to fuel competitive pricing pressures and lowered our volume, which was only partially offset by improved pricing, including product, customer and equipment mix. Although it is difficult to quantify, we believe product, customer, and equipment mix, especially in inserts, are the major drivers in the improvement in pricing. These mix changes occur routinely as customers manage their overall advertising spending. Generally, the decline in net sales in Advertising Inserts was broad-based, however, certain sectors within our retail customer base grew year-over-year, for example drug stores and general merchandisers. Although not as significant in terms of total net sales, the percentage decline from newspaper products was much greater than what we experienced in the retail space.

We expect the industry-wide overcapacity that has impacted Advertising Inserts to continue. To mitigate the negative impact of industry-wide overcapacity in this marketplace, we routinely maximize capacity utilization by allocating production to the most efficient equipment throughout the year. Additionally, in the first quarter of 2006 we closed our inserts production facility in Niles, Michigan.

Cost management continues to be a major focus of ours. Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs. These actions have resulted in the Company incurring approximately $129 million in restructuring charges since our recapitalization in 1999, of which approximately $10 million related to restructurings within our European segment. Our 2005 restructuring activities yielded year-over-year savings of approximately $20 million, which offset other operating cost increases including staffing and energy costs.

On December 22, 2004, the Company entered into a $200 million, four-year revolving credit agreement (the “Credit Facility”).  The Credit Facility replaces the $250 million revolving credit facility that was to expire in December 2005 (the “Prior Credit Facility”). The Prior Credit Facility was repaid in full and terminated concurrent with the closing of the Credit Facility.

In November 2005, we entered into a new $130 million three-year revolving trade receivables facility (the “A/R Facility”), terminating in December 2008, to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. through the issuance of $130.0 million variable rate trade receivable backed notes. The A/R Facility replaces the previous three-year agreement entered into in December 2002 (the “2002 Facility”) which was due to expire on November 30, 2005. Funds advanced pursuant to the A/R Facility were used to pay off the remaining obligations under and terminate the 2002 Facility.

Liquidity continues to be a primary focus for the Company. The Company has approximately $111.6 million available to borrow under the Credit Facility, its primary source of funds. By terminating the Prior Credit Facility and entering into the Credit Facility, the Company has increased its financial flexibility by eliminating leverage and interest rate coverage covenants. Under the Credit Facility, the Company is subject to a minimum EBITDA covenant requiring the Company to maintain EBITDA, as defined by the Credit Facility, of $160 million on a trailing twelve-month basis. As of December 31, 2005, the Company was in compliance with all of its covenants, financial or otherwise. While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum EBITDA required under the covenant. Based upon the latest projections for 2006, including results from January and February, we believe we will be in compliance in the upcoming year.

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

Capital expenditures amounted to approximately $42.2 million, $45.6 million and $40.2 million in 2005, 2004 and 2003, respectively. Capital spending has been directed toward projects that improve efficiency, maintain our infrastructure, and upgrade our equipment base. We expect the level of capital expenditures in 2006 to be relatively consistent with the 2005 level of capital expenditures.

A large portion of the Company’s revenue is generally seasonal in nature. However, our efforts to expand our other product lines as well as expand the market for our advertising inserts to year-round customers, have reduced the overall seasonality of our revenues. Of our full year 2005 net sales, excluding the adjustment made in December 2005 related to the change in our revenue recognition policy surrounding the recording of print revenue, 23.2% of net sales were generated in the first quarter, 23.9% in the second, 24.8% in the third and 28.1% in the fourth. This adjustment is excluded here to present a more representative depiction of the Company’s quarterly sales. See Note 3 to the consolidated financial statements, included elsewhere in this Annual Report, for further discussion of this accounting change. Profitability continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at higher capacity during the fourth quarter holiday production season. On the other hand, lower volume negatively impacts margins since we are not able to fully leverage fixed depreciation, amortization, interest and other costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first.

Discontinued Operations

During the third quarter of 2005, the Company determined to account for the operations of its European segment as a discontinued operation. The Company decided to sell the two divisions in this segment primarily because each has incurred operating losses in the past two years and neither was deemed a fit within the Company’s overall strategy. The direct mail division of this segment was sold on October 3, 2005 and the premedia division of this segment was sold on December 14, 2005.

The loss for Europe was $148.8 million and $10.2 million for the years ended December 31, 2005 and 2004, respectively, and is included in discontinued operations on the Company’s consolidated financial statements. Included in the 2005 loss are impairment charges of $136.2 million to write off the Europe goodwill and write-down other Europe long-lived assets, and a $1.6 million loss on sale of our Europe segment based on net proceeds of $2.4 million. Net sales for Vertis Europe, which is also included in the loss from discontinued operations for the years ended December 31, 2005 and December 31, 2004, were $100.0 million and $138.6 million, respectively. Interest was not allocated to discontinued operations as the European business was divested on a debt-free basis. Prior year financial statements have been restated to present the operations of Vertis Europe as a discontinued operation. See Note 4 to our consolidated financial statements included in this Annual Report for further discussion.

Restructuring

In 2005 the Company began a restructuring program (the “2005 Program”) aimed at regionalizing and streamlining operations to capitalize on operating efficiencies and improve productivity and consistency, and reducing the Company’s overall cost base. The 2005 Program included reductions in work force of approximately 490 employees and the closure of six premedia facilities, one advertising inserts warehouse, and two advertising inserts regional offices, some of which are associated with the consolidation of operations. The Company estimates the costs associated with actions taken under the 2005 Program to be $19.9 million (net of estimated sublease income of $1.3 million), substantially all of which were recorded in 2005. The execution of the 2005 Program is complete as of December 31, 2005. Included in the 2005 Program, are restructuring costs of $3.5 million related to reductions in workforce of approximately 130 employees in the Company’s Europe segment. These costs are included in the loss from discontinued operations on the Company’s condensed consolidated statement of operations. Cost savings achieved in 2005 as a result of the 2005 Program were $19.6 million, $18.9 million of which were staffing related with the remainder related to decreased facility costs. These savings impacted both the cost of production and the selling, general and administrative line items of the consolidated statement of operations included elsewhere in this Annual Report. Annual cost savings expected in future years as a result of the 2005 Program are estimated at $27.9 million, $26.8 million of which relate to expected staffing cost savings and $1.1 million related to facility costs savings.

Liabilities for severance costs related to future restructurings are not accrued as the amounts cannot be reasonably estimated. The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency. It is likely that the Company will incur additional restructuring costs in 2006 in an on-going effort to achieve these objectives.

In the year ended December 31, 2005, under the 2005 Program, the Advertising Inserts segment recorded $7.0 million in severance and related costs associated with the elimination of approximately 186 positions and $0.8 million in facility closure costs associated with the closure of two regional offices and one warehouse. The Direct Mail segment recorded $2.0 million in severance and related costs in 2005 associated with the elimination of approximately 33 positions.  Corporate and Other recorded $5.1 million in severance and related costs in 2005 associated with the elimination of approximately 91 positions and $1.7 million in facility closure costs associated with the closure of six premedia facilities offset by $0.1 million in gains from the sale of assets related to the closure of one of the premedia facilities. Additionally,

$0.7 million in costs were recorded in the first quarter of 2005 related to the amendment of an executive level employment agreement announced in 2004, as discussed below.

Included in the segment severance amounts above are approximately $2.5 million of aggregate severance costs allocated to the segments based on percentages established by management. These severance costs are related to the elimination of approximately 50 shared services positions for which the costs are allocated to the segments on a monthly basis.

In 2004, the Advertising Inserts segment recorded $0.2 million in severance costs. Corporate and Other recorded $0.3 million in severance costs due to headcount reductions of approximately 50 employees, and $3.5 million in facility closure costs. These costs were associated with the 2003 Program discussed below. Additionally, in 2004 the Company announced an amendment of an executive level employment agreement resulting in an estimated cost of $1.2 million. Corporate and Other recorded $0.5 million in restructuring costs in 2004 related to this amendment.

The Company began a restructuring program in the U.S. and the U.K. in the third quarter of 2003 (the “2003 Program”), the execution of which was complete as of June 2004. The 2003 Program included the closure of facilities, some of which were associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. As of December 31, 2004, costs associated with the 2003 Program were $19.2 million (net of estimated sublease income of $7.7 million) of which approximately $3.0 million are non-cash costs. The Europe portion of the 2003 Program was complete as of December 31, 2003. The North America portion of the 2003 Program was complete as of the second quarter of 2004, however an adjustment to reduce restructuring expense of $3.0 million was made in December 2004 as the amount of facility closure costs expected to be paid was recalculated based on a revised assumption of estimated sublease income.

In 2003 the Advertising Inserts segment and the Direct Mail segment recorded, under the 2003 Program, $0.7 million and $0.2 million in severance costs, due to headcount reductions of approximately 20 employees each, respectively. Also under the 2003 Program, Corporate and Other recorded $3.9 million in severance costs due to headcount reductions of approximately 160 employees, $6.9 million in facility closure costs and $3.0 million in asset write-offs related to the closure of five facilities.

In connection with our restructuring actions discussed above, we recorded $17.1 million, $4.5 million, and $14.6 million of restructuring charges in the years ended December 31, 2005, 2004 and 2003, respectively. We expect to pay $5.4 million of the accrued restructuring costs in 2006 and the remainder, approximately $3.3 million, by 2011. For more information about our restructuring charges, see Note 5 to our consolidated financial statements included in this Annual Report.

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

Also affecting the comparability of the results from year-to-year are the following items:

•       Effect of the accounting policy revisions implemented in 2005 which include the revision to our revenue recognition policy surrounding the recording of print revenue and a revision to our maintenance parts capitalization policy. These revisions resulted in a $12.7 million decrease in revenue and a $16.0 million decrease in costs of production,

•       $44.0 million loss in September 2004 from the termination of our leasehold interest in real estate properties (see further discussion in “Sources of Funds” section),

•       $10.1 million insurance recovery in 2003 from a settlement to the legal proceeding arising from a life insurance policy which covered the former chairman of Vertis Holdings, and

•       $67.4 million tax valuation allowance recorded in 2003 on deferred tax assets.

You should consider all of these factors in reviewing the discussion of our operating results.

Results of Operations

The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows.

	Year ended December 31,			Percentage of Sales
	2005	2004	2003	2005	2004	2003
	(in thousands)
Net sales	$1,510,288	$1,506,839	$1,448,475	100.0%	100.0%	100.0%
Costs of production	1,166,708	1,160,473	1,109,650	77.3%	77.1%	76.6%
Selling, general and administrative	156,103	160,765	165,775	10.3%	10.7%	11.4%
Restructuring charges	17,119	4,501	14,649	1.1%	0.2%	1.0%
Depreciation and amortization of intangibles	64,731	67,456	76,262	4.3%	4.5%	5.3%
Total operating costs	1,404,661	1,393,195	1,366,336	93.0%	92.5%	94.3%
Operating income	$105,627	$113,644	$82,139	7.0%	7.5%	5.7%
Other data:
Cash flows provided by operating activities	$5,693	$47,545	$89,046
Cash flows used in investing activities	43,765	18,992	40,903
Cash flows provided by (used in)
financing activities	39,332	(29,608)	(53,176)
EBITDA	162,705	133,415	164,161	10.8%	8.9%	11.3%

EBITDA  represents income (loss) from continuing operations before cumulative effect of accounting change, plus

•       interest expense (net of interest income)

•       income tax expense (benefit), and

•       depreciation and amortization of intangibles.

We present EBITDA here to provide additional information regarding our performance and because it is the measure by which we gauge the profitability and assess the performance of our segments. EBITDA is not a measure of financial performance in accordance with GAAP. You should not consider it an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, income (loss) from continuing operations before cumulative effect of accounting change, is provided as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Loss from continuing operations before cumulative effect of accounting change	$(22,840)	$(916)	$(97,212)
Interest expense, net	128,821	132,809	136,557
Income tax (benefit) expense	(8,007)	(65,934)	48,554
Depreciation and amortization of intangibles	64,731	67,456	76,262
EBITDA	$162,705	$133,415	$164,161

Results of Operations—2005 compared to 2004

Net Sales

For the year ended December 31, 2005, our consolidated net sales increased $3.5 million, or 0.2%, from $1,506.8 million in 2004 to $1,510.3 million in 2005.

At our Advertising Inserts segment, net sales decreased $19.0 million, or 1.8%, from $1,065.2 million for the year ended December 31, 2004 to $1,046.2 million for the year ended December 31, 2005. The primary changes in Advertising Inserts sales are as follows:

•       The pass-through cost of paper increased by $27.0 million.

•       Volume declined by $49.7 million.

•       Pricing, including product, customer and equipment mix, increased by $11.2 million.

•       Included in the net sales variance is a $7.4 million decrease resulting from the impact of the Company’s revision to its revenue recognition policy surrounding the recording of print revenue. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.

At our Direct Mail segment, net sales increased $18.0 million, or 6.0%, from $297.9 million for the year ended December 31, 2004 to $315.9 million for the year ended December 31, 2005. The primary changes in Direct Mail sales are as follows:

•       The pass-through cost of paper increased by $4.4 million.

•       Volume increased by $4.3 million.

•       Pricing, including product, customer and equipment mix, increased by $9.3 million.

•       Included in the net sales variance is a $5.3 million decrease resulting from the impact of the Company’s revision to their revenue recognition policy surrounding the recording of print revenue. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.

Corporate and Other net sales decreased $2.2 million, or 1.4%, from $153.5 million for the year ended December 31, 2004 to $151.3 million for the year ended December 31, 2005. The primary changes in Corporate and Other sales are lower premedia sales partially offset by increased media and planning sales.

See also “Segment Performance” for a discussion of EBITDA by segment.

Operating Expenses

For the year ended December 31, 2005, our consolidated costs of production increased $6.2 million, or 0.5%, from $1,160.5 million in 2004 to $1,166.7 million in 2005, primarily attributable to a $31.4 million increase in the cost of paper. Additional cost increases include $8.9 million in freight costs and $4.8 million in utilities costs. Offsetting these cost increases are decreases in the cost of ink and other material expenses consumed, contract services related to the production process, and direct labor amounting to $12.1 million, $7.4 million, and $3.9 million, respectively. Additionally, in relation to the Company’s revision to our print revenue recognition policy and our maintenance parts capitalization policy, decreases in costs of production of $9.8 million and $6.2 million were recognized in 2005, respectively (see Note 3 to the consolidated financial statements included in this Annual Report).  These changes exclude the impact of volume changes on the Company’s cost of production.

Selling, general and administrative expenses decreased $4.7 million, or 2.9%, for the year ended  December 31, 2005, from $160.8 million in 2004 to $156.1 million in 2005. This change is attributable to a $7.1 million decrease in staffing costs offset by a $2.0 million write-off of amounts owed to the Company by a bankrupt customer.

Restructuring charges for the year ended December 31, 2005 totaled $17.1 million as compared to $4.5 million in 2004. See the “Restructuring” section for a detailed discussion of restructuring charges.

Other Expenses (Income)

Interest expense, net decreased $4.0 million in the year ended December 31, 2005 as compared to 2004. Included in the 2004 interest amount was $1.8 million of deferred financing fees written off in connection with the termination of our Prior Credit Facility (as defined in the “Debt Financing” section) in December 2004. Replacing the Prior Credit Facility was the Credit Facility (as defined in the “Debt Financing” section), which included lower funding costs than the prior agreement. Additionally, the Company held more US dollar denominated debt in 2005 than in 2004. This debt carried a lower rate of interest than borrowings in British pounds sterling, thus contributing to the decrease in interest expense. All of these factors, coupled with a lower average revolver balance, effectively offset an increase in interest rates related to the Credit Facility in 2005.  See Note 11 to our consolidated financial statements included in this Annual Report for further discussion of debt and related transactions.

Other, net decreased $40.0 million for the year ended December 31, 2005 from $47.7 million in 2004 to $7.7 million. This decrease is primarily due to a $44.0 million non-cash loss recorded in 2004 related to the termination of our leasehold interest in five real estate properties in two lease-leaseback transactions entered into in 1998 (see “Sources of Funds” section). For a more detailed discussion of the other miscellaneous components of Other, net see Note 18 to our consolidated financial statements included in this Annual Report.

Loss from continuing operations before cumulative effect of accounting change

Loss from continuing operations before cumulative effect of accounting change was $22.8 million for the year ended December 31, 2005, an increase of $21.9 million compared to a loss of $0.9 million for the year ended December 31, 2004. Included in the 2005 loss is an $8.3 million income tax benefit related to an agreement with the Internal Revenue Service to settle a tax liability relating to the termination of leasehold interests discussed in the “Sources of Funds” section  (see also “Other Factors” section below). Included in the 2004 loss is the $44.0 million loss from the termination of leasehold interests offset by a $66.7 million tax benefit related to the loss. Excluding these items, loss from continuing operations before cumulative effect of accounting change increased $7.5 million, or 31.8% in 2005 as compared to 2004. Included in this increase is a $12.6 million increase in restructuring charges, the components of which are discussed above. The balance of the increase in loss from continuing operations reflects the aforementioned changes in net sales and costs, as discussed above. See also “Segment Performance” below.

Segment Performance

Set forth below is a discussion of the performance of our business segments based on EBITDA, which is the measure reported to our chief operating decision maker for the purpose of making decisions about allocating resources to the segment and assessing performance of the segment. A tabular reconciliation of segment EBITDA to its most directly comparable consolidated GAAP measure, income (loss) from continuing operations before cumulative effect of accounting change, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information”, is contained in Note 21 to our consolidated financial statements included elsewhere herein.

At the Advertising Inserts segment, EBITDA amounted to $125.4 million for the year ended December 31, 2005, a decrease of $18.2 million, or 12.7%, compared to $143.6 million in the comparable 2004 period. The primary changes in EBITDA are as follows:

•       Volume declined by $24.9 million.

•       Pricing, including product, customer and equipment mix, increased by $18.9 million.

•       Restructuring costs increased $7.6 million and utility costs and freight costs, both adjusted for volume, increased $5.8 million and $4.7 million, respectively.

•       Offsetting the decline in EBITDA is a $3.7 million net effect of the accounting revisions implemented in 2005 which include the revision to our revenue recognition policy surrounding the recording of print revenue and a revision to our maintenance parts capitalization policy. These accounting revisions resulted in an increase in EBITDA from the prior year. See Note 3 to the consolidated financial statements included elsewhere in this Annual Report.

At the Direct Mail segment, EBITDA amounted to $41.8 million for the year ended December 31, 2005, an increase of $3.8 million, or 10.0%, compared to $38.0 million in the comparable 2004 period. The primary changes in EBITDA are as follows:

•       Volume increased by $3.1 million.

•       Pricing, including product, customer and equipment mix, increased by $11.8 million.

•       Restructuring costs increased $2.0 million. Additionally, other costs increased an aggregate of $9.3 million, primarily in repairs and maintenance, certain raw materials and staffing costs.

•       The impact of the accounting revisions implemented in 2005, which include the revision to our revenue recognition policy surrounding the recording of print revenue and a revision to our maintenance parts capitalization policy, resulted in a $461 thousand decrease in Direct Mail EBITDA.

Corporate and Other recorded an EBITDA loss of $4.4 million for the year ended December 31, 2005, a decrease of $43.8 million, or 90.9%, compared to a $48.2 million EBITDA loss for the year ended December 31, 2004. The primary changes in EBITDA are as follows:

•       A loss of $44.0 million was incurred in 2004 from the termination of our leasehold interest in real estate properties.

•       Restructuring costs increased $3.1 million.

Results of Operations—2004 compared to 2003

Net Sales

For the year ended December 31, 2004, our consolidated net sales increased $58.3 million, or 4.0%, from $1,448.5 million in 2003 to $1,506.8 million in 2004.

At our Advertising Inserts segment, net sales increased $48.7 million, or 4.8%, from $1,016.5 million for the year ended December 31, 2003 to $1,065.2 million for the year ended December 31, 2004. The primary changes in Advertising Inserts sales are as follows:

•       The pass-through cost of paper increased by $47.7 million.

•       Volume increased by $10.5 million.

•       Pricing, including product, customer and equipment mix, declined by $11.4 million.

At our Direct Mail segment, net sales increased $6.9 million, or 2.4%, from $291.0 million for the year ended December 31, 2003 to $297.9 million for the year ended December 31, 2004. The primary changes in Direct Mail sales are as follows:

•       The pass-through cost of paper increased by $2.2 million.

•       Volume increased by $14.3 million.

•       Pricing, including product, customer and equipment mix, declined by $8.5 million.

Corporate and Other net sales decreased $5.9 million, or 3.7%, from $159.4 million for the year ended December 31, 2003 to $153.5 million for the year ended December 31, 2004. The primary changes in Corporate and Other sales are due to lower premedia sales partially offset by increased media and planning sales.

See also “Segment Performance” for a discussion of EBITDA by segment.

Operating Expenses

For the year ended December 31, 2004, our consolidated costs of production increased $50.8 million, or 4.6%, from $1,109.7 million in 2003 to $1,160.5 million in 2004. The increase in paper and ink consumed represents $53.0 million for the year ended December 31, 2004. Additional increases in costs of production are attributable to higher energy costs, freight, repairs and maintenance and contract services. Offsetting these increased costs are decreases in staffing costs, particularly direct labor, group insurance and the cost of other materials used in the production process.

Restructuring charges for the year ended December 31, 2004 totaled $4.5 million. The comparable 2003 period included restructuring charges of $14.6 million. In 2004, the Advertising Inserts segment recorded $0.2 million in severance costs. Corporate and Other recorded $0.3 million in severance costs due to headcount reductions of approximately 50 employees, and $3.5 million in facility closure costs. These costs were associated with the 2003 Program discussed below. Additionally, in 2004 the Company announced an amendment of an executive level employment agreement resulting in an estimated cost of

$1.2 million. Corporate and Other recorded $0.5 million in restructuring costs in 2004 related to this amendment.

Other Expenses (Income)

Interest expense, net decreased $3.7 million in the year ended December 31, 2004 as compared to 2003. Included in the 2003 interest amount was $11.0 million of deferred financing fees written off in connection with the retirement of the Term A and B loans, as well as $6.6 million in interest expense recorded on these loans prior to their write off in June 2003. In 2004, we recorded a full year of interest expense, $34.1 million, on the 9 ¾% senior secured second lien notes which were issued in June 2003 as compared to seven months of interest expense, $19.4 million, in 2003. This $14.7 million increase in interest expense was more than offset by the $17.6 million decrease from the prior year associated with the 2003 amounts discussed above. See Note 11 to our consolidated financial statements included in this Annual Report for further discussion of debt and related transactions.

The $53.5 million year-over-year change in Other, net from $5.8 million of income in 2003 to $47.7 million of expense in 2004 is primarily due to the $44.0 million non-cash loss associated with the termination of the Company’s leasehold interest in the properties as discussed in the “Sources of Funds” section, and a $10.1 million recovery recorded in 2003 received from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc. For a more detailed discussion of the other miscellaneous components of Other, net see Note 18 to our consolidated financial statements included in this Annual Report.

Loss from continuing operations before cumulative effect of accounting change

Loss from continuing operations before cumulative effect of accounting change was $0.9 million for the year ended December 31, 2004, a decrease of $96.3 million, or 99.1%, compared to a loss of $97.2 million for the year ended December 31, 2003. During 2004, we recorded a tax benefit of $65.9 million of which $66.7 million was the result of the termination of our leasehold interest in the real estate properties as discussed above. Included in the 2003 net loss is an increase of $67.4 million in the tax valuation allowance on deferred tax assets (see “Other Factors” below).  Loss from continuing operations before income taxes and cumulative effect of accounting change increased from the comparable prior year period by $18.2 million. This increase is a result of the changes in net sales and costs, as discussed above.

Segment Performance

Set forth below is a discussion of the performance of our business segments based on EBITDA, which is the measure reported to our chief operating decision makers for the purpose of making decisions about allocating resources to the segment and assessing performance of the segment. A tabular reconciliation of segment EBITDA to the directly comparable consolidated GAAP measure, (loss) income from continuing operations before cumulative effect of accounting change, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information”, is contained in the notes to our consolidated financial statements included elsewhere herein.

At the Advertising Inserts segment, EBITDA amounted to $143.6 million for the year ended December 31, 2004, an increase of $4.6 million, or 3.3%, compared to $139.0 million in the comparable 2003 period. The primary changes in EBITDA are as follows:

•       Volume increased by $5.3 million.

•       Pricing, including product, customer and equipment mix, declined by $2.0 million.

At the Direct Mail segment, EBITDA amounted to $38.0 million for the year ended December 31, 2004, an increase of $3.8 million, or 11.1%, compared to $34.2 million in the comparable 2003 period. The primary changes in EBITDA are as follows:

•       Volume increased by $10.1 million.

•       Pricing, including product, customer and equipment mix, declined by $4.9 million.

Corporate and Other recorded an EBITDA loss of $48.2 million for the year ended December 31, 2004, an increase in loss of $39.2 million, or greater than 100%, compared to a $9.0 million EBITDA loss for the year ended December 31, 2003. The primary changes in EBITDA are as follows:

•       A loss of $44.0 million was incurred in 2004 from the termination of our leasehold interest in real estate properties.

•       Restructuring costs decreased $9.5 million.

•       The remainder of the change was driven by the revenue decline as discussed in the “Net Sales” section above.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

We believe that the facilities in place, as well as our cash flows, will be sufficient to meet operational needs (including capital expenditures, restructuring costs and interest payments) for the next twelve months and beyond. At December 31, 2005, we had approximately $111.6 million available to borrow under our revolving credit facility (the “Credit Facility” as defined in the “Debt Financing” section below). The maximum availability under the Credit Facility is $200 million, limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7 to the consolidated financial statements included elsewhere in this Annual Report); and 45% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined in Note 11 to the consolidated financial statements, is in excess of $180 million on a quarterly trailing twelve-month basis. The agent is not required to obtain written consent when Compliance EBITDA on a quarterly trailing twelve-month basis is less than $180 million. At December 31, 2005, the Company’s borrowing base was calculated to be $201.1 million and the Company’s Compliance EBITDA was $182.5 million.

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

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of December 31, 2005 and the periods in which payments are due:

Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years
	(In thousands)
Long-term debt	$1,049,059		$69,864	$979,195
Interest payments(1)	398,495	$111,809	223,619	63,067
Operating leases	85,031	25,477	29,226	14,531	$15,797
Total contractual cash obligations	$1,532,585	$137,286	$322,709	$1,056,793	$15,797

(1)          Interest payments relate only to the interest on the Company’s debt for which the interest rate is fixed. The amount excludes interest owed under the Company’s revolving credit facility, for which the interest rate fluctuates. For further discussion, see Note 11 to the consolidated financial statements included in this Annual Report. The balance of the revolving credit facility at December 31, 2005 was $69.9 million and the weighted-average interest rate was 7.33%.

The Company has contracts covering the purchases of ink and press supplies, (i.e. plates, blankets, solutions). These contracts, which range from 1 to 3 years in length, include target minimum quantities and prices. All of these agreements allow for shortfalls of purchase minimums to be made up over the life of the contract. In addition, each of the agreements allows for the reduction in obligations for a decline in volume experienced by Vertis, and all have competitive pricing clauses, whereby suppliers’ prices must remain competitive in the market or the purchase minimums can be adjusted. Because of these variable factors, the amounts are not included in the table above.

Debt Financing

On December 22, 2004, we entered into a $200 million, four-year revolving credit agreement (the “Credit Facility”) consisting of a revolving credit facility of up to $200 million that provides for issuances of up to $45 million in letters of credit. The Credit Facility matures December 22, 2008 with no repayment of principal until maturity. The Credit Facility replaced the $250 million revolving credit facility that was to expire in December 2005 (the “Prior Credit Facility”). The Prior Credit Facility was terminated on December 22, 2004 and the outstanding balance, totaling $102.9 million, was repaid in full using funds from the Credit Facility. No early termination penalties were incurred.

Our Credit Facility, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary covenants including restrictions on dividends and investments. In particular, these debt instruments all contain high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of our capital stock. Substantially all of our assets are pledged as collateral for the outstanding debt under the Credit Facility. All of our debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility includes a minimum EBITDA covenant requiring us to maintain Compliance EBITDA of $160 million on a trailing twelve-month basis. At December 31, 2005, our trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $182.5 million. If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility. At December 31, 2005, we were in compliance with our debt covenants.

While we currently expect to be in compliance in future periods, there can be no assurance that our financial covenants will continue to be met. Based upon the latest projections for 2006, including actual results for January and February, we believe we will be in compliance in the upcoming year. For further information on our long-term debt, see Note 11 to the consolidated financial statements included elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

In December 2002, we entered into a three-year agreement, due to expire on November 30, 2005, to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. (the “2002 Facility”) through the issuance of $130.0 million variable rate trade receivable backed notes. In November 2005, we entered into a new $130 million three-year revolving trade receivables facility (the “A/R Facility”) terminating in December 2008. Funds advanced pursuant to the A/R Facility were used to pay off the remaining obligations under and terminate the 2002 Facility.

Under the A/R Facility, as well as the 2002 Facility previously in place, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $3.0 million and $3.2 million in 2005 and 2004, respectively. These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections. Additional deductions may be made if we fail to maintain a consolidated Compliance EBITDA of at least $180 million for any rolling four fiscal quarter period. Compliance EBITDA is the Consolidated EBITDA as reflected in Note 21 to our financial statements, included elsewhere herein, adjusted for certain items as defined in the credit agreement. In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $160 million. There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility.

At December 31, 2005 and 2004, accounts receivable of $130.0 million had been sold under both the A/R Facility and the 2002 Facility, respectively, and as such are reflected as reductions of accounts receivable. At December 31, 2005 and 2004, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $71.8 million and $58.0 million, under the A/R Facility and the 2002 Facility respectively, which is included in Accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,595.7 million and $1,558.4 million in 2005 and 2004, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points under the A/R Facility and 90 basis points under the 2002 Facility. The loss on sale, which approximated the fees, totaled $5.2 million in 2005, $3.1 million in 2004 and $2.6 million in 2003, and is included in Other, net.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

Our current liabilities exceeded current assets by $74.1 million at December 31, 2005 and by $72.7 million at December 31, 2004. This represents a decrease in working capital of $1.4 million for the year ended December 31, 2005. Included in the current asset and current liability amounts for 2004 are amounts held for sale related to our Vertis Europe segment.  The two divisions comprising our Vertis Europe segment were sold in the fourth quarter of 2005 (see “Discontinued Operations” section), and therefore our 2005 consolidated balance sheet does not include Vertis Europe. Excluding the current assets and current liabilities held for sale in 2004, our current liabilities exceeded current assets by $88.8 million at December 31, 2004. This represents an increase in working capital from continuing operations of $14.7 million for the year ended December 31, 2005. The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility.

We use the proceeds from the accounts receivable sales to reduce long-term borrowings under our revolving credit facility. After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables. Therefore, if we add back the accounts receivable of $130.0 million sold under the A/R Facility as of December 31, 2005 and 2004, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital from continuing operations at December 31, 2005 and December 31, 2004 would have been $55.9 million and $41.2 million, respectively. The ratio of current assets to current liabilities as of December 31, 2005 was 0.76 to 1 (1.18 to 1, excluding the impact of the A/R Facility) compared to 0.71 to 1 as of December 31, 2004 (1.13 to 1, excluding the impact of the A/R Facility).

The increase in working capital after adding back accounts receivable sold under the A/R Facility was due primarily to fluctuations in operating assets and liabilities, mainly accounts receivable and accounts payable.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by continuing operating activities in 2005 decreased by $43.9 million from the 2004 level.   This decrease is primarily the result of changes in the timing of the settlement of payables and collection of receivables.

Net cash provided by continuing operating activities in 2004 decreased by $28.4 million from the 2003 level. This is principally the result of a use of cash in accounts payable of $15.4 million in 2004 versus a source of cash of $15.2 million in 2003.

Net cash used in the operating activities of discontinued operations decreased by $2.0 million in 2005 from the 2004 level. In 2004, net cash used in the operating activities of our discontinued operations was $8.4 million compared to net cash provided by the operating activities of our discontinued operations of $4.8 million in 2003.

Cash Flows from Investing Activities

Net cash used for investing activities in 2005 increased by $24.8 million from the 2004 level, primarily due to the $31.1 million in proceeds received in 2004, as discussed below, and $3.4 million in expenditures in 2005 related to our acquisition of Elite (see Note 6 to our financial statements included elsewhere within this Annual Report).  Offsetting these amounts is $2.4 million in net proceeds received from the sale of our Vertis Europe divisions (see “Discontinued Operations” section). Additionally, included in the change in cash used in investing activities is a $3.7 million decrease associated with investing activities of our discontinued operations.

Net cash used for investing activities in 2004 decreased by $21.9 million when compared to 2003, primarily due to proceeds of $31.1 million from the termination of our leasehold interest in real estate properties (see “Sources of Funds” above) offset by a $5.4 million increase in capital expenditures in 2004 and a $2.1 million decrease in proceeds from the sale of property, plant and equipment.

Cash Flows from Financing Activities

In 2005, net cash provided by financing activities was $39.3 million as compared to a $29.6 million net usage of cash in 2004. Financing activities of our discontinued operations contributed $10.3 million of this fluctuation. The majority of the remainder relates to funding fluctuations under our revolving credit facility which reflect the relative levels of cash provided by operating activities and capital expenditures in each respective year.

In 2004, net cash used in financing activities decreased $23.6 million, $17.3 million of which was associated with our discontinued operations. During 2004 we entered into a $200 million, four-year revolving credit agreement and terminated the Prior Credit Facility, repaying the outstanding balance of $102.9 million using funds from the Credit Facility. Net cash used in financing activities in 2004 reflects these debt transactions.

Other Factors

On August 30, 2005, we reached a tentative settlement agreement with the IRS resolving disputes over the tax deductibility of net losses relating to the five leasehold interests in real estate properties that we entered into in 1998, and which we terminated in the third quarter of 2004 (see “Sources of Funds”). On January 23, 2006, we signed a closing agreement with the IRS. The closing agreement is subject to final approval from the Congressional Joint Committee on Taxation. As a result of this settlement agreement, we reduced our tax reserves related to the IRS examination from $10.3 million to $ 2.0 million. The remaining amount owed to the IRS and state tax authorities is classified as accrued income taxes in the consolidated balance sheet included in our financial statements. The reduction resulted in an $8.3 million tax benefit in 2005.

Additionally, in the fourth quarter of 2005, we sold the stock of our Europe direct mail subsidiary which generated a capital loss carryforward in the U.S. of $137.0 million. Also in the fourth quarter, our Europe premedia subsidiary sold the stock of its subsidiaries generating a U.K. capital loss carryforward of  $29.0 million. The U.S. capital loss carryforward expires in 2011. The U.K. capital loss can be carried forward indefinitely.

At the end of 2005, the Company’s net operating loss carryforwards were $217.0 million. This amount is included in the consolidated Vertis Holdings net operating loss carryforward. The carryforwards expire beginning in 2007 through 2026.

Our valuation allowance related to our deferred tax asset, which was $40.5 million at the beginning of 2005, was increased by $92.0 million to $132.5 million at the end of 2005. The valuation allowance reserves all deferred tax assets that will not be offset by reversing taxable temporary differences. This treatment is required under SFAS No. 109, “Accounting for Income Taxes”, when in the judgment of management, it is not more likely than not that sufficient taxable income will be generated in the future to realize the deductible temporary difference. Our deferred tax assets and tax carryforwards remain available to offset taxable income in future years, thereby lowering any future cash tax obligations. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R, which requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their grant date fair values. The proforma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, companies must determine the transition method, either retroactive or prospective, to be used at the date of adoption; the appropriate fair value model to be used for valuing share-based payments; and the amortization method for compensation cost. The provisions of this Statement shall be effective for us in the reporting period beginning January 1, 2006. The adoption of this statement is not expected to have a material impact on our results of operations or financial position.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143. FIN 47 requires that Companies recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We adopted FIN 47 in 2005 and as a result recorded a $1.6 million cumulative effect of accounting change (see our consolidated statement of operations included elsewhere in this Annual Report).

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate.  The provisions of this Statement shall be effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. We are not able to assess at this time the future impact of this Statement on our consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133 and 140” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is not able to assess at this time the future impact of this Statement on its consolidated financial position or results of operations.

Application of Critical Accounting Policies

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Annual Report. Several accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and outside sources and various other assumptions that we believe to be reasonable under the circumstances. Significant accounting policies which we believe involve the application of significant judgment and discretion by management and are therefore “critical” accounting policies include:

Revenue Recognition

We provide a wide variety of print and print related services and products for specific customers, primarily under contract. Revenue is not recognized until the earnings process has been completed in accordance with the terms of the contracts. Print revenue is recognized when the product is shipped. Revenue from premedia operations is recognized upon the completion of orders. Unbilled receivables are recorded for completed services or products which remain unbilled as of the period end.

In 2005, the Company revised its revenue recognition policy. Under the new policy, revenue for printed materials is recognized when the product is shipped. Previously, revenue was recorded when these materials were completed and off press. This revision resulted in a $12.7 million decrease in revenue and a $2.9 million decrease in net income for the year ended December 31, 2005. Additionally, unbilled accounts receivable increased by $12.7 million and finished goods inventory balances increased by $9.8 million as a result of the change.

The Company charges customers for shipping and handling charges. The amounts billed to customers are recorded as net sales and actual charges paid by the Company are included in costs of production in the consolidated statements of operations.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make payments. If actual customer payments are less than our estimates, we would need to increase the allowance for doubtful accounts, which would adversely affect our results of operations. See the Financial Statement Schedule, which accompanies the Financial Statements in this Annual Report on Form 10-K, for a history of our charges to the allowance for doubtful accounts and write-offs taken over the three-year period ended December 31, 2005.

Long-lived Assets

We evaluate the recoverability of our long-lived assets, including property, plant and equipment and intangible assets, when there are changes in economic circumstances or business objectives that indicate the carrying value may not be recoverable. Our evaluations include estimated future cash flows, profitability and estimated future operating results and other factors determining fair value. As these assumptions and estimates may change over time, it may or may not be necessary to record impairment charges.

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

We determined the discount rates using a measurement date of December 31, 2005. The weighted average discount rate assumed in 2005 was 5.50%. We developed our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans’ assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets as follows: 60% for equity and 40% for fixed income securities. We assumed returns of 9%-11% for the equity securities and 6.5% for fixed income securities.

Item 7A.                QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Information

Our primary exposure to market risks relates to interest rate fluctuations on variable rate debt, which bears interest at the US Prime rate.

The objective of our risk management program is to seek a reduction in the potential negative earnings effects from changes in interest rates. To meet this objective, consistent with past practices, we intend to vary the proportions of fixed-rate and variable-rate debt based on our perception of interest rate trends and the marketplace for various debt instruments. We currently do not have any derivatives.

Quantitative Information

At December 31, 2005, 16.8% of our long-term debt held a variable interest rate (including off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are variable).

If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended December 31, 2005 by approximately $1.3 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at December 31, 2005 and does not provide for changes in borrowings that may occur in the future.

ITEM 8                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to the consolidated financial statements and schedule on Page F-1 for our consolidated financial statements and notes thereto and supplementary schedule.

ITEM 9                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A           CONTROLS AND PROCEDURES

The Company has carried out an evaluation under the supervision and with the participation of Vertis’ management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2005. No significant changes were made in our internal controls over financial reporting during the fourth quarter of 2005 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B          OTHER INFORMATION

None.

PART III

ITEM 10            DIRECTORS AND EXECUTIVE OFFICERS OF VERTIS

The following table sets forth certain information regarding the directors and executive officers of Vertis.

Name	Age	Positions
Dean D. Durbin	53	President and Chief Executive Officer
Stephen E. Tremblay	46	Chief Financial Officer
David Laverty	48	Senior Vice President and General Manager—Advertising Inserts
David P. Colatriano	43	Senior Vice President and General Manager—Direct Mail and Premedia
John V. Howard, Jr.	44	Chief Legal Officer and Secretary
Ann M. Raider	58	Chief Strategy Officer
Gary L. Sutula	61	Chief Information Officer
Donald E. Roland	63	Non-Executive Chairman of the Board of Directors
Ciara A. Burnham	39	Director
John T. Dillon	67	Director
Anthony J. DiNovi	43	Director
Thomas H. Lee	61	Director
Soren L. Oberg	35	Director
Michael S. Rawlings	51	Director
Scott M. Sperling	48	Director

Dean D. Durbin was named President and Chief Executive Officer of Vertis in February 2006. Prior to that he had served as President from November of 2004 and had been Chief Financial Officer of Vertis from March 2000 to Feb 2005. Mr. Durbin has also been Senior Vice President and Chief Financial Officer of Treasure Chest Advertising Company, Inc. (“TC Advertising”), one of our former operating units, since September 1997. Prior to joining TC Advertising, Mr. Durbin served as Vice President and Chief Financial Officer at Thomson Professional Publishing, and served for more than 13 years with the McGraw-Hill Companies, completing his tenure as Vice President and Group Controller, Construction Information Group. He is on the Board of Directors of the Baltimore Museum of Industry.

Stephen E. Tremblay was named Chief Financial Officer of Vertis in February 2005. From May 2003 to February 2005, he served as Senior Vice President Finance and Treasurer of Vertis and from May 1998 to May 2003 he served as Vice President Finance of Vertis. Prior to joining Vertis as Group Controller in 1997, Steve held senior financial management positions with Wellman, Inc. and served as a senior manager at Ernst & Young.

David Laverty was named Senior Vice President and General Manager of the Advertising Inserts segment of Vertis in April 2005. Prior to that, Mr. Laverty spent 25 years at Revlon Inc. where he held several senior-level positions, including Senior Vice President of Materials Management, Senior Vice President of Purchasing and Supply Chain, and Vice President of Manufacturing Operations for various Revlon facilities.

David P. Colatriano was named Senior Vice President and General Manager of Direct Mail and Premedia in April 2005. Prior to that, he served as Group President of Vertis North America East since August 2003. From June 2000 to August 2003, Mr. Colatriano served as the Group President of the former Direct Marketing Services segment of Vertis. Prior to June 2000 he held numerous positions at Webcraft Inc., beginning in January 1987, including Senior Vice President and General Manager, Vice President of

Operations and Division Director. Prior to joining Webcraft, David worked as an Industrial Engineer with the Boeing Company.

John V. Howard, Jr. was named Chief Legal Officer and Secretary in February 2005. In July 2000, Mr. Howard was named Senior Vice President—General Counsel of Vertis. Previously, Mr. Howard was Executive Vice President and General Counsel for Columbine JDS Systems, Inc. and Executive Vice President and General Counsel for Laser Tech Color, Inc. Prior to joining Columbine JDS Systems, Inc. and Laser Tech Color, Mr. Howard was Counsel and Chief Intellectual Property Counsel for Andersen Worldwide, S.C. in Chicago, the parent entity of Arthur Andersen and Andersen Consulting, in charge of all worldwide intellectual property matters for the Andersen organization. Before leaving for Andersen he was Chief Counsel for Quark, Inc., in Denver, developer of Quark XPress, in charge of all worldwide legal matters. Mr. Howard is also a Trustee on the Board of Trustees of the Hammond-Harwood House.

Ann M. Raider joined Vertis in April 2005 as Chief Strategy Officer. Prior to joining Vertis, Ms. Raider served from August 1999 to April 2005 as Senior Vice President of Sales and Marketing at SmartSource Direct, a division of News America Marketing. In addition, Ms. Raider co-founded Consumer Card Marketing, Inc., a loyalty marketing company, and held senior management positions at Shawmut National Corporation, H.P. Hood, and other corporations. Ms. Raider has also served as a marketing consultant to such organizations as Staples and Bank One.

Gary L. Sutula has been Chief Information Officer since February 2005. Prior to joining Vertis, Mr. Sutula served as Chief Operating Officer and Chief Information Officer of gLimit, Inc.; Corporate Senior Vice President and Chief Information Officer at R.R. Donnelley; Vice President and Chief Information Officer at Transamerica Financial Services; and Senior Vice President and Chief Information Officer at American Savings Bank (Washington Mutual). He is a board member of the Center for Information and Technology Management, Loyola University Chicago, and past President of the Chicago chapter of the Society for Information Management.

Donald E. Roland has served as a director of Vertis and Vertis Holdings since June 2000 and was named Chairman of the Board on April 2, 2001. He was Chief Executive Officer of Vertis from June 2000 until February 2006. He will continue to serve as non-executive Chairman of the Board of Directors beginning March 2006. Prior to June 2000, Mr. Roland was the President beginning in October 1994 and, starting in June 1995, Chief Executive Officer of TC Advertising. Mr. Roland joined TC Advertising in 1983 as Senior Vice President of Operations and became Executive Vice President in 1993. Prior to joining TC Advertising, he was at Times Mirror Press, the commercial printing division of the Los Angeles Times. In his 17 years at Times Mirror Press, Mr. Roland held numerous management positions including Director of Computer Graphics and Vice President of Operations. Mr. Roland is on the Board of Directors of the University of Maryland, Baltimore Foundation. He is also on the Advisory Board of the School of Continuing and Professional Studies, Center for Graphic Communications Management & Technology at New York University.

Ciara A. Burnham has been a director of Vertis and Vertis Holdings since April 2004. Ms. Burnham is a Senior Managing Director of Evercore Group Holdings, an affiliate of Evercore Partners, an advisory and investment firm. Ms. Burnham originally joined the firm in 1997 and rejoined in 2003. From 2001 through 2003, she was a founding partner of Five Mile Capital Partners, a hedge fund management company. Prior to joining Evercore, she was an equity research analyst with Sanford C. Bernstein & Co., Inc. and previously spent six years in consulting, most recently as an engagement manager at McKinsey & Co., Inc. Ms. Burnham also serves on the Board of Specialty Products & Insulation Co.

John T. Dillon has been a director of Vertis and Vertis Holdings since April 2005. In March 2005, Mr. Dillon became Vice Chairman of Evercore Capital Partners, a private equity fund, and a Senior Managing Director of Evercore Partners, an advisory and investment firm.  Prior to that, Mr. Dillon served as Chairman and CEO of paper and forest products company International Paper from April 1996 until

October 2003.  Following his retirement, Mr. Dillon served, and continues to serve, as a director of Caterpillar Inc., Kellogg Co. and E.I. DuPont de Nemours, and currently sits on the board of two privately held companies.  Mr. Dillon is a past Chairman of the Business Roundtable.

Anthony J. DiNovi has been a director of Vertis since March 2001 and Vertis Holdings since December 1999. Mr. DiNovi has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1988 and currently serves as Co-President. Mr. DiNovi is currently a Director of American Media, Inc., Endurance Specialty Insurance, Ltd., Eye Care Centers of America, Inc., Michael Foods, Inc., Nortek, Inc., US LEC Corporation and various other private corporations.

Thomas H. Lee has been a director of Vertis since May 2001 and Vertis Holdings since December 1999. Mr. Lee founded Thomas H. Lee Partners, L.P. (formerly the Thomas H. Lee Company) in 1974 and since that time has served as its President. Mr. Lee serves or has served as a Director of numerous public and private companies in which the Lee Company and its affiliates have invested, including Finlay Enterprises, Inc., General Nutrition Companies, Metris Companies, Inc., Playtex Products, Inc., Snapple Beverage Corp., The Smith & Wollensky Restaurant Group, Inc., Wyndham International, Inc., Warner Music Group and New Refco Group Ltd., LLC. In addition, Mr. Lee is a Member of J.P. Morgan Chase & Co. National Advisory Board.

Soren L. Oberg has been a director of Vertis and Vertis Holdings since May 2001. Mr. Oberg has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company since 1993. From 1992 to 1993, Mr. Oberg worked at Morgan Stanley & Co., Inc. in the Merchant Banking Division. Mr. Oberg also serves on the boards of American Media, Inc., Cumulus Media Partners, Grupo Corporativo Ono and several other private companies.

Michael S. Rawlings has been a director of Vertis and Vertis Holdings since January 2003. Mr. Rawlings is also a partner at CIC Partners L.P. and a Director of ACE Cash Express, Inc. Prior to that, he was the President of Pizza Hut, Inc. from 1997 to 2002.

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

The term of office of each executive officer is until the organizational meeting of our board of directors following the next annual meeting of our stockholders and until a successor is elected and qualified, or until that officer’s death, resignation, retirement, disqualification or removal.

Each of our directors was elected to hold office until the next annual meeting of our stockholders and until his successor is elected and qualified and subject to his death, resignation, retirement, disqualification or removal.

Audit Committee and Audit Committee Financial Expert

The Company has established a separate Audit Committee of the Board of Directors, comprised of three of its members: Ciara A. Burnham, Soren L. Oberg and Scott M. Sperling. The Company’s Board of Directors has determined that it does not have an audit committee financial expert as defined under the regulations of the Securities and Exchange Commission serving on its Audit Committee, and it is not required to do so. Our Board of Directors believes that the current members of the Board of Directors have substantial investment and management experience and significant financial expertise, and as a consequence, are fully capable of discharging their responsibilities as members of the Company’s Board of

Directors notwithstanding that no current member of the Audit Committee is an “audit committee financial expert” as so defined.

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

ITEM 11            EXECUTIVE COMPENSATION

The following table sets forth the compensation paid in respect of the years ended December 31, 2005, 2004 and 2003 to Dean D. Durbin, President and Chief Executive Officer of Vertis and to each of the four other most highly paid executive officers of Vertis (collectively, the “Named Executive Officers”) that were employed by the Company at December 31, 2005.

Summary Compensation Table

		Annual Compensation					Long-Term Compensation Awards
					Other					All
					Annual				Securities	Other
					Compen-		Restricted	Nil Cost	Underlying	Compen-
		Salary	Bonus		sation		Stock Awards	Options	Options	sation
Name and Principal Position		($)	($)		($)		($)(1)	(#) (2)	(#)(3)	($)
Dean D. Durbin	2005	480,180	200,000		11,880	(4)				6,300	(5)
President and Chief	2004	421,587			11,880	(4)	295,035
Executive Officer	2003	400,000			11,880	(4)				5,615	(5)
Stephen E. Tremblay	2005	289,149	100,000	(6)	11,880	(4)				6,021	(5)
Chief Financial Officer	2004	222,473			11,880	(4)	23,900
	2003	205,750			11,945	(4)				5,171	(5)
David P. Colatriano	2005	300,000			11,880	(4)				17,095	(7)
Senior Vice President and	2004	333,082			11,880	(4)	136,868			8,971	(7)
General Manager—Direct	2003	298,071			11,880	(4)				3,600	(5)
Marketing and Premedia
John V. Howard, Jr.	2005	284,760	100,000	(6)	11,880	(4)				5,695	(5)
Chief Legal Officer and	2004	273,000			11,880	(4)	135,373
Secretary	2003	273,000			11,880	(4)				6,000	(5)
Donald E. Roland	2005	650,000			24,000	(4)				6,000	(5)
Non-Executive Chairman	2004	650,000			24,000	(4)	1,130,025
and Former Chief Executive	2003	650,000			24,000	(4)				5,375	(5)
Officer (8)

(1)             Restricted shares were issued in June 2004 pursuant to an offer made to eligible employees to exchange outstanding eligible stock options for restricted common stock on a 4 for 1 basis. Additionally, restricted shares are issued to certain employees throughout the year under various other agreements. See “Employment Arrangements with Executive Officers” for further discussion. Restricted stock awards are valued using an estimate of $20.48, which is based on a range of values determined by an independent valuation. The restricted shares will vest immediately prior to a liquidity event, generally defined as a public offering of our common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities. Additionally, the restricted shares will vest upon the death or disability of the Named Executive Officer while employed by the Company. Although not reflected in the table above, restricted shares valued at $2.0 million, $0.9 million, $0.6 million and $0.6 million were granted to Messrs. Durbin, Tremblay, Colatriano and Howard on March 6, 2006, respectively.

(2)             Nil cost options were granted in July 2004 pursuant to an offer made to eligible U.K. employees to exchange outstanding eligible stock options for nil cost options on a 4 for 1 basis. These Nil Cost Options were cancelled in the fourth quarter of 2005 in conjunction with the sale of the two divisions comprising the Vertis Europe segment (see Note 2 to our consolidated financial statements).

(3)             All stock option grants were made pursuant to the Vertis Holdings, Inc. 1999 Equity Award Plan (the “Stock Plan”) and are described below under “Employment Arrangements with Executive Officers”. As shown above, there were no options granted in 2005, 2004 or 2003.

(4)             Represents an auto allowance.

(5)             Represents amounts contributed to 401(k) plan for the Named Executive Officer.

(6)             The Company’s Board of Directors authorized the payment of these bonuses in February 2006 in recognition of prior performance efforts by Mr. Tremblay and Mr. Howard.

(7)             In 2005, includes $4,346 for amounts contributed to 401(k) plan for Mr. Colatriano as well as $12,749 paid to Mr. Colatriano under the Company’s deferred compensation plan. In 2004, includes $8,971 for amounts paid to Mr. Colatriano under the Company’s deferred compensation plan.

(8)             Mr. Roland transitioned from his position as Chief Executive Officer of Vertis to Non-Executive Chairman of Vertis in February 2006.

Option Values at End of Fiscal 2005

In 2004, the Company extended an offer to all eligible U.S.-based employees holding options under the Stock Plan the opportunity to exchange their outstanding eligible options for restricted common stock on a 4 for 1 basis. Additionally, in 2004 the Company extended an offer to all eligible U.K.-based employees holding options under the Stock Plan the opportunity to exchange their outstanding eligible options for Nil Cost Options on a 4 for 1 basis.  All Named Executive Officers holding stock options participated in the exchange offers and exchanged their options for either restricted stock or nil cost options as applicable. See “Employment Arrangements with Executive Officers” for further discussion. Thus, there are no options held by any of the named officers at December 31, 2005. No stock appreciation rights have been granted to any of the Named Executive Officers.

Supplemental Executive Retirement Plan

The following table sets forth annual amounts payable to Messrs. Durbin, Tremblay, Colatriano, and Howard upon their retirement under Vertis Holdings and Subsidiaries Supplemental Executive Retirement Plan (the “SERP”).

Pension Plan Table

	Years of Service
Remuneration	____5___	___10___	____15___	____20___	____25____	____30___
$150,000	$7,500	$15,000	$22,000	$30,000	$37,500	$45,000
175,000	8,750	17,500	26,500	35,000	43,750	52,500
200,000	10,000	20,000	30,000	40,000	50,000	60,000
225,000	11,250	22,500	33,750	45,000	56,250	67,500
250,000	12,500	25,000	37,500	50,000	62,500	75,000
275,000	13,750	27,500	41,250	55,000	68,750	82,500
300,000	15,000	30,000	45,000	60,000	75,000	90,000
500,000	25,000	50,000	75,000	100,000	125,000	150,000
600,000	30,000	60,000	90,000	120,000	150,000	180,000
700,000	35,000	70,000	105,000	140,000	175,000	210,000
800,000	40,000	80,000	120,000	160,000	200,000	240,000
900,000	45,000	90,000	135,000	180,000	225,000	270,000

The compensation covered by the SERP includes each of the participant’s entire annual base salary. Messrs. Durbin, Tremblay, Colatriano, and Howard currently have 8, 9, 19, and 8 years of service, respectively. See “Employment Arrangements with Executive Officers” below. Benefits under the SERP are computed by multiplying the participant’s average salary for the last five years prior to retirement by a percentage equal to one percent for each year of service up to a maximum of 30 years. Benefits under the SERP are not subject to a deduction for Social Security. Benefits under the SERP are subject to an offset for amounts paid to participants under the Retirement Income Plan as of June 30, 2002 and for matching contributions under the Vertis 401(k) plan.

Compensation of Directors

Donald E. Roland, the Chief Executive Officer of Vertis at December 31, 2005, did not receive any additional compensation for service as a member of the Board of Directors of Vertis (the “Board”). At December 31, 2005, Mr. Roland was the only director of Vertis who was also an executive officer of Vertis. In February 2006, Mr. Roland transitioned from the position of Chief Executive Officer to Non-Executive Chairman of the Board. For information relating to compensation of Mr. Roland, see “Employment Arrangements with Executive Officers” below.

All other directors of Vertis (each a “non-employee director”), except Mr. Rawlings, are directly affiliated with either Thomas H. Lee Partners (“THL”) or Evercore Capital Partners (“ECP”), two significant shareholders of Vertis Holdings. Mr. Rawlings was appointed to the Board upon the nomination of THL and ECP pursuant to the Amended and Restated Investors’ Agreement among Vertis Holdings, THL, ECP and others, dated March 23, 2001. With the exception of Mr. Rawlings, as discussed below, none of the non-employee directors individually receive any compensation from Vertis for serving on the Board. Vertis, however, entered into consulting agreements with Thomas H. Lee Capital, LLC (an affiliate of THL), THL Equity Advisors IV, LLC (an affiliate of THL) and Evercore Advisor Inc. (an affiliate of ECP), pursuant to which Vertis pays annual fees to these parties in amounts of approximately $220,000, $780,000 and $250,000. See “Certain Relationships and Related Transactions.”

Mr. Rawlings receives the following annual compensation for his service:

•  $50,000 for service on the Board,

•  $50,000 for business consulting services, and

•  up to 7,500 shares of restricted stock over a three-year period, subject to the plan’s provisions.

Employment Arrangements with Executive Officers

Roland Employment Agreement.   The Company has entered into an employment agreement with Donald E. Roland, effective August 31, 2003 (the “Roland Agreement”), pursuant to which Mr. Roland currently serves as Chairman and Chief Executive Officer until February 2006. Mr. Roland and Vertis are currently finalizing a transition agreement that will replace the Roland Agreement and will contain mutually agreed upon terms and conditions that reflect Mr. Roland’s transition from Chairman and Chief Executive Officer to Non-Executive Chairman. Until the transition agreement is executed, the Roland Agreement remains in full force and effect. The Roland Agreement may be terminated by either Mr. Roland or the Company at any time for any reason. Under the Roland Agreement, Mr. Roland receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2005, Mr. Roland received a base salary of $650,000. The Roland Agreement also provides that Mr. Roland receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the Company’s Executive Incentive Plan (the “EIP”), which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP. The Company has entered into a Restricted Stock Agreement with Mr. Roland, effective May 20, 2004, pursuant to which Mr. Roland exchanged certain options to purchase shares of the common stock of the Company for 55,177 restricted shares of common stock of Vertis Holdings.

Durbin Employment Agreement.   The Company has entered into an employment agreement with Dean D. Durbin, effective August 30, 2003, which was amended by the parties on March 9, 2006 (the “Durbin Amendment”) (collectively, the “Durbin Agreement”). The Durbin Amendment changed Mr. Durbin’s position to President and Chief Executive Officer of Vertis and adjusted his annual base salary to $570,000. The Durbin Agreement may be terminated by either Mr. Durbin or the Company at any time for any reason. Under the Durbin Agreement, Mr. Durbin receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2005, Mr. Durbin received a base salary of $480,180. The Durbin Agreement also provides that Mr. Durbin receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP. On November 12, 2004, the Company amended the Durbin Agreement to provide that Mr. Durbin will be eligible, at the discretion of the Board of Directors, for a special bonus not to exceed $200,000 based upon his performance and payable at the discretion of the Board of Directors within 2005 (“Durbin Special Bonus”). The Durbin Special Bonus shall not be includable in any change of control or other severance calculations within the Durbin Employment Agreement. The Company has entered into a Restricted Stock Agreement with Mr. Durbin, effective May 20, 2004, pursuant to which Mr. Durbin exchanged certain options to purchase shares of the common stock of the Company for 14,406 restricted shares of common stock of Vertis Holdings.

Colatriano Employment Agreement.   The Company has entered into an employment agreement with Dave Colatriano, effective August 15, 2003 (the “Colatriano Agreement”), pursuant to which Mr. Colatriano currently serves as Senior Vice President and General Manager for Direct Mail and Premedia. The Colatriano Agreement may be terminated by either Mr. Colatriano or the Company at any time for any reason. Under the Colatriano Agreement, Mr. Colatriano receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2005, Mr. Colatriano received a base salary of $300,000. The Colatriano Agreement also provides that Mr. Colatriano receive a signing bonus of $50,000. The Colatriano Agreement also provides an annual bonus targeted at 50% of his base salary (assuming bonus targets under the EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP. As part of the Colatriano Agreement, Mr. Colatriano also received a grant of 5,000 restricted shares of common stock of Vertis Holdings.

Howard Employment Agreement.   The Company has entered into an employment agreement with John Howard, effective August 31, 2003 (as amended to date, the “Howard Agreement”), pursuant to which Mr. Howard currently serves as Chief Legal Officer and Secretary. The Howard Agreement may be terminated by either Mr. Howard or the Company at any time for any reason. Under the Howard Agreement, Mr. Howard receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2005, Mr. Howard received a base salary of $284,760. The Howard Agreement also provides that Mr. Howard receive an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals, and certain fringe benefits, including participation in the SERP.

Severance Arrangements with Certain Executive Officers.   The employment agreements of, Dean D. Durbin,  John V. Howard, Jr., and Donald E. Roland, described above, contain provisions regarding executive severance arrangements (the “Severance Arrangements”), with each of these executive officers. Pursuant to the Severance Arrangements, if an executive officer’s employment is terminated by the Company without “cause” or by the executive officer for “good reason” following a “change in control” of the Company, the executive officer will receive a lump sum amount equal to three times the sum of (x) the executive officer’s annual base salary in effect immediately prior to the date of termination and (y) the greater of the target bonus for the executive officer under the EIP in the year immediately preceding that in which the termination occurs and the annual bonus the executive officer would have earned for the fiscal year in which the date of termination occurs absent such termination. In addition, (i) the executive officer will receive a lump sum payment equal to the sum of any awarded but unpaid compensation under the EIP and a pro rata portion to the date of the executive officer’s termination of the aggregate value of all contingent incentive compensation awards to the executive officer for all uncompleted periods under the EIP calculated based on actual performance achieved for the fiscal year through the date of termination, (ii) all outstanding stock incentive awards (including stock options) other than options that vest upon attainment of performance goals will immediately vest and remain exercisable until upon the date of termination and shall remain exercisable in accordance with the terms of the option grant; and (iii) the executive officer and his or her eligible dependents will be entitled to one year of continued medical, dental, prescription and vision care insurance coverages (the “Continued Coverage”), except that Mr. Roland is entitled to receive 18 months of the Continued Coverage.

If an executive officer leaves the Company absent a change of control of the Company, the Severance Arrangements provide the following payments and benefits:

•       if the executive officer’s employment is terminated upon his or her death or disability, the Company will pay to the executive officer or his or her estate a lump sum equal to earned annual base salary and earned annual bonus for completed fiscal years. In addition, the Company will provide the executive officer or his or her eligible dependents six months of the Continued Coverage (except that Mr. Roland and his eligible dependents will receive twelve months of the Continued Coverage) and each such executive officer will then be entitled to elect continuation coverage in accordance with the Internal Revenue Code of 1986 (the “COBRA coverage”);

•       if the Company terminates the executive officer’s employment for cause or the executive officer resigns other than for good reason, the Company will pay to the executive officer a lump sum equal to his annual base salary earned through the date of termination that has not been paid and earned annual bonus prior to the date of termination; and

•       if the Company terminates the executive officer’s employment other than for cause, death or disability, or the executive officer terminates for good reason, in addition to the payment of any unpaid amounts of the executive officer’s earned annual base salary and earned annual bonus for completed fiscal years, the Company will also pay:

•        to Messrs. Durbin and Roland, a cash payment equal to two times the sum (the “Base Sum”) of (a) the respective executive officer’s annual base salary and (b) the greater of (x) the annual bonus earned by the respective executive officer for the last completed fiscal year prior to the fiscal year in which the termination occurs and (y) the annual bonus the respective executive officer would have earned for the fiscal year in which the termination occurs; and

•        to Mr. Howard, a cash payment equal to 1.5 times the Base Sum;

Also, the Company will (i) provide the executive officer or his or her eligible dependents six months of the Continued Coverage (except that Mr. Roland and his eligible dependents will receive twelve months of the Continued Coverage) and each such executive officer will then be eligible for COBRA coverage, and (ii) credit the executive officer with an additional year of vesting for purposes of the executive officer’s then outstanding options, which will remain exercisable in accordance with the terms of the applicable option grants and equity plan.

The employment agreements of David P. Colatriano and the severance agreement of Stephen E. Tremblay contain provisions regarding severance arrangements. For Mr. Colatriano, if his employment is terminated by the Company without “cause” or if the Company requires that he be based at a location which is more than fifty miles from the office at which he is based at the time of the relocation, he will receive severance pay, in the form of payroll continuation of his annual base salary as of his date of separation for a period of twelve months. If he remains unemployed at the end of those payments, he is eligible for a continuation of the severance pay for each month in which he remains unemployed up to a maximum of six months. For Mr. Tremblay, if his employment is terminated by the Company without “cause”, he will receive severance pay, in the form of payroll continuation of his annual base salary as of his date of separation for a period of twelve months.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee. Donald Ronald, former Chief Executive Officer of the Company, serves as the Non-Executive Chairman of the Board and participates in deliberations with the Board of Directors regarding compensation of executive officers.

ITEM 12            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Vertis is a wholly-owned subsidiary of Vertis Holdings.

The following table sets forth certain information regarding the beneficial ownership of Vertis Holdings’ common stock as of March 6, 2006 for (i) each stockholder who is known by us to beneficially own more than 5% of Vertis Holdings common stock, (ii) each director and executive officer of Vertis and Vertis Holdings, and (iii) all of the directors and executive officers of Vertis and Vertis Holdings as a group.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Ownership(1)	Percentage of Class
Thomas H. Lee Partners L.P. and Affiliates(2)	8,844,938	64.4%
c/o Thomas H. Lee Partners, L.P.,
75 State Street,
Boston, MA 02109
Evercore Capital Partners L.P. and Affiliates(3)	2,114,415	15.4%
65 East 55th Street, 33rd Floor,
New York, NY 10022
Dean D. Durbin(4)	119,615	*
c/o Vertis, Inc.,
250 West Pratt Street,
Baltimore, MD 21201
Stephen E. Tremblay	43,443	*
c/o Vertis, Inc.,
250 West Pratt Street,
Baltimore, MD 21201
David Laverty	35,000	*
c/o Vertis, Inc.,
250 West Pratt Street,
Baltimore, MD 21201
David P. Colatriano(5)	39,018	*
c/o Vertis, Inc.,
250 West Pratt Street,
Baltimore, MD 21201
John V. Howard, Jr.	36,610	*
c/o Vertis, Inc.,
250 West Pratt Street,
Baltimore, MD 21201
Ann M. Raider	13,267	*
c/o Vertis, Inc.,
250 West Pratt Street,
Baltimore, MD 21201
Gary L. Sutula	25,668	*
c/o Vertis, Inc.,
250 West Pratt Street,
Baltimore, MD 21201

Donald E. Roland(6)	127,646	*
c/o Vertis, Inc.,
250 West Pratt Street,
Baltimore, MD 21201
Thomas H. Lee(7)	7,262,155	52.9%
c/o THL Partners,
75 State Street,
Boston, MA 02109
Anthony J. DiNovi(8)	7,166,451	52.2%
c/o THL Partners,
75 State Street,
Boston, MA 02109
Scott M. Sperling(9)	7,166,451	52.2%
c/o THL Partners,
75 State Street,
Boston, MA 02109
Soren L. Oberg(10)	7,146,253	52.0%
c/o THL Partners,
75 State Street,
Boston, MA 02109
Ciara A. Burnham(11)	2,114,415	15.4%
c/o Evercore Capital Partners,
55 East 52nd Street, 43rd Floor,
New York, NY 10055
John T. Dillon(12)	2,114,415	15.4%
c/o Evercore Capital Partners,
55 East 52nd Street, 43rd Floor,
New York, NY 10055
Michael Rawlings (13)	5,000	*
c/o CIC Partners LP,
500 Crescent Ct, Suite 250,
Dallas, TX 75201
All Directors and Executive Officers of Vertis and Vertis Holdings as a group (16 persons)(14)	605,935	4.41%

*                    Less than one percent.

(1)          This column includes shares which directors and executive officers of Vertis have the right to acquire within 60 days. This column also includes shares of the Company’s restricted stock that vest immediately prior to a liquidity event, generally defined as a public offering of the Company’s common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities (“Liquidity Event”). Except as otherwise indicated, each person and entity has sole voting and dispositive power with respect to the shares set forth in the table.

(2)          Includes 6,135,560 shares of common stock and warrants to purchase 177,906 shares of common stock held by Thomas H. Lee Equity Fund IV, L.P. (“Fund IV”); 212,097 shares of common stock and warrants to purchase 6,149 shares of common stock held by Thomas H. Lee Foreign Fund IV, L.P. (“Foreign IV”); 595,905 shares of common stock and warrants to purchase 17,278 shares of common stock held by Thomas H. Lee Foreign Fund IV-B, L.P. (“Foreign IV-B”); 1,032 shares of common stock and warrants to purchase 30 shares of common stock held by Thomas H. Lee Investors Limited Partnership (“THLILP”); and 399,727 shares of common stock and warrants to purchase 11,585 shares of common stock held by other affiliates of Thomas H. Lee Partners, L.P. Also includes 1,248,295 shares of common stock and warrants to purchase 39,374 shares of common stock held by CLI/THLEF IV Vertis LLC (“CLI/THLEF”).

(3)          Includes 925,225 shares of common stock held by Evercore Capital Partners L.P. (“Evercore Capital”); 222,199 shares of common stock held by Evercore Capital Partners (NQ) L.P. (“Evercore Capital NQ”); and 966,991 shares of common stock controlled by EBF Group LLC (“EBF”), which include 243,936 shares of common stock held by Evercore Capital Offshore Partners L.P., 30,262 shares of common stock held by Evercore Co-Investment Partnership L.P., 277,117 shares of common stock held by Aetna Life Insurance Company and 415,676 shares of common stock held by Capital Communications CDPQ Inc.

(4)          Includes rights entitling Mr. Durbin to 6,002 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings and 113,613 shares of restricted stock that vest immediately prior to a Liquidity Event.

(5)          Includes rights entitling Mr. Colatriano to 2,335 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings and 36,683 shares of restricted stock that vest immediately prior to a Liquidity Event.

(6)          Includes 52,003 shares of common stock, rights entitling Mr. Roland to 20,466 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings and 55,177 shares of restricted stock that vest immediately prior to a Liquidity Event.

(7)          Director of Vertis Holdings and Vertis; includes 96,495 shares of common stock and warrants to purchase 2,795 shares of common stock which are currently exercisable and owned directly by Mr. Lee; 16,391 shares of common stock and warrants to purchase 517 shares of common stock held by CLI/THLEF, which represent Mr. Lee’s pro rata ownership of those entities. Also includes the 6,135,560 shares of common stock and warrants to purchase 177,906 shares of common stock held by Fund IV; 212,097 shares of common stock and warrants to purchase 6,149 shares of common stock held by Foreign IV; 595,905 shares of common stock and warrants to purchase 17,278 shares of common stock held by Foreign IV-B; and 1,032 shares of common stock and warrants to purchase 30 shares of common stock held by THLILP. Mr. Lee disclaims beneficial ownership of the shares held by Fund IV, Foreign IV, Foreign IV-B and THLILP except to the extent of his pecuniary interest therein.

(8)          Director of Vertis Holdings and Vertis; includes 17,899 shares of common stock and warrants to purchase 519 shares of common stock which are currently exercisable and owned directly by Mr. DiNovi; and 3,042 shares of common stock and warrants to purchase 96 shares of common stock held by CLI/THLEF, which represent Mr. DiNovi’s pro rata ownership of those entities. Also includes the 6,135,560 shares of common stock and warrants to purchase 177,906 shares of common stock held by Fund IV; 212,097 shares of common stock and warrants to purchase 6,149 shares of common stock held by Foreign IV; and 595,905 shares of common stock and warrants to purchase 17,278 shares of common stock held by Foreign IV-B. Mr. DiNovi disclaims beneficial ownership of the shares held by Fund IV, Foreign IV, and Foreign IV-B except to the extent of his pecuniary interest therein.

(9)          Director of Vertis Holdings and Vertis; includes 17,899 shares of common stock and warrants to purchase 519 shares of common stock which are currently exercisable and owned directly by Mr. Sperling; 3,042 shares of common stock and warrants to purchase 96 shares of common stock held by CLI/THLEF, which represent Mr. Sperling’s pro rata ownership of those entities. Also includes the 6,135,560 shares of common stock and warrants to purchase 177,906 shares of common stock held by Fund IV; 212,097 shares of common stock and warrants to purchase 6,149 shares of common stock held by Foreign IV; and 595,905 shares of common stock and warrants to purchase 17,278 shares of common stock held by Foreign IV-B. Mr. Sperling disclaims beneficial ownership of the shares held by Fund IV, Foreign IV, and Foreign IV-B except to the extent of his pecuniary interest therein.

(10)   Director of Vertis Holdings and Vertis; includes 1,127 shares of common stock and warrants to purchase 33 shares of common stock which are currently exercisable and owned directly by Mr. Oberg; 192 shares of common stock and warrants to purchase 6 shares of common stock held by CLI/THLEF, which represent Mr. Oberg’s pro rata ownership of those entities. Also includes the 6,135,560 shares of common stock and warrants to purchase 177,906 shares of common stock held by Fund IV; 212,097 shares of common stock and warrants to purchase 6,149 shares of common stock held by Foreign IV; and 595,905 shares of common stock and warrants to purchase 17,278 shares of common stock held by Foreign IV-B. Mr. Oberg disclaims beneficial ownership of the shares held by Fund IV, Foreign IV and Foreign IV-B except to the extent of his pecuniary interest therein.

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

(12)   Director of Vertis Holding and Vertis; includes beneficially owned shares in the amount of 925,225 shares of common stock held by Evercore Capital; 222,199 shares of common stock held by Evercore Capital NQ; and 966,991 shares of common stock controlled by EBF. Mr. Dillon disclaims beneficial ownership of the shares held by Evercore Capital, Evercore Capital NQ and EBF except to the extent of his pecuniary interest therein.

(13)   Director of Vertis Holding and Vertis; includes 5,000 shares of restricted stock that vest immediately prior to a Liquidity Event.

(14)   Includes 208,090 shares of common stock; rights to 28,803 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings, warrants to purchase 4,581 shares of common stock; and 364,461 shares of restricted stock that vest immediately prior to a Liquidity event.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 7, 1999, we entered into consulting agreements commencing January 1, 2000 with each of Thomas H. Lee Capital, LLC (an affiliate of Thomas H. Lee Equity Fund IV, LP, a significant stockholder of Vertis Holdings), THL Equity Advisors IV, LLC (an affiliate of Thomas H. Lee Equity Fund IV, LP), and Evercore Advisors Inc. (an affiliate of Evercore Capital Partners, LP, a significant stockholder of Vertis Holdings). Under each agreement, these parties have agreed to provide us with consulting services on matters involving corporate finance, strategic corporate planning and other management skills and services. The annual fees payable to these parties under these agreements amount to approximately $220,000, $780,000 and $250,000, respectively. Unless otherwise agreed, the consulting agreements with Thomas H. Lee Capital, LLC and THL Equity Advisors IV, LLC expire when certain persons affiliated with THL cease to own at least one third of the number of Vertis Holdings common shares they collectively held immediately after December 7, 1999. The consulting agreement with Evercore Advisors Inc. expires when Evercore Capital Partners, LP and certain of its affiliates cease to own at least one third of the number of Vertis Holdings common shares they collectively held immediately after December 7, 1999. Among our directors of the board, Messrs. Di Novi, Lee, Oberg and Sperling are affiliated with THL and Ms. Burnham and Mr. Dillon are affiliated with ECP. See “Management”.

On December 7, 1999, Vertis Holdings issued to certain of its equity investors $100.0 million aggregate principal amount of 12.0% mezzanine notes as part of a unit including warrants to purchase common stock of Vertis Holdings at the time of Vertis Holdings’ recapitalization. Effective with the closing of the Credit Facility in December 2004, interest will continue to be 13% payable in-kind unless certain conditions set forth in the credit agreement are met. In addition, the bond indentures include covenants that restrict payments from the Company to Vertis Holdings.

In connection with the recapitalization of Vertis Holdings in 1999 and 2000, 44 of our employees, including Messrs. Durbin and Howard among the Named Executive Officers, were granted the option to purchase shares of Vertis Holdings and to finance such purchase through signing full-recourse loans with Vertis Holdings. These loans (the “Management Loans”) bear interest at 8.5% per year and compound quarterly, with the principal and interest due in a lump sum on varying dates up to December 7, 2005. The shares purchased with the Management Loans were held as security for the Management Loans.

On September 5, 2002, the Board of Directors of Vertis Holdings adopted a unanimous written consent offering those employees who had an outstanding Management Loan a one-time option to sell the shares securing the Management Loans back to Vertis Holdings in exchange for the cancellation of the Management Loans. These shares had an assumed fair market value of $31.50 as of September 5, 2002. In addition, Vertis Holdings would forgive the interest that had accrued on the Management Loans to any employee who sold their stock back to Vertis Holdings. The tax consequence, if any, of the interest forgiveness was the responsibility of the employee. Employees eligible for the Vertis’ Executive Incentive Plan were allowed to offset the tax consequences by a partial payment of their 2002 bonus. Substantially all employees holding the Management Loans elected this option. As of December 31, 2003, 111,448 shares of Vertis Holdings had been sold to the Company in exchange for cancellation of the Management Loans and $0.7 million of interest was forgiven.

ITEM 14            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Toumatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of our consolidated annual financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services rendered by Deloitte Entities.

	Year ended December 31,
	2005	2004
	(in thousands)
Audit fees(1)	$1,214	$1,376
Audit-related fees(2)	550	321
Tax fees(3)	631	650
Total fees billed	$2,395	$2,347

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

(2)          Audit-related fees consist mainly of services related to Sarbanes Oxley Section 404 readiness and agreed-upon procedures engagements.

(3)          Tax fees consist of compliance fees for the preparation of the corporate tax returns, assistance with federal tax audit, tax advice and tax planning as well as other miscellaneous services.

Audit Committee Pre-Approval Policies

The audit committee has established pre-approval policies and procedures pursuant to which the audit committee must approve all audit and non-audit engagement fees and terms on a case-by-case basis (other than with respect to de minimis exceptions permitted by the Sarbanes-Oxley Act of 2002). The audit committee is also responsible for considering, to the extent applicable, whether the independent auditors’ provision of other non-audit services to the Company is compatible with maintaining the independence of the independent auditors. In accordance with the pre-approval policies and procedures of the audit committee, the Company’s management is authorized to retain the independent auditors to provide audit related services in addition to the annual audit, including services related to SEC filings, accounting and reporting research and consultations, internal control reviews, quarterly reviews, benefit plan audits, consultations as to regulatory issues regarding benefit plans, statutory audits of subsidiaries, attest services, acquisition due diligence services and corporate and subsidiary tax compliance and consulting services. Any additional services must be specifically pre-approved on an individual basis by the audit committee prior to the engagement of the independent auditor. The authority for such pre-approval may be delegated to one or more designated members of the audit committee with any such pre-approval reported to the audit committee at its next regularly scheduled meeting.

All services provided by Deloitte Entities in fiscal 2005 were pre-approved by the audit committee or its designee.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

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
4.1

Indenture, dated as of June 24, 2002, among Vertis, Inc., (the “Company”), as Issuer, the Company’s subsidiaries listed on the signature pages thereof (the “Subsidiary Guarantors”) and the Bank of New York, as trustee.**

4.2	Indenture, dated as of June 6, 2003 (the “Indenture”), among the Company as Issuer, the Subsidiary Guarantors and the Bank of New York, as Trustee.***
4.3

U.S. Security Agreement, dated December 7, 1999 and amended and restated as of June 6, 2003, among the Company, the Subsidiary Guarantors, Vertis Holdings, Inc. and certain of its subsidiaries listed on the signature page thereto, and GE Capital, as Collateral Agent #

10.1

$200,000,000 Credit Agreement dated December 22, 2004 by and among Vertis, Vertis Limited, Vertis Digital Services Limited, General Electric Capital Corporation, GECC Capital Markets Group, Inc., Bank of America, N.A. and the other lenders and credit parties named therein.^

10.2

Limited Consent and Amendment No. 1 to Credit Agreement, dated as of October 3, 2005 by and among Vertis, Vertis Limited and Vertis Digital Services Limited, as Borrowers, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders and the other Lenders.****

10.3

Amendment No. 2 to Credit Agreement, dated as of November 22, 2005 by and among Vertis and Vertis Digital Services Limited, as Borrowers, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.****

10.4

Limited Consent and Amendment No. 3 to Credit Agreement, dated as of December 12, 2005 by and among Vertis and Vertis Digital Services Limited, as Borrowers, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.****

10.5

Termination Agreement, dated November 25, 2005, by and among Manufacturers and Traders Trust Company, not individually but solely as trustee under the Amended and Restated Indenture and Servicing Agreement dated as of December 9, 2002, Vertis Receivables LLC and Vertis, Inc.****

10.6

Receivables Sale and Servicing Agreement dated November 25, 2005 by and among Each of the Entities Party Hereto From Time to Time as Originators, Vertis Receivables II, LLC as Buyer and Vertis, Inc. as Servicer.****

10.7

Receivables Funding Administration Agreement dated as of November 25, 2005 by and among Vertis Receivables II, LLC, as Borrower, the Financial Institutions Signatory Hereto From Time to Time, as Lenders, and General Electric Capital Corporation, as a Lender, as Swing Line Lender and as Administrative Agent.****

10.8	Annex X to Receivables Sale and Servicing Agreement and Receivables Funding Administration Agreement dated as of November 25, 2005.****
10.9	Stock Purchase Agreement dated September 18, 2002 by and between Vertis Holdings and Dean D. Durbin.*†
10.10	Stock Purchase Agreement dated September 20, 2002 by and between Vertis Holdings and John V. Howard, Jr.*†
10.11	Stock Purchase Agreement dated September 24, 2002 by and between Vertis Holdings and Catherine S. Leggett.*†
10.12	Stock Purchase Agreement dated September 16, 2002 by and between Vertis Holdings and Adriaan Roosen.*†
10.13	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and Donald Roland.#†
10.14	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and Dean D. Durbin.#†
10.15	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and Herbert W. Moloney III.#†
10.16	Service Agreement dated August 31, 2003 by and between Vertis Digital Services Limited and Adriaan Roosen.#†
10.17	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and John Howard.#†
10.18	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and Catherine Leggett.†^
10.19	Memo of Understanding dated August 15, 2003 by and between Vertis and Thomas Zimmer.#†
10.20	Memo of understanding dated August 15, 2003 by and between Vertis and David Colatriano.^†
10.21	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Dean D. Durbin.^†
10.22	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc. to Dean D. Durbin.†^
10.23	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and John V. Howard, Jr.†^
10.24	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc. to John V. Howard, Jr.†^
10.25	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Catherine S. Leggett.†^
10.26	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc. to Catherine S. Leggett.†^

10.27	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Herbert W. Moloney III.†^
10.28	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc. to Herbert W. Moloney III.†^
10.29	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Donald E. Roland.†^
10.30	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc. to Donald E. Roland.†^
10.31	Nil Cost Option Agreement dated July 27, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Adriaan Roosen.†^
10.32	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc. to Adriaan Roosen.†^
10.33	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and David P. Colatriano.†^
10.34	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc. to David P. Colatriano.†^
10.35	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Thomas R. Zimmer.†^
10.36	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc. to Thomas R. Zimmer.†^
10.37	Employment Agreement dated October 13, 2004 by and between Vertis and Joe. M Scott.†^
10.38	Restricted Stock Agreement dated November 1, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Joe M. Scott.†^
10.39

Memo of Understanding dated November 6, 2004 by and between Vertis and Herbert W. Moloney III amending Mr. Moloney’s Employment Agreement dated August 31, 2003, and filed as Exhibit 10.44 to Vertis’ 2003 Annual Report on Form 10-K.†^

10.40

Memo of Understanding dated November 6, 2004 by and between Vertis and Herbert W. Moloney III amending Mr. Moloney’s Employment Agreement dated August 31, 2003 and filed as Exhibit 10.44 to Vertis’ 2003 Annual Report on Form 10-K.†^

10.41

Memo of Understanding dated November 12, 2004 by and between Vertis and Dean D. Durbin amending Mr. Durbin’s Employment Agreement dated August 31, 2003 and filed as Exhibit 10.43 to Vertis’ 2003 Annual Report on Form 10-K.†^

10.42	Employment Agreement dated January 11, 2005 by and between Vertis and Gary L. Sutula.†^
10.43	Employment Agreement dated March 3, 2005 by and between Vertis and Ann M. Raider.†****
10.44	Termination Agreement dated November 9, 2005 by and between Vertis Digital Services Limited and Adriaan Roosen.†****
10.45	Letter Agreement dated March 9, 2006 amending Employment Agreement dated August 31, 2003 by and among Vertis, Vertis Holdings and Dean D. Durbin.†****
10.46	Executive Incentive Plan for Vertis Executives dated March 1, 2005.†****
10.47	Employee Incentive Plan for Vertis Executives dated February 1, 2006.†****

10.48	Vertis Holdings, Inc. 1999 Equity Award Plan****
10.49	Unanimous Written Consent of the Board of Directors of Vertis Holdings, Inc. changing the name of the Equity Award Plan to Vertis Holdings, Inc. 1999 Equity Award Plan****
12.1	Statement re computation of ratios of earnings to fixed charges.****
14.1	Code of Ethics.#
21.1	List of subsidiaries of Vertis, Inc.****
31.1	Certification of Dean D. Durbin, President and Chief Executive Officer, dated March 27, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****
31.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated March 27, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.****
32.1	Certification of Dean D. Durbin, President and Chief Executive Officer, dated March 27, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****
32.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated March 27, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.****

*	Incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
**	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-4 (No. 333-97721).
***	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-4 (No. 333-106435).
****	Filed herewith.
#	Incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
^	Incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
†	This exhibit is a management contract or a compensatory plan or arrangement.

VERTIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Vertis, Inc. and Subsidiaries:
Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of Vertis, Inc. and Subsidiaries (the “Company”), a wholly-owned subsidiary of Vertis Holdings, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule referred to in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vertis, Inc. and Subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Baltimore, Maryland
March 23, 2006

Vertis, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31,	2005	2004
	In thousands, except per share amounts
ASSETS
Current Assets:
Cash and cash equivalents	$1,828	$2,638
Accounts receivable, net	151,406	142,818
Inventories, net	52,434	42,747
Maintenance parts, net	20,500	21,017
Prepaid expenses and other current assets	9,027	9,334
Assets held for sale		40,558
Total current assets	235,195	259,112
Property, plant and equipment, net	336,665	359,617
Goodwill	249,683	246,854
Deferred financing costs, net	20,755	26,815
Other assets, net	30,341	24,537
Assets held for sale		132,860
Total assets	$872,639	$1,049,795
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$231,426	$228,280
Compensation and benefits payable	37,773	37,127
Accrued interest	14,110	13,413
Accrued income taxes	2,347	10,427
Other current liabilities	23,603	18,070
Liabilities held for sale		24,533
Total current liabilities	309,259	331,850
Due to parent	7,898	7,410
Long-term debt	1,049,059	1,024,042
Other long-term liabilities	32,301	35,053
Total liabilities	1,398,517	1,398,355
Stockholder’s deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,689	409,059
Accumulated deficit	(926,895)	(753,661)
Accumulated other comprehensive loss	(8,672)	(3,958)
Total stockholder’s deficit	(525,878)	(348,560)
Total liabilities and stockholder’s deficit	$872,639	$1,049,795

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Consolidated Statements of Operations

Year Ended December 31,	2005	2004	2003
	In thousands
Net sales	$1,510,288	$1,506,839	$1,448,475
Operating expenses:
Costs of production	1,166,708	1,160,473	1,109,650
Selling, general and administrative	156,103	160,765	165,775
Restructuring charges	17,119	4,501	14,649
Depreciation and amortization of intangibles	64,731	67,456	76,262
	1,404,661	1,393,195	1,366,336
Operating income	105,627	113,644	82,139
Other expenses (income):
Interest expense, net	128,821	132,809	136,557
Other, net	7,653	47,685	(5,760)
	136,474	180,494	130,797
Loss from continuing operations before income tax (benefit) expense and cumulative effect of accounting change	(30,847)	(66,850)	(48,658)
Income tax (benefit) expense	(8,007)	(65,934)	48,554
Loss from continuing operations before cumulative effect of accounting change	(22,840)	(916)	(97,212)
Discontinued operations:
(Loss) income from discontinued operations	(148,790)	(10,217)	1,287
Cumulative effect of accounting change	1,600
Net loss	$(173,230)	$(11,133)	$(95,925)

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Consolidated Statements of Stockholder’s Deficit

					Accumulated
					Other
		Common	Contributed	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total
	In thousands, except where otherwise noted
Balance at January 1, 2003	1	$ —	$ 408,965	$ (646,579)	$ (12,378)	$ (249,992)
Net loss				(95,925)		(95,925)
Currency translation adjustment					3,037	3,037
Minimum pension liability adjustment, net of income tax benefit of $1.0 million					(1,436)	(1,436)
Fair value adjustment of interest rate swap, net of income tax provision of $1.0 million					2,127	2,127
Comprehensive loss						(92,197)
Other			(1)	(8)		(9)
Balance at December 31, 2003	1	—	408,964	(742,512)	(8,650)	(342,198)
Net loss				(11,133)		(11,133)
Currency translation adjustment					5,962	5,962
Minimum pension liability adjustment					(1,270)	(1,270)
Comprehensive loss						(6,441)
Dividends to parent				(15)		(15)
Capital contributions by parent			95			95
Other				(1)		(1)
Balance at December 31, 2004	1		409,059	(753,661)	(3,958)	(348,560)
Net loss (1)				(173,230)		(173,230)
Currency translation adjustment (1)					(4,294)	(4,294)
Minimum pension liability adjustment					(420)	(420)
Comprehensive loss						(177,944)
Dividends to parent				(4)		(4)
Capital contributions by parent			660			660
Other			(30)			(30)
Balance at December 31, 2005	1	$ —	$ 409,689	$ (926,895)	$ (8,672)	$ (525,878)

(1)          Includes a $1.4 million reclassification adjustment related to a translation gain realized upon the sale of the Company’s Europe segment (see Note 4).

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31,	2005	2004	2003
	In thousands
Cash Flows from Operating Activities:
Net loss	$(173,230)	$(11,133)	$(95,925)
Adjustments for discontinued operations	148,790	10,217	(1,287)
Net loss from continuing operations	(24,440)	(916)	(97,212)
Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	64,731	67,456	76,262
Amortization of deferred financing costs	7,265	7,831	8,045
Restructuring charges	17,119	4,501	14,649
Write-off of deferred financing fees		1,788	10,958
Cumulative effect of accounting change	1,600
Loss on termination of leasehold interest		44,012
Deferred income taxes		(66,733)	47,322
Other non-cash income and expense, net	12,200	7,207	7,401
Changes in operating assets and liabilities (excluding effect of acquisitions and dispositions):
(Increase) decrease in accounts receivable	(14,361)	7,340	7,788
Increase in inventories	(9,687)	(4,970)	(2,052)
(Increase) decrease in prepaid expenses and other assets	(5,537)	3,815	(4,148)
(Decrease) increase in accounts payable and other liabilities	(36,890)	(15,435)	15,242
Net cash provided by continuing operating activities	12,000	55,896	84,255
Net (loss) income from discontinued operations	(148,790)	(10,217)	1,287
Change in net assets of discontinued operations held for sale	142,483	1,866	3,504
Net cash (used in) provided by discontinued operations	(6,307)	(8,351)	4,791
Net cash provided by operating activities	5,693	47,545	89,046
Cash Flows from Investing Activities:
Capital expenditures	(40,168)	(43,731)	(37,296)
Software development costs capitalized	(2,032)	(1,905)	(2,899)
Proceeds from sale of property, plant and equipment	1,021	808	2,894
Proceeds from sale of subsidiaries, net	2,361
Proceeds from termination of leasehold interest		31,068
Acquisition of business, net of cash acquired	(3,430)		(93)
Investing activities of discontinued operations	(1,517)	(5,232)	(3,509)
Net cash used in investing activities	(43,765)	(18,992)	(40,903)
Cash Flows from Financing Activities:
Issuance of long-term debt			340,714
Issuance of long-term debt under new revolving credit facility		103,294
Repayment of debt under prior revolving credit facility		(102,932)
Net borrowings (repayments) under revolving credit facilities	15,049	(57,883)	(85,300)
Repayments of long-term debt	(6)	(74)	(310,474)
Deferred financing costs	(1,204)	(5,605)	(12,846)
Increase in outstanding checks drawn on controlled disbursement accounts	15,030	13,976	12,784
Dividends to parent	(4)	(15)
Capital contributions by parent		95
Distributions from (advances to) parent	1,150	(47)	(375)
Financing activities of discontinued operations	9,317	19,583	2,321
Net cash provided by (used in) financing activities	39,332	(29,608)	(53,176)
Effect of exchange rate changes on cash	(2,070)	1,610	1,381
Net (decrease) increase in cash and cash equivalents	(810)	555	(3,652)
Cash and cash equivalents at beginning of year	2,638	2,083	5,735
Cash and cash equivalents at end of year	$1,828	$2,638	$2,083

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION

Principles of Consolidation—The consolidated financial statements include those of Vertis, Inc., and its subsidiaries (together, the “Company”). All significant intercompany balances and transactions have been eliminated.

Ownership—The Company is a wholly-owned subsidiary of Vertis Holdings, Inc. (“Vertis Holdings”).

Business—The Company is a leading provider of targeted advertising, media and marketing services. The Company operates in two segments: Advertising Inserts and Direct Mail. Additionally, the Company provides other services which will be referred to as “Corporate and Other” for discussion in these financial statements (see Note 21).

Use of Estimates—The Company’s management must make estimates and assumptions in preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Reclassifications—Certain amounts for prior periods have been reclassified to conform to the current period presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—The Company provides a wide variety of print and print related services and products for specific customers, primarily under contract. Revenue is not recognized until the earnings process has been completed. Print revenue is recognized when the product is shipped (see Note 3). Revenue from premedia operations is recognized upon the completion of orders. Unbilled receivables are recorded for completed services or products which remain unbilled as of the period end.

The Company charges customers for shipping and handling charges. The amounts billed to customers are recorded as net sales and actual charges paid by the Company are included in costs of production in the consolidated statements of operations.

Cash and Cash Equivalents—Cash equivalents include all investments with initial maturities of 90 days or less. As the Company’s cash management program utilizes zero-balance accounts, book overdrafts in these accounts are reclassified as current liabilities, and the fluctuation within these accounts is shown as the change in outstanding checks drawn on controlled disbursement accounts in the financing section of the Company’s consolidated statements of cash flows.

Inventories—Inventories are recorded at the lower of cost or market determined primarily on the first-in, first-out method.

Maintenance Parts—The Company maintains a supply of maintenance parts, primarily cylinders, drive motors, rollers and gear boxes, which are classified as current assets on the Company’s consolidated balance sheets with the long-term portion included in Other assets, net.

Long-lived Assets—Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the assets’ estimated useful lives, or when applicable, the terms of the leases, if shorter.

The Company evaluates the recoverability of its long-lived assets, including property, plant and equipment and intangible assets, when there are changes in economic circumstances or business objectives that indicate the carrying value may not be recoverable. The Company’s evaluations include estimated future cash flows, profitability and estimated future operating results and other factors determining fair value. As these assumptions and estimates may change over time, it may or may not be necessary to record impairment charges.

Software development costs incurred for software intended to be licensed to others are expensed until technological feasibility is determined, after which costs are capitalized until the product is ready for general release and sale. These costs are amortized over one to five-year lives beginning at the respective release dates.

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

Goodwill—Goodwill is accounted for under the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the provisions of this statement, the Company’s goodwill is tested for impairment on an annual basis. The Company elected January 1 of each year as the annual test date. Each of the Company’s reporting units is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. See Note 4 for discussion of the Europe impairment loss recorded in 2005. No impairment of goodwill was noted in 2004 and 2003.

Income Taxes—Income taxes are accounted for under the asset and liability method as outlined in SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards.

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

Long-Term Debt (Excluding Revolving Credit Facility)—The fair value of the senior secured second lien notes, with a principal amount of $350.0 million, approximated $363 million and $380 million at December 31, 2005 and 2004, respectively. The fair value of the senior unsecured notes, with a principal amount of $350.0 million, approximated $346 million and $380 million at December 31, 2005 and 2004, respectively. The aggregate fair value of the remaining debt outstanding at December 31, 2005 and 2004 approximated $240 million and $310 million, respectively.

Stock Based Compensation—Employees of the Company participate in Vertis Holdings’ 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. Up until December 31, 2003, only options had been granted under the Stock Plan. In 2004, employees holding options were given the opportunity to exchange their outstanding eligible options for either restricted stock (U.S. - based employees) or Nil Cost Options (U.K.- based employees) as outlined in the exchange offer. All but approximately 21,904 of the options were exchanged and restricted shares and nil cost options were issued pursuant to the exchange offer. In conjunction with the sale of the Company’s European segment (see Note 4), as of December 31, 2005, all nil cost options were cancelled. See Note 16, “Vertis Holdings Stock Award and Incentive Plan”, for further discussion. The Company accounts for the Stock Plan under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Approximately $0.1 million of employee compensation cost is reflected in net income in 2005. For the 7,618 options outstanding under the Stock Plan at December 31, 2005, variable accounting is being applied.

The following table summarizes the effect of accounting for these awards as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” had been applied. There was no expense recorded in 2004.

	2005	2004	2003
	(in thousands)
Net loss:
As reported	$(173,230)	$(11,133)	$(95,925)
Deduct: total stock-based compensation determined under fair value based method for all awards, net of tax	(7)	(11)	(1,100)
Proforma	$(173,237)	$(11,144)	$(97,025)

Concentration of Credit Risk—The Company provides services to a wide range of clients who operate in many industry sectors in varied geographic areas. The Company grants credit to all qualified clients and does not believe that it is exposed to undue concentration of credit risk to any significant degree.

New Accounting Pronouncements—In December 2004, the FASB issued SFAS 123R, “Share-Based Payments”, which requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their grant date fair values. The proforma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, companies must determine the transition method, either retroactive or prospective, to be used at the date of adoption; the appropriate fair value model to be used for valuing share-based payments; and the amortization method for compensation cost. The provisions of this Statement shall be effective for the Company in the reporting period beginning January 1, 2006. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial position.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations”, an interpretation of FASB Statement No. 143. FIN 47 requires that companies recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company adopted FIN 47 on December 31, 2005 and as a result recorded a $1.6 million cumulative effect of accounting change (see the Company’s consolidated statement of operations). Proforma amounts for prior years are not presented as the impact on the Consolidated Statement of Operations would be insignificant and the cumulative effect would not be significantly different from the current year’s cumulative effect.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133 and 140” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is not able to assess at this time the future impact of this Statement on its consolidated financial position or results of operations.

3.   SUMMARY OF ACCOUNTING REVISIONS

In 2005, the Company revised its revenue recognition policy for printed materials to recognize revenue when product is shipped. Previously revenue was recorded when these materials were completed and off-press. This revision resulted in a $12.7 million decrease in revenue and a $2.9 million increase in loss from continuing operations for the year ended December 31, 2005.

Based on a complete physical inventory of maintenance parts in 2005, the Company determined that it should have capitalized all maintenance parts, rather than just those assets that exceeded the Company’s previous $100 minimum threshold for capitalization. As a result, the Company recorded $6.2 million of maintenance part assets in 2005 that had not been capitalized previously. The recording of these assets decreased cost of production expenses and net loss for the year ended December 31, 2005 by $6.2 million.

4.   DISCONTINUED OPERATIONS

During the third quarter of 2005, the Company determined to account for the operations of its European segment as a discontinued operation. The Company decided to sell the two divisions in this segment primarily because each has incurred operating losses in the past two years and neither was deemed a fit within the Company’s overall strategy. The direct mail division of this segment was sold on October 3, 2005 and the premedia division of this segment was sold on December 14, 2005.

Selected results of the Company’s European segment, which are included in the Loss from Discontinued Operations on the Condensed Consolidating Statements of Operations, are presented in the following table. No taxes were recorded in this segment due to pretax losses and tax benefits being offset by deferred tax valuation allowances, see Note 13. Interest was not allocated to discontinued operations as the divestiture of the European business was on a debt-free basis. Prior year financial statements have been restated.

	2005		2004	2003
	(in thousands)
Net sales	$99,982		$138,583	$137,435
(Loss) income from operations	$(147,238	)(1)	$(10,217)	$1,287
Loss on sale of discontinued operations	(1,552	)(2)
(Loss) income from discontinued operations	$(148,790)		$(10,217)	$1,287

(1)          Includes $136.2 million of other impairment charges, as discussed below, and write-downs of long-lived assets recorded prior to the sale.

(2)          The loss on sale of discontinued operations is net of the costs incurred to sell the Europe segment.

The current assets and liabilities of the discontinued operations are presented separately under the captions “Assets held for sale” and “Liabilities held for sale,” respectively, in the accompanying Condensed Consolidated Balance Sheet at December 31, 2004. The components of these balance sheet line items are specified in the discontinued operations’ balance sheet as follows:

December 31,
2004
(in thousands)
Assets held for sale—Current:
Accounts receivable, net	$ 35,836
Inventory	1,850
Other current assets	2,872
Total current assets held for sale	$ 40,558
Assets held for sale—Long term:
Property, plant and equipment	19,821
Goodwill	113,010
Other long-term assets	29
Total long-term assets held for sale	$ 132,860
Liabilities held for sale:
Accounts payable	15,625
Accrued expenses and other current liabilities	8,908
Total liabilities held for sale	$ 24,533

As a result of the Company’s impairment testing, the Company recorded an impairment loss of $111.2 million at its Europe segment to reduce the carrying value of goodwill to its implied fair value. See Note 2 for discussion of the Company’s goodwill accounting policy. In addition, as a result of the conclusion of a direct mail contract within our Europe segment, long-lived assets with a carrying value of $1.2 million were deemed impaired and written off in the second quarter of 2005. The Company also recorded a $23.8 million loss to write-down the carrying value of the remaining long-lived assets of its discontinued operations to their estimated fair values, less cost to sell. These impairment losses are shown as discontinued operations for the year ended December 31, 2005.

5.   RESTRUCTURING

In 2005 the Company began a restructuring program (the “2005 Program”) aimed at regionalizing and streamlining operations to capitalize on operating efficiencies and improve productivity and consistency, and reducing the Company’s overall cost base. The 2005 Program included reductions in work force of approximately 490 employees; the closure of six premedia facilities, one advertising inserts warehouse, and two advertising inserts regional offices, some of which are associated with the consolidation of operations; and the transfer of certain positions. The Company estimates the costs associated with actions taken under the 2005 Program to be $19.9 million (net of estimated sublease income of $1.3 million), approximately all of which were recorded in 2005. The execution of the 2005 Program is complete as of December 31, 2005. Included in the 2005 Program, are restructuring costs of $3.5 million related to reductions in workforce of approximately 130 employees in the Company’s Vertis Europe segment. These costs are included in the loss from discontinued operations on the Company’s condensed consolidated statement of operations (see Note 4).

Liabilities for severance costs related to future restructurings are not accrued as the amounts cannot be reasonably estimated. The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency. It is likely that the Company will incur additional restructuring costs in 2006 in an on-going effort to achieve these objectives.

In the year ended December 31, 2005, under the 2005 Program, the Advertising Inserts segment recorded $7.0 million in severance and related costs associated with the elimination of approximately 186 positions and $0.8 million in facility closure costs associated with the closure of two regional offices and one warehouse. The Direct Mail segment recorded $2.0 million in severance and related costs in 2005 associated with the elimination of approximately 33 positions.  Corporate and Other recorded $5.1 million in severance and related costs in 2005 associated with the elimination of approximately 91 positions and $1.7 million in facility closure costs associated with the closure of six premedia facilities offset by $0.1 million in gains from the sale of assets related to the closure of one of the premedia facilities. Additionally, $0.7 million in costs were recorded in the first quarter of 2005 related to the amendment of an executive level employment agreement announced in 2004, as discussed below.

Included in the 2005 segment severance amounts above are approximately $2.5 million of aggregate severance costs allocated to the segments based on percentages established by management. These severance costs are related to the elimination of approximately 50 shared services positions for which the costs are allocated to the segments on a monthly basis.

In 2004, the Advertising Inserts segment recorded $0.2 million in severance costs. Corporate and Other recorded $0.3 million in severance costs due to headcount reductions of approximately 50 employees, and $3.5 million in facility closure costs. These costs were associated with the 2003 Program discussed below. Additionally, in 2004 the Company announced an amendment of an executive level employment agreement resulting in an estimated cost of $1.2 million. Corporate and Other recorded $0.5 million in restructuring costs in 2004 related to this amendment. Europe recorded $2.4 million in restructuring costs in 2004, which are included in the loss from discontinued operations on the Company’s consolidated statement of operations.

The Company began a restructuring program in the U.S. and the U.K. in the third quarter of 2003 (the “2003 Program”), the execution of which was complete as of June 2004. The 2003 Program included the closure of facilities, some of which were associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. As of December 31, 2004, costs associated with the 2003 Program were $19.2 million (net of estimated sublease income of $7.7 million) of which approximately $3.0 million are non-cash costs. The European portion of the 2003 Program was complete as of December 31, 2003. The North American portion of the 2003 Program was complete as of the second quarter of 2004, however an adjustment to restructuring expense of $3.0 million was made in December 2004 as the amount of facility closure costs expected to be paid was recalculated based on a revised assumption of estimated sublease income.

In 2003 the Advertising Inserts segment and the Direct Mail segment recorded, under the 2003 Program, $0.7 million and $0.2 million in severance costs, due to headcount reductions of approximately 20 employees each, respectively. Also under the 2003 Program, Corporate and Other recorded $3.9 million in severance costs due to headcount reductions of approximately 160 employees, $6.9 million in facility closure costs and $3.0 million in asset write-offs related to the closure of five facilities. Europe recorded $0.6 million in restructuring costs in 2003, which are included in the loss from discontinued operations on the Company’s consolidated statement of operations.

The significant components of the restructuring and asset impairment charges were as follows:

	Severance	Asset Write	Facility
	and Related	Off & Disposal	Closing	Other
	Costs	Costs	Costs	Costs	Total
	(in thousands)
Balance at January 1, 2003	$ 2,073	$ 2,019	$ 6,328	$ 850	$ 11,270
Restructuring charges in 2003	4,773	2,965	6,911		14,649
Restructuring payments and usage in 2003	(5,046)	(4,984)	(3,934)	(325)	(14,289)
Balance at December 31, 2003	1,800	—	9,305	525	11,630
Restructuring charges in 2004	960	35	3,506		4,501
Restructuring payments and usage in 2004	(2,016)	(35)	(5,939)	50	(7,940)
Balance at December 31, 2004	744		6,872	575	8,191
Restructuring charges in 2005	14,748	(109)	2,480 (1)		17,119
Restructuring payments and usage in 2005	(12,572)	109	(3,557)	(575)	(16,595)
Balance at December 31, 2005	$ 2,920	$ —	$ 5,795	$ —	$ 8,715

(1)          Includes accretion expense of $0.3 million.

Accrued restructuring reserves total approximately $8.7 million at December 31, 2005. The Company expects to pay approximately $5.4 million of the accrued restructuring costs during the next year, and the remainder, approximately $3.3 million, by 2011. The portion of this accrual attributable to facility closing costs is recorded net of estimated sublease income at its present value. Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

The restructuring charges are comprised of the following:

	2005	2004	2003
	(in thousands)
Charges requiring cash payments	$ 17,228	$ 4,466	$ 11,684
(Gain) loss on asset disposals in closed locations	(109)	35	2,965
	$ 17,119	$ 4,501	$ 14,649

6.   ACQUISITIONS

On January 20, 2005, the Company acquired Elite Mailing and Fulfillment Services, Inc. (“Elite”) for $3.4 million. Elite is a full-service lettershop and mail presorting facility based in Bellmawr, New Jersey. Elite has been a strategic partner of Vertis since 1996, providing lettershop and fulfillment services.

On June 10, 2003, the Company acquired the sales, marketing and media planning assets of The Newspaper Network, Inc. (collectively, “TNN”) by assuming the working capital deficit of approximately $4.3 million. The Newspaper Network, Inc. is a national sales and marketing company that provides a wide variety of print advertising services specializing in the planning, pricing and placement of newspaper advertising throughout the United States.

Goodwill arising in connection with the Elite acquisition and the TNN acquisition was approximately $2.8 million and $1.1 million, respectively.  Goodwill is calculated as the excess of the liabilities assumed over the fair value of the net assets acquired. The financial results of Elite and TNN are included in the Company’s consolidated financial statements from the date of acquisition.

The following unaudited pro forma information reflects the Company’s results adjusted to include Elite as though the acquisition had occurred at the beginning of 2004 and TNN as though the acquisition had occurred at the beginning of 2003.

	Twelve months ended
	December 31,
	2005	2004	2003
	(in thousands)
Net sales	$ 1,510,329	$ 1,507,601	$ 1,453,632
Loss from continuing operations before cumulative effect of accounting change	(22,859)	(1,086)	(96,999)
Net loss	(173,249)	(11,303)	(96,138)

7.   ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	2005		2004
	(in thousands)
Trade—billed	$ 125,889		$ 116,197
Trade—unbilled	17,355	(1)	23,722
Other receivables	9,725		6,242
	152,969		146,161
Allowance for doubtful accounts	(1,563)		(3,343)
	$ 151,406		$ 142,818

(1)          Reduced by a $12.7 million adjustment related to the revision to the Company’s revenue recognition policy (see  Note 3).

In December 2002, the Company entered into a three-year agreement, due to expire on November 30, 2005, to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. (the “2002 Facility”) through the issuance of $130.0 million variable rate trade receivable backed notes. In November 2005, the Company entered into a new $130 million three-year revolving trade receivables facility (the “A/R Facility”) terminating in December 2008. Funds advanced pursuant to the A/R Facility were used by the Company to pay off the remaining obligations under and terminate the 2002 Facility.

Under the A/R Facility, as well as the 2002 Facility previously in place, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $3.0 million and $3.2 million in 2005 and 2004, respectively. These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections. Additional deductions may be made if the Company fails to maintain a consolidated Compliance EBITDA (as defined in Note 11) of at least $180 million for any rolling four fiscal quarter period. In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $160 million. There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility.

At December 31, 2005 and 2004, accounts receivable of $130.0 million had been sold under both the A/R Facility and the 2002 Facility, respectively, and as such are reflected as reductions of accounts receivable. At December 31, 2005 and 2004, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $71.8 million and $58.0 million, under the A/R Facility and the 2002 Facility respectively, which is included in Accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,595.7 million and $1,558.4 million in 2005 and 2004, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points under the A/R Facility and 90 basis points under the 2002 Facility. The Company also pays an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances. The loss on sale, which approximated the fees, totaled $5.2 million in 2005, $3.1 million in 2004 and $2.6 million in 2003, and is included in Other, net.

8.   INVENTORIES

Inventories consisted of the following:

	2005		2004
	(in thousands)
Paper	$ 31,054		$ 29,574
Work in process	3,611		5,324
Finished goods	9,757	(1)
Ink and chemicals	3,743		3,444
Other	4,269		4,405
	$ 52,434		$ 42,747

(1)          Amount represents adjustment associated with the revision to the Company’s revenue recognition policy (see  Note 3).

9.   PROPERTY, PLANT AND EQUIPMENT

The components and useful lives of property, plant and equipment were:

	Estimated
	Useful Life
	(Years)	2005	2004
	(in thousands)
Land		$ 8,491	$ 8,491
Machinery and equipment	5 to 15	649,774	643,386
Buildings and leasehold improvements	1 to 40	89,587	90,047
Furniture and fixtures	3 to 10	112,018	104,649
Internally developed computer software	3 to 5	18,953	16,920
Vehicles	3 to 5	1,159	1,242
Construction in progress and deposits on equipment purchases		21,187	21,868
		901,169	886,603
Accumulated depreciation and amortization		(564,504)	(526,986)
		$ 336,665	$ 359,617

10.   INVESTMENTS

The Company had two subsidiaries which were special purpose limited liability companies (“LLCs”) that were the head lessees and sub-lessors in two lease-leaseback transactions entered into in 1998. Under these transactions, buildings with estimated useful lives of 65 years were leased by the LLCs for terms of 57 years (the “Headleases”) and subleased by the LLCs to the lessors for terms of 52 years (the “Subleases”). Under the guidelines of SFAS No. 13, “Accounting for Leases,” the Headleases qualified as capital leases and the Subleases qualified as leveraged leases. The Company’s investments represented approximately 24% of the buildings’ combined leasehold values, while the balance was furnished by third-party financing in the form of long-term debt that provided no recourse against the LLCs or the Company, but was secured by first liens on the properties.

On September 14, 2004, the Company entered into a termination and release agreement with the headlessor/sublessee whereby the Company terminated its leasehold interest in the properties. The Company received net proceeds of approximately $31 million, after transaction expenses, from one of the third parties that was financing the original arrangement. As a result of the transaction, the Company recorded a non-cash loss related to the termination and release of $44.0 million, which is included in Other, net in 2004, and a tax benefit of $66.7 million (see Note 13).

Other, net includes $1.0 million of income earned on the leveraged lease investments in 2004, prior to the termination of the leasehold interest, and $1.5 million in 2003.

11.   LONG-TERM DEBT

Long-term debt consisted of the following in the order of priority:

	2005	2004
	(in thousands)
Revolving credit facility (due December 2008)	$69,864	$48,801
9 3/4% senior secured second lien notes, net of discount (due April 2009)	344,827	343,235
10 7/8% senior notes, net of discount (due June 2009)	348,756	348,399
13 1/2% senior subordinated notes (due December 2009)	293,495	293,495
Discount—13 1/2% senior subordinated credit facility	(7,883)	(9,895)
Other notes		7
	$1,049,059	$1,024,042

On December 22, 2004, the Company entered into a $200 million, four-year revolving credit agreement (the “Credit Facility”) consisting of a revolving credit facility of up to $200 million that provides for issuances of up to $45 million in letters of credit. The Credit Facility matures December 22, 2008 with no repayment of principal until maturity.

The maximum availability under the Credit Facility is $200 million, limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7); and 45% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. At December 31, 2005, the Company’s borrowing base calculation was $201.1 million.

In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined below, is in excess of $180 million on a quarterly trailing twelve-month basis. The agent is not required to obtain written consent when Compliance EBITDA on a quarterly trailing twelve-month basis is less than $180 million. At December 31, 2005, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $182.5 million.

“Compliance EBITDA” is the Consolidated EBITDA as reflected in Note 21 to these financial statements adjusted for certain items as defined in the credit agreement.

The interest rate on the Credit Facility is either (a) the US Prime rate, plus a margin which fluctuates based on the Company’s senior secured leverage ratio (“Leverage Ratio”), defined as the ratio of senior secured debt to EBITDA, or (b) the US LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio. The EBITDA amount used in this calculation is not equivalent to the amount included in these financial statements, but rather is net of adjustments to exclude certain items as defined in the credit agreement. At December 31, 2005, the margin was 275 basis points above LIBOR. The Company also pays an unused commitment fee of 50 basis points on the difference between $200 million and the amount of loans and letters of credit outstanding.

At December 31, 2005, the weighted-average interest rate on the Credit Facility was 7.33% as compared to 7.56% at December 31, 2004.

The Credit Facility, the 9 3/4% senior secured second lien notes (the “9 3/4% Notes”), the 10 7/8% senior notes and the 13 1/2% senior subordinated notes contain customary covenants including restrictions on dividends, and investments. In particular, these debt instruments all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of the Company or the capital stock of its restricted subsidiaries. Substantially all of the Company’s assets are pledged as collateral for the outstanding debt under the Credit Facility, and, on a second lien basis, the 9 3/4% Notes. All of the Company’s debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility requires the Company to maintain Compliance EBITDA of $160 million on a trailing twelve-month basis. At December 31, 2005, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $182.5 million. If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. At December 31, 2005, the Company was in compliance with its debt covenants.

At December 31, 2005, the aggregate maturities of long-term debt were:

(in thousands)
2006
2007
2008	$69,864
2009	979,195
2010
Thereafter
$1,049,059

12.   LEASES

Facilities and certain equipment are leased under agreements that expire at various dates through 2016. Rental expense for continuing operations under operating leases for the years ended December 31, 2005, 2004 and 2003, was $26.2 million, $26.4 million, and $28.1 million, respectively.

At December 31, 2005, minimum annual rentals under non-cancelable operating leases (net of subleases) were:

(in thousands)
2006	$25,477
2007	17,931
2008	11,295
2009	8,144
2010	6,387
Thereafter	15,797
$85,031

Commitments under the lease agreements also extend in most instances to property taxes, insurance and maintenance and certain leases contain escalation clauses and extension options.

13.   INCOME TAXES

Income tax (benefit) expense consisted of the following components:

	2005	2004	2003
	(in thousands)
Current:
Federal	$(8,324)	$1,000	$1,000
State and foreign	317	(201)	1,069
	(8,007)	799	2,069
Deferred:
Federal		(66,733)	46,485
State and foreign
		(66,733)	46,485
Total income tax (benefit) expense	$(8,007)	$(65,934)	$48,554

Vertis Holdings files a consolidated Federal income tax return with all of its subsidiaries, including the Company. The components of income tax disclosed above have been allocated to the Company as if the Company had filed a separate consolidated tax return.

The Company’s tax allocation arrangement does not provide for remuneration in years in which the Company has a current taxable loss as in 2003, 2004, and 2005. There are no tax related intercompany balances due to or from the Company.

The Company’s foreign pre-tax income was not a significant component of total pre-tax income or loss. The Company has unremitted foreign earnings from its French subsidiary of approximately $1.0 million for which it has recorded a deferred tax liability.

The following is a reconciliation of the U.S. statutory federal income tax rate to the Company’s effective tax rates:

	2005	2004	2003
	(percent of pre-tax loss)
Statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income tax benefits		(0.5)	2.0
Change in valuation allowance	34.6	(65.7)	132.3
Foreign income taxed at other rates	(0.1)	1.6	4.0
Adjustment to contingency reserve	(27.0)	1.5	2.0
Officer’s life insurance	(0.5)		(7.0)
Other	2.0	(0.4)	1.3
Effective tax rate	(26.0)%	(98.5)%	99.6%

The tax effects of significant items comprising deferred income taxes were:

	2005	2004
	(in thousands)
Employee benefits	$15,054	$15,354
Net tax benefit carry forwards	162,285	69,188
Accrued expenses and reserves	6,679	8,576
Other deductible differences		2,323
	184,018	95,441
Property, plant and equipment	(49,049)	(52,832)
Other taxable differences	(2,438)	(2,119)
	(51,487)	(54,951)
Valuation allowance	(132,531)	(40,490)
Net deferred income tax liability	$—	$—

On August 30, 2005, the Company reached a tentative settlement agreement with the IRS resolving disputes over the tax deductibility of net losses relating to five leasehold interests in real estate properties that the company entered into in 1998. On January 23, 2006, the Company signed a closing agreement with the IRS. The closing agreement is subject to final approval from the Congressional Joint Committee on Taxation.

As a result of the 2005 settlement agreement with the IRS, the Company reduced its tax reserves related to the IRS examination from $10.3 million to $ 2.0 million. The remaining amount owed to the IRS and state tax authorities is classified in the accompanying balance sheet as accrued income taxes. The reduction resulted in an $8.3 million tax benefit in 2005.

During 2004, the Company recorded a tax benefit of $66.7 million from the termination of the Company’s leasehold interest in the same real estate properties that were the subject of the Company’s 2005 IRS settlement (see Note 10 for further discussion).

In the fourth quarter of 2005 the Company sold the stock of its Europe direct mail subsidiary which generated a capital loss carryforward in the U.S. of $137.0 million. Also in the fourth quarter, the Europe premedia subsidiary of the Company sold the stock of its subsidiaries generating a U.K. capital loss carryforward of  $29.0 million. The U.S. capital loss carryforward expires in 2011. The UK capital loss can be carried forward indefinitely.

At the end of 2005 the Company’s federal net operating loss carryforwards were $217.0 million. This amount is included in the consolidated Vertis Holdings net operating loss carryforward. The carryforwards expire beginning in 2007 through 2026.

The Company’s valuation allowance related to its deferred tax asset, which was $40.5 million at the beginning of 2005, was increased by $92.0 million to $132.5 million at the end of 2005. The valuation allowance reserves all deferred tax assets that will not be offset by reversing taxable temporary differences. This treatment is required under SFAS No. 109, “Accounting for Income Taxes”, when in the judgment of management, it is not more likely than not that sufficient taxable income will be generated in the future to realize the deductible temporary differences. The Company’s deferred tax assets and tax carryforwards remain available to offset taxable income in future years, thereby lowering any future cash tax obligations. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The Company is currently under examination by various states as well as the Internal Revenue Service in the United States. The Company believes it has adequate provisions for all open years.

The Company made income tax payments of $0.2 million, $0.4 million and $0.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

14.   RETIREMENT PLANS

Defined Benefit Plans—The Company maintains defined benefit plans, including pension and supplemental executive retirement plans.

Information regarding the defined benefit plans, collectively, is as follows:

	2005	2004	2003
	(in thousands)
Components of net periodic pension cost:
Service cost	$673	$686	$697
Interest cost	2,271	2,159	2,216
Expected return on assets	(1,358)	(1,023)	(1,187)
Net amortization and deferral	1,155	944	721
Settlements and curtailments	443		1,212
	$3,184	$2,766	$3,659
Changes in benefit obligations:
Benefit obligation at beginning of year	$40,022	$36,748
Service cost	673	686
Interest cost	2,271	2,159
Actuarial loss	1,907	2,145
Benefits paid	(2,512)	(1,716)
Settlements and curtailments	(1,573)
Benefit obligation at end of year	$40,788	$40,022
Changes in plan assets:
Fair value of plan assets at beginning of year	$15,076	$11,707
Actual return on assets	903	1,037
Employer contributions	3,135	4,048
Benefits paid	(2,512)	(1,716)
Fair value of plan assets at end of year	$16,602	$15,076
Unfunded status	$24,185	$24,946
Unrecognized prior service cost	(869)	(1,546)
Unrecognized actuarial loss	(14,213)	(14,348)
Net amount recognized	$9,103	$9,052
Amounts recognized in the consolidated balance sheet:
Accrued benefit cost	$22,556	$22,086
Accumulated other comprehensive loss	(13,453)	(13,034)
Net amount recognized	$9,103	$9,052
Weighted-average assumptions used to calculate net periodic pension cost:
Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	8.75%	8.75%	8.75%
Annual compensation increase	3.00%	3.00%	3.00%
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.50%	5.75%
Annual compensation increase	3.00%	3.00%

The Company expects to make approximately $3.0 million of cash contributions to its pension plans in 2006.

The Company expects to make the following benefit payments, which reflect expected future service:

(in thousands)
2006	$3,012
2007	2,277
2008	1,958
2009	2,823
2010	2,453
Thereafter	12,219
$24,742

For the Company’s pension plans, the percentage of fair value of plan assets by asset category as of the measurement date are as follows:

	2005	2004
Asset category:
Equity securities	56%	57%
Fixed Income	39%	38%
Cash and cash equivalents	5%	5%
	100%	100%

The Company’s investment strategy for the pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class. Target allocations for 2005 are shown in the table below.

The Company developed its expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans’ assets, including the trustee’s review of asset class return expectations by several consultants and economists as well as long-term inflation assumptions. The Company’s expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on the Company’s investment strategy. The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. The target allocation of assets is as follows:

		Expected
	Percent of	Long-term
	Total	Rate of Return
Asset category:
Large Cap Equities	47%	9.0%
Small/Mid Cap Equities	8%	11.0%
International Equities	5%	10.2%
Fixed Income	40%	6.5%
	100%

Deferred Compensation—The Company also maintains a deferred compensation plan in which certain members of management may defer up to 100% of their total compensation through the date of their retirement. Long-term liabilities include balances related to this plan of $6.6 million as of December 31, 2005 and $6.8 million as of December 31, 2004.

Defined Contribution Plans—The Company maintains 401(k) and other investment plans for eligible employees. The Company recorded $5.0 million in expenses for the year ended December 31, 2005 and $7.6 million in 2003. The Company did not make matching contributions to its 401(k) plan in 2004 and thus did not record any expense for the year ended December 31, 2004.

15.   STOCKHOLDER’S DEFICIT

Contributed Capital—In December 2005, in conjunction with the sale of the premedia division of the Vertis Europe segment (see Note 4), Vertis Holdings assigned its rights to a $0.7 million receivable from the Vertis Europe premedia division to Vertis, Inc. as a contribution of capital. This receivable was subsequently waived by Vertis, Inc.

Vertis Holdings has 700,000 warrants outstanding at December 31, 2005, with an aggregate value of $15.8 million. These warrants are held by the lenders of the senior subordinated credit facility which entitle the holders to purchase one share of Vertis Holdings’ stock for $0.01 per share. The warrants are immediately exercisable and expire on June 30, 2011.

Dividends to Parent—The Company paid approximately $4,000 and $15,000 of cash dividends to Vertis Holdings in 2005 and 2004, respectively. No dividends were paid in 2003.

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss at December 31 were:

	2005			2004			2003
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
	(in thousands)
Cumulative translation adjustments	$76		$76	$4,370		$4,370	$(1,592)		$(1,592)
Minimum pension liability adjustment	(13,454)	$(4,706)	(8,748)	(13,034)	$(4,706)	(8,328)	(11,764)	$(4,706)	(7,058)
	$(13,378)	$(4,706)	$(8,672)	$(8,664)	$(4,706)	$(3,958)	$(13,356)	$(4,706)	$(8,650)

16.   VERTIS HOLDINGS STOCK AWARD AND INCENTIVE PLAN

Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards up to an aggregate limit of 10 million shares. On April 6, 2004, the Company extended an offer to all eligible U.S.-based employees holding options under the Stock Plan the opportunity to exchange their outstanding eligible options for restricted common stock on a 4 for 1 basis. The restricted stock will vest immediately prior to a liquidity event, generally defined as a public offering of our common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities. Of the 782,484 eligible Vertis Holdings options, 774,866 were exchanged. Pursuant to the exchange offer, on June 7, 2004 Vertis Holdings issued 193,739 restricted shares of stock. Additional restricted stock transactions are reflected in the table below. Upon issuance, unearned compensation is charged to stockholders’ equity on Vertis Holdings balance sheet for the fair value of the restricted stock as determined by an independent valuation. At December 31, 2005, there were 160,145 shares of restricted stock and 7,618 stock options outstanding under the Stock Plan.

On June 14, 2004, the Company extended an offer to all eligible U.K.-based employees holding options under the Stock Plan the opportunity to exchange their outstanding eligible options for Nil Cost

Options on a 4 for 1 basis. Of the 42,785 Vertis Holdings options eligible to be exchanged, 28,499 were exchanged. Pursuant to the exchange offer, on July 29, 2004 Vertis Holdings granted 7,126 Nil Cost Options. These Nil Cost Options were cancelled in the fourth quarter of 2005 in conjunction with the sale of the two divisions comprising the Vertis Europe segment (see Note 4).

The Company accounts for the Stock Plan under the intrinsic value method, which follows the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Approximately $0.1 million of employee compensation cost is reflected in net income in 2005. Due to the uncertainty of the timing of a liquidity event, which would trigger the vesting of the restricted stock, and the fact that the number of shares that will actually vest is unknown, compensation expense will not be recorded until a liquidity event takes place, or an event is probable of occurring. For the 7,618 options outstanding under the Stock Plan, variable accounting applies.  There is no expense recorded for the years ended December 31, 2005 and 2004 related to these options as the estimated fair value of the Company’s stock is not more than the exercise price of the options.

Transactions under the Stock Plan were as follows:

	Year Ended December 31,
	2005			2004			2003
	Restricted Stock	Nil Cost Options	Options	Restricted Stock	Nil Cost Options	Options	Options
	(thousands of shares)
Outstanding at beginning of year	197	7	22			858	888
Granted	30			201	7
Cancelled	(67)	(7)	(14)	(4)		(836)	(30)
Outstanding at end of year	160		8	197	7	22	858
Exercisable at end of period			8			21	684

Options outstanding at December 31, 2005 have an exercise price of $31.50 per share and ten-year terms, with 5,832 options expiring in 2009 and the remainder expiring in 2012. All outstanding options are fully vested at December 31, 2005. Restricted shares granted in 2005 and 2004 have an estimated fair value of $0.6 million and $4.1 million, respectively. At December 31, 2005, the Company had the ability to issue approximately 9.5 million additional shares under the Stock Plan. See the Stock Based Compensation section under Note 2 for further discussion.

17.   INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	2005	2004	2003
	(In thousands)
Interest cost	$123,320	$124,311	$118,663
Amortization of deferred financing fees	7,265	7,831	8,045
Write-off of deferred financing fees		1,788	10,958
Capitalized interest	(929)	(798)	(832)
Interest income	(835)	(323)	(277)
	$128,821	$132,809	$136,557

The Company wrote off deferred financing fees of $1.8 million in December 2004 in connection with the termination of the Prior Credit Facility. In June 2003, the Company wrote off deferred financing fees of $11.0 million in connection with the retirement of the Term A and B loans. See Note 11 for further discussion of these debt transactions.

The Company made interest payments of $118.8 million, $123.2 million and $115.6 million in the years ended December 31, 2005, 2004 and 2003, respectively.

18.   OTHER, NET

Other, net for the year ended December 31, 2005 consists primarily of $5.2 million in fees associated with the A/R Facility (see Note 7), $1.6 million in losses on the sale of property, plant and equipment and $0.9 million in bank commitment fees.

Other, net for the year ended December 31, 2004 consists primarily of a $44.0 million loss associated with the termination of the Company’s leasehold interest in the properties as discussed in Note 10, offset by $1.0 million in income earned on investments accounted for as leveraged leases prior to the termination of the Company’s leasehold interest. Additionally, included in Other, net are $3.1 million in fees associated with the A/R Facility (see Note 7), $1.2 million in bank commitment fees and $0.4 million in losses on the sale of property, plant and equipment.

Other, net for the year ended December 31, 2003 consists primarily of a $10.1 million recovery from a settlement to the legal proceeding arising from a life insurance policy which covered the former Chairman of Vertis Holdings, Inc. Additionally, other, net includes $1.5 million in income earned on investments accounted for as leveraged leases (see Note 10), offset by $2.6 million in fees associated with the A/R Facility (see Note 7), $1.2 million in losses on the sale of property, plant and equipment and $1.1 million in expense related to the remaining fair market value of an interest rate swap agreement attached to a term loan that was paid off in 2003, at which point in time it became an ineffective cash flow hedge. The remaining $0.9 million in expense consists of miscellaneous charges such as commitment fees and foreign exchange losses.

19.   RELATED PARTY TRANSACTIONS

The Company has consulting agreements with the owners of Vertis Holdings under which these parties have agreed to provide the Company with consulting services on matters involving corporate finance, strategic corporate planning and other management skills and services. The annual fees payable to these parties under these agreements amount to approximately $1.3 million. The Company paid approximately $1.3 million in fees under these agreements in 2005, 2004 and 2003.

Included in the Company’s 2003 interest expense is $0.7 million of interest forgiven in relation to the cancellation of loans receivable from the Company’s employees.

20.   QUARTERLY FINANCIAL INFORMATION—UNAUDITED

The results of operations for the years ended December 31, 2005 and 2004 are presented below.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands)
Year Ended December 31, 2005
Net sales(1)	$353,889	$363,399	$378,154	$414,846
Gross profit(2)	56,762	67,183	70,577	92,355
(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(28,392)	(9,605)	(5,923)	13,073
(Loss) income from continuing operations before cumulative effect of accounting change	(28,650)	(9,870)	2,265	13,415
Loss from discontinued operations	(101,278)	(19,152)	(26,822)	(1,538)
Cumulative effect of accounting change (3)				1,600
Net (loss) income	(129,928)	(29,022)	(24,557)	10,277
Year Ended December 31, 2004
Net sales	$353,751	$358,037	$379,200	$415,851
Gross profit	65,090	67,592	70,952	85,230
(Loss) income from continuing operations before income taxes taxes(4)	(10,421)	(10,057)	(50,023)	3,651
(Loss) income from continuing operations	(10,643)	(10,421)	16,433	3,715
Loss from discontinued operations	(610)	(1,225)	(2,110)	(6,272)
Net (loss) income(4)	(11,253)	(11,646)	14,323	(2,557)

(1)   Fourth quarter results include the effect on revenue of the Company’s revision to our revenue recognition policy which amounted to $12.7 million in 2005 (see Note 3).

(2)   Fourth quarter results include the effect of the Company’s revision to our revenue recognition policy, as well as the revision to our maintenance parts capitalization policy, the total of which amounted to a $3.3 million increase in 2005 (see Note 3).

(3)          Fourth quarter results include the effect of adopting FIN 47 on December 31, 2005 (see Note 3).

(4)          Third quarter results include a $44.0 million loss and a $66.7 million tax benefit resulting from the termination of the Company’s leasehold interest in properties as discussed in Note 10.

21.   SEGMENT INFORMATION

Following the sale of the Company’s Europe segment (see Note 4), as well as other management changes, the Company changed its reportable segmentation from the geographic segmentation used in prior periods. As of December 31, 2005, the Company operates in two business segments and all prior period segment data has been reclassified to conform to this presentation. The accounting policies of the business segments are the same as those described in Note 2 to the consolidated financial statements. The segments are:

•       Advertising Inserts—provides advertising insert programs and circulation-building newspaper products such as TV magazines, Sunday magazines and color comics.

•       Direct Mail—provides direct mail products with varying levels of personalization and direct marketing services such as fragrance samplers, coatings and chemical production, commercial printing and specialized digital printing.

In addition, the Company also provides outsourced digital premedia and image content management, creative services for advertising insert page layout and design, and media planning and placement services. These services are included in the table below as “Corporate and Other”. Corporate and Other also includes the Company’s general corporate costs, which reflect costs associated with the Company’s executive officers as well as other transactions that are not allocated to the Company’s business segments.

The Company had operations in Europe, principally in the United Kingdom, that were sold in the fourth quarter of 2005. The operational results of the Company’s European segment are included in discontinued operations for all periods presented within these financial statements. See Note 4 for further discussion.

Following is information regarding the Company’s segments:

		2005	2004	2003
		(in thousands)
Net sales	Advertising Inserts	$1,046,211	$1,065,171	$1,016,521
	Direct Mail	315,864	297,852	290,992
	Corporate and Other	151,268	153,469	159,438
	Elimination of intersegment sales	(3,055)	(9,653)	(18,476)
	Consolidated	$1,510,288	$1,506,839	$1,448,475
EBITDA	Advertising Inserts	$125,396	$143,611	$138,966
	Direct Mail	41,757	38,027	34,240
	Corporate and Other	(4,448)	(48,223)	(9,045)
	Consolidated EBITDA	162,705	133,415	164,161
	Depreciation and amortization
	of intangibles	64,731	67,456	76,262
	Interest expense, net	128,821	132,809	136,557
	Income tax (benefit) expense	(8,007)	(65,934)	48,554
	Consolidated loss from continuing operations before cumulative effect of accounting change	$(22,840)	$(916)	$(97,212)
Restructuring charges	Advertising Inserts	$7,805	$245	$636
	Direct Mail	1,983	12	328
	Corporate and Other	7,331	4,244	13,685
	Consolidated	$17,119	$4,501	$14,649
Depreciation and amortization of intangibles	Advertising Inserts	$38,555	$37,531	$41,503
	Direct Mail	15,936	18,388	19,841
	Corporate and Other	10,240	11,537	14,918
	Consolidated	$64,731	$67,456	$76,262
Additions to long-lived assets (excluding acquisitions)	Advertising Inserts	$23,900	$23,645	$19,733
	Direct Mail	7,301	8,670	8,669
	Corporate and Other	10,999	13,321	11,793
	Consolidated	$42,200	$45,636	$40,195
Identifiable Assets	Advertising Inserts	$524,784	$534,438	$551,201
	Direct Mail	193,932	190,145	199,573
	Europe		174,653 (1)	161,387 (2)
	Corporate and Other	153,923	150,559	235,337
	Consolidated	$872,639	$1,049,795	$1,147,498

Goodwill	Advertising Inserts	$187,867	$187,867	$187,867
	Direct Mail	57,743	54,914	54,914
	Corporate and Other	4,073	4,073	7,299
	Consolidated	$249,683	$246,854	$250,080

(1)   Includes cash of $1.2 million and assets held for sale of $173.4 million.

(2)   Includes cash of $0.9 million and assets held for sale of $160.5 million.

22.   GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The Company has senior notes (see Note 11), which are general unsecured obligations of Vertis, Inc., and guaranteed by certain of Vertis, Inc.’s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003 are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet at December 31, 2005

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
	In thousands
ASSETS
Current Assets:
Cash and cash equivalents	$ 320	$ 85	$ 1,423		$ 1,828
Accounts receivable, net	145,853	4,824	729		151,406
Inventories	39,777	12,654	3		52,434
Maintenance parts	18,102	2,398			20,500
Prepaid expenses and other
current assets	7,614	1,396	17		9,027
Total current assets	211,666	21,357	2,172		235,195
Intercompany receivable	116,882			$ (116,882)
Investments in subsidiaries	(12,982)	859		12,123
Property, plant and equipment, net	271,094	65,482	89		336,665
Goodwill	198,229	51,454			249,683
Deferred financing costs, net	20,755				20,755
Other assets, net	29,672	649	20		30,341
Total Assets	$ 835,316	$ 139,801	$ 2,281	$ (104,759)	$ 872,639
LIABILITIES AND STOCKHOLDER’S
(DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$ 212,046	$ 19,138	$ 242		$ 231,426
Compensation and benefits payable	33,717	4,018	38		37,773
Accrued interest	14,110				14,110
Accrued income taxes	2,135		212		2,347
Other current liabilities	10,245	13,720	(362)		23,603
Total current liabilities	272,253	36,876	130		309,259
Due to parent	7,898	97,305	19,577	$ (116,882)	7,898
Long-term debt, net of current portion	1,049,059				1,049,059
Other long-term liabilities	31,984	317			32,301
Total liabilities	1,361,194	134,498	19,707	(116,882)	1,398,517
Stockholder’s (deficit) equity	(525,878)	5,303	(17,426)	12,123	(525,878)
Total Liabilities and Stockholder’s (Deficit) Equity	$ 835,316	$ 139,801	$ 2,281	$ (104,759)	$ 872,639

Condensed Consolidating Balance Sheet at December 31, 2004

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	In thousands
ASSETS
Current Assets:
Cash and cash equivalents	$297	$33	$2,308		$2,638
Accounts receivable, net	123,751	18,736	331		142,818
Inventories	31,075	11,669	3		42,747
Maintenance parts	17,557	3,460			21,017
Prepaid expenses and other current assets	8,872	417	45		9,334
Assets held for sale			40,558		40,558
Total current assets	181,552	34,315	43,245		259,112
Intercompany receivable	1,038	34,284		$(35,322)
Investments in subsidiaries	228,816	33,489		(262,305)
Property, plant and equipment, net	270,269	89,207	141		359,617
Goodwill	198,228	48,626			246,854
Deferred financing costs, net	26,815				26,815
Other assets, net	23,675	855	7		24,537
Assets held for sale			132,860		132,860
Total Assets	$930,393	$240,776	$176,253	$(297,627)	$1,049,795
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$196,604	$31,472	$204		$228,280
Compensation and benefits payable	29,455	7,637	35		37,127
Accrued interest	13,413				13,413
Accrued income taxes	10,490	(204)	141		10,427
Other current liabilities	18,557	(125)	(362)		18,070
Liabilities held for sale			24,533		24,533
Total current liabilities	268,519	38,780	24,551		331,850
Due to parent			42,732	$(35,322)	7,410
Long-term debt, net of current portion	975,241		48,801		1,024,042
Other long-term liabilities	35,193	(166)	26		35,053
Total liabilities	1,278,953	38,614	116,110	(35,322)	1,398,355
Stockholder’s (deficit) equity	(348,560)	202,162	60,143	(262,305)	(348,560)
Total Liabilities and Stockholder’s
(Deficit) Equity	$930,393	$240,776	$176,253	$(297,627)	$1,049,795

Condensed Consolidating Statement of Operations
Year ended December 31, 2005

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	In thousands
Net sales	$1,232,755	$273,696	$3,015	$822	$1,510,288
Operating expenses:
Costs of production	965,603	198,638	1,645	822	1,166,708
Selling, general and administrative	121,448	34,251	404		156,103
Restructuring charges	13,718	3,401			17,119
Depreciation and amortization of intangibles	51,606	13,101	24		64,731
	1,152,375	249,391	2,073	822	1,404,661
Operating income	80,380	24,305	942		105,627
Other expenses (income):
Interest expense, net	128,807	15	(1)		128,821
Other, net	7,653				7,653
	136,460	15	(1)		136,474
Equity in net loss of subsidiaries	(123,908)	(107,123)		231,031
(Loss) income before income taxes	(179,988)	(82,833)	943	231,031	(30,847)
Income tax (benefit) expense	(8,358)	34	317		(8,007)
(Loss) income from continuing operations before cumulative effect of accounting change	(171,630)	(82,867)	626	231,031	(22,840)
Loss from discontinued operations			(148,790)		(148,790)
Cumulative effect of accounting change	1,600				1,600
Net (loss) income	$(173,230)	$(82,867)	$(148,164)	$231,031	$(173,230)

Condensed Consolidating Statement of Operations
Year ended December 31, 2004

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	In thousands
Net sales	$1,160,433	$346,348	$3,218	$(3,160)	$1,506,839
Operating expenses:
Costs of production	905,534	256,376	1,723	(3,160)	1,160,473
Selling, general and administrative	123,120	37,188	457		160,765
Restructuring charges	3,903	598			4,501
Depreciation and amortization of intangibles	49,280	18,024	152		67,456
	1,081,837	312,186	2,332	(3,160)	1,393,195
Operating income	78,596	34,162	886		113,644
Other expenses (income):
Interest expense, net	132,799	10			132,809
Other, net	4,672	24	42,989		47,685
	137,471	34	42,989		180,494
Equity in net loss of subsidiaries	(18,491)	(35,006)		53,497
Loss before income taxes	(77,366)	(878)	(42,103)	53,497	(66,850)
Income tax (benefit) expense	(66,233)	(11)	310		(65,934)
Loss from continuing operations	(11,133)	(867)	(42,413)	53,497	(916)
Loss from discontinued operations			(10,217)		(10,217)
Net (loss) income	$(11,133)	$(867)	$(52,630)	$53,497	$(11,133)

Condensed Consolidating Statement of Operations
Year ended December 31, 2003

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated
	In thousands
Net sales	$1,107,715	$356,937	$3,785	$(19,962)	$1,448,475
Operating expenses:
Costs of production	858,165	268,858	2,589	(19,962)	1,109,650
Selling, general and administrative	130,002	35,328	445		165,775
Restructuring charges	14,495	154			14,649
Depreciation and amortization of intangibles	55,292	20,872	98		76,262
	1,057,954	325,212	3,132	(19,962)	1,366,336
Operating income	49,761	31,725	653		82,139
Other expenses (income):
Interest expense, net	136,821	(264)			136,557
Other, net	(5,791)	31			(5,760)
	131,030	(233)			130,797
Equity in net income of subsidiaries	33,769	(1,304)		(32,465)
(Loss) income before income taxes	(47,500)	30,654	653	(32,465)	(48,658)
Income tax expense (benefit)	48,425	(13)	142		48,554
(Loss) income from continuing operations	(95,925)	30,667	511	(32,465)	(97,212)
Income from discontinued operations			1,287		1,287
Net (loss) income	$(95,925)	$30,667	$1,798	$(32,465)	$(95,925)

Condensed Consolidating Statement of Cash Flows
Twelve months ended December 31, 2005

			Non-
		Guarantor	Guarantor	Consol-
	Parent	Companies	Companies	idated
	In thousands
Cash Flows from Operating Activities	$(36,842)	$48,437	$(5,902)	$5,693
Cash Flows from Investing Activities:
Capital expenditures	(36,238)	(3,930)		(40,168)
Software development costs capitalized	(2,032)			(2,032)
Proceeds from sale of property, plant and equipment and divested assets	794	227		1,021
Proceeds from sale of subsidiaries, net	2,361			2,361
Acquisition of business, net of cash	(3,430)			(3,430)
Investing activities of discontinued operations			(1,517)	(1,517)
Net cash used in investing activities	(38,545)	(3,703)	(1,517)	(43,765)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	15,049			15,049
Repayments of long-term debt	(6)			(6)
Deferred financing costs	(1,204)			(1,204)
Increase in outstanding checks drawn on controlled disbursement accounts	14,349	681		15,030
Other financing activities	47,222	(45,363)	(713)	1,146
Financing activities of discontinued operations			9,317	9,317
Net cash provided by (used in) financing activities	75,410	(44,682)	8,604	39,332
Effect of exchange rate changes on cash			(2,070)	(2,070)
Net increase (decrease) in cash and cash equivalents	23	52	(885)	(810)
Cash and cash equivalents at beginning of year	297	33	2,308	2,638
Cash and cash equivalents at end of year	$320	$85	$1,423	$1,828

Condensed Consolidating Statement of Cash Flows
Twelve months ended December 31, 2004

			Non-
		Guarantor	Guarantor	Consol-
	Parent	Companies	Companies	idated
	In thousands
Cash Flows from Operating Activities	$36,657	$25,008	$(14,120)	$47,545
Cash Flows from Investing Activities:
Capital expenditures	(36,739)	(6,992)		(43,731)
Software development costs capitalized	(1,905)			(1,905)
Proceeds from sale of property, plant and equipment and divested assets	763	45		808
Proceeds from termination of leasehold interest			31,068	31,068
Investing activities of discontinued operations			(5,232)	(5,232)
Net cash (used in) provided by investing activities	(37,881)	(6,947)	25,836	(18,992)
Cash Flows from Financing Activities:
Net repayments under revolving credit facilities	(57,521)			(57,521)
Repayments of long-term debt	(72)	(2)		(74)
Deferred financing costs	(5,605)			(5,605)
Increase in outstanding checks drawn on controlled disbursement accounts	12,187	1,789		13,976
Other financing activities	52,143	(19,923)	(32,187)	33
Financing activities of discontinued operations			19,583	19,583
Net cash provided by (used in) financing activities	1,132	(18,136)	(12,604)	(29,608)
Effect of exchange rate changes on cash			1,610	1,610
Net (decrease) increase in cash and cash equivalents	(92)	(75)	722	555
Cash and cash equivalents at beginning of year	389	108	1,586	2,083
Cash and cash equivalents at end of year	$297	$33	$2,308	$2,638

Condensed Consolidating Statement of Cash Flows
Twelve months ended December 31, 2003

			Non-
		Guarantor	Guarantor	Consol-
	Parent	Companies	Companies	idated
	In thousands
Cash Flows from Operating Activities	$29,709	$61,916	$(2,579)	89,046
Cash Flows from Investing Activities:
Capital expenditures	(27,148)	(10,148)		(37,296)
Software development costs capitalized	(2,899)			(2,899)
Proceeds from sale of property, plant and equipment and divested assets	2,894			2,894
Acquisition of business, net of cash	(93)			(93)
Investing activities of discontinued operations			(3,509)	(3,509)
Net cash used in investing activities	(27,246)	(10,148)	(3,509)	(40,903)
Cash Flows from Financing Activities:
Issuance of long-term debt	340,714			340,714
Net repayments under revolving credit facilities	(85,300)			(85,300)
Repayments of long-term debt	(310,431)	(43)		(310,474)
Deferred financing costs	(12,846)			(12,846)
Increase in outstanding checks drawn on controlled disbursement accounts	11,671	1,113		12,784
Other financing activities	50,528	(52,829)	1,926	(375)
Financing activities of discontinued operations			2,321	2,321
Net cash (used in) provided by financing activities	(5,664)	(51,759)	4,247	(53,176)
Effect of exchange rate changes on cash			1,381	1,381
Net (decrease) increase in cash and cash equivalents	(3,201)	9	(460)	(3,652)
Cash and cash equivalents at beginning of year	3,590	99	2,046	5,735
Cash and cash equivalents at end of year	$389	$108	$1,586	$2,083

23.                               COMMITMENTS AND CONTINGENCIES

Certain claims, suits and allegations that arise in the ordinary course of business and certain environmental claims have been filed or are pending against the Company. Management believes that all such matters in the aggregate would not have a material effect on the Company’s consolidated financial statements.

*   *   *   *   *

VERTIS, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Year	Charges (Credits) to Costs and Expenses	Write offs Net of Recoveries	Balance at End of Year
	In thousands
Allowance for Doubtful Accounts
Year ended December 31, 2005	$3,344	$1,544	$(3,325)	$1,563
Year ended December 31, 2004	$3,865	$709	$(1,230)	$3,344
Year ended December 31, 2003	$5,731	$1,623	$(3,489)	$3,865
Deferred Tax Valuation Allowance
Year ended December 31, 2005	$40,490	$92,041		$132,531
Year ended December 31, 2004	$74,393	$(33,903)		$40,490
Year ended December 31, 2003	$6,968	$67,425		$74,393

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.

BY:	/s/ DEAN D. DURBIN
Name: Dean D. Durbin
Title: President and Chief Executive Officer

Date: March 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date
/s/ DEAN D. DURBIN	President and Chief Executive Officer	March 27, 2005
Dean D. Durbin	(Principal Executive Officer)
/s/ CIARA A. BURNHAM	Director	March 27, 2005
Ciara A. Burnham
/s/ JOHN T. DILLON	Director	March 27, 2005
John T. Dillon
/s/ ANTHONY J. DINOVI	Director	March 27, 2005
Anthony J. DiNovi
/s/ THOMAS H. LEE	Director	March 27, 2005
Thomas H. Lee
/s/ SOREN L. OBERG	Director	March 27, 2005
Soren L. Oberg
/s/ MICHAEL S. RAWLINGS	Director	March 27, 2005
Michael S. Rawlings
/s/ DONALD E. ROLAND	Director	March 27, 2005
Donald E. Roland
/s/ SCOTT M. SPERLING	Director	March 27, 2005
Scott M. Sperling
/s/ STEPHEN E. TREMBLAY	Chief Financial Officer (Principal Financial and	March 27, 2005
Stephen E. Tremblay	Accounting Officer)