Form 10-Q
period 2006-03-31
VERTIS INC
filed 2006-05-15
CIK 1178717

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

The number of shares outstanding of Registrant’s common stock as of May 15, 2006 was 1,000 shares.

INDEX

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.

Controls and Procedures

Part II - Other Information

Item 1.

Legal Proceedings

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertis, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,890	$1,828
Accounts receivable, net	108,494	151,406
Inventories, net	53,544	52,434
Maintenance parts, net	21,497	20,500
Prepaid expenses and other current assets	8,944	9,027
Total current assets	194,369	235,195
Property, plant and equipment, net	329,341	336,665
Goodwill	249,683	249,683
Deferred financing costs, net	19,234	20,755
Other assets, net	26,784	30,341
Total assets	$819,411	$872,639

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$159,877	$231,426
Compensation and benefits payable	33,317	37,773
Accrued interest	42,185	14,110
Accrued income taxes	1,839	2,347
Other current liabilities	19,734	23,603
Total current liabilities	256,952	309,259
Due to parent	4,100	7,898
Long-term debt	1,071,045	1,049,059
Other long-term liabilities	34,764	32,301
Total liabilities	1,366,861	1,398,517

Stockholder’s deficit:
Common stock - authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,689	409,689
Accumulated deficit	(948,430)	(926,895)
Accumulated other comprehensive loss	(8,709)	(8,672)
Total stockholder’s deficit	(547,450)	(525,878)
Total liabilities and stockholder’s deficit	$819,411	$872,639

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

Three Months Ended March 31,	2006	2005
	(Unaudited)

Net sales	$358,494	$353,889
Operating expenses:
Costs of production	285,915	284,853
Selling, general and administrative	37,294	38,156
Restructuring charges	6,617	9,517
Depreciation and amortization of intangibles	14,342	15,503
	344,168	348,029
Operating income	14,326	5,860
Other expenses:
Interest expense, net	32,250	32,287
Other, net	1,882	1,965
	34,132	34,252

Loss from continuing operations before income tax expense and cumulative effect of accounting change	(19,806)	(28,392)
Income tax expense	75	258
Loss from continuing operations before cumulative effect of accounting change	(19,881)	(28,650)

Loss from discontinued operations		(101,278)
Cumulative effect of accounting change	(1,654)

Net loss	$(21,535)	$(129,928)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

In thousands

Three Months Ended March 31,	2006	2005

Cash Flows from Operating Activities:
Net loss	$(21,535)	$(129,928)
Adjustments for discontinued operations		101,278
Loss from continuing operations	(21,535)	(28,650)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	14,342	15,503
Amortization of deferred financing costs	1,558	1,838
Cumulative effect of accounting change	1,654
Other non-cash income and expense, net	2,279	4,348
Changes in operating assets and liabilities (excluding effect of acquisitions and dispositions):
Decrease in accounts receivable	41,805	9,825
Increase in inventories	(1,110)	(657)
Decrease (increase) in prepaid expenses and other assets	2,487	(4,496)
Decrease in accounts payable and other liabilities	(27,113)	(1,226)
Net cash provided by (used in) continuing operating activities	14,367	(3,515)
Loss from discontinued operations		(101,278)
Change in net assets of discontinued operations held for sale		104,607
Net cash provided by discontinued operations		3,329
Net cash provided by (used in) operating activities	14,367	(186)
Cash Flows from Investing Activities:
Capital expenditures	(10,396)	(3,908)
Software development costs capitalized	(550)	(440)
Proceeds from sale of property, plant and equipment	51	78
Acquisition of business, net of cash acquired		(3,208)
Investing activities of discontinued operations		(411)
Net cash used in investing activities	(10,895)	(7,889)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	20,996	29,999
Deferred financing costs	(37)	(67)
Decrease in outstanding checks drawn on controlled disbursement accounts	(24,332)	(17,929)
Advances to parent		(2,369)
Financing activities of discontinued operations		64
Net cash (used in) provided by financing activities	(3,373)	9,698
Effect of exchange rate changes on cash	(37)	697
Net increase in cash and cash equivalents	62	2,320
Cash and cash equivalents at beginning of year	1,828	2,638
Cash and cash equivalents at end of year	$1,890	$4,958

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.              GENERAL

The accompanying unaudited condensed consolidated financial statements of Vertis, Inc. and Subsidiaries (collectively, “Vertis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). The financial statements include all normal and recurring adjustments that management of the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by the generally accepted accounting principles for annual financial statements. As these are condensed consolidated financial statements, one should also read the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

The Company is a wholly-owned subsidiary of Vertis Holdings, Inc. (“Vertis Holdings”).

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Certain amounts for prior periods have been reclassified to conform to the current period presentation.

The difference between net loss and total comprehensive loss is comprised of a foreign currency translation loss of $37 thousand for the three months ended March 31, 2006 and a foreign currency translation gain of $13 thousand for the three months ended March 31, 2005. The total comprehensive loss for the three months ended March 31, 2006 and 2005 is $21.6 million and $129.9 million, respectively.

2.              SUMMARY OF ACCOUNTING REVISIONS

In December 2005, the Company revised its revenue recognition policy for printed materials to recognize revenue when product is shipped. Previously revenue was recorded when these materials were completed and off-press, as is reflected in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2005. Additionally, based on a complete physical inventory of maintenance parts in 2005, the Company determined that it should have capitalized all maintenance parts, rather than just those assets that exceeded the Company’s previous $100 minimum threshold for capitalization. Therefore, beginning December 31, 2005 and going forward, the Company capitalizes all maintenance parts.

3.              RESTRUCTURING CHARGES

The Company began a restructuring program in the first quarter of 2006 (the “2006 Program”) to address the issue of industry-wide overcapacity and streamline operations to capitalize on operating efficiencies and improve productivity and consistency, thus reducing the Company’s overall cost base. The execution of the first phase of the 2006 Program is substantially complete as of March 31, 2006, and should be final by the second quarter of 2006. The 2006 program includes reductions in work force of approximately 240 employees and the closure of one advertising inserts production facility and two premedia production facilities. The Company expects the costs associated with the first phase of the 2006 Program to be an estimated $7.6 million, $6.6 million of which were recorded in the first quarter of 2006.

The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency. It is likely that the Company will incur additional restructuring costs in 2006 in an on-going effort to achieve these objectives.

In the three months ended March 31, 2006, under the 2006 Program, the Advertising Inserts segment recorded $1.5 million in severance and related costs associated with the elimination of approximately 165 positions and $0.4 million in facility closure costs as well as a $1.0 million write-down of assets associated with the closure of a production facility. The Direct Mail segment recorded $0.3 million in severance and related costs in 2006 associated with the elimination of approximately 17 positions. Corporate and Other recorded $2.4 million in severance and related costs in 2006 associated with the elimination of approximately 51 positions and $1.0 million in facility closure costs associated with the closure of two premedia production facilities.

Included in the 2006 first quarter segment restructuring expense amounts above are approximately $0.1 million of aggregate severance costs and $0.4 million of aggregate facilities costs allocated to the segments based on percentages established by management. The severance costs are related to the elimination of approximately 7 shared services positions and the facilities costs represent accretion expense.

In 2005 the Company executed a restructuring program (the “2005 Program”) aimed at regionalizing and streamlining operations to capitalize on operating efficiencies and improve productivity and consistency, and reducing the Company’s overall cost base. The 2005 Program included reductions in work force of approximately 490 employees, the closure of six premedia facilities, one advertising inserts warehouse, and two advertising inserts regional offices, some of which are associated with the consolidation of operations; and the transfer of certain positions. The execution of the 2005 Program was complete as of December 31, 2005.

The first phase of the 2005 Program, which was undertaken in the first quarter of 2005, included reductions in work force of approximately 220 employees; the closure of three premedia facilities and one direct mail warehouse in the U.K., some of which are associated with the consolidation of operations; and the transfer of certain positions. The execution of the first phase of the 2005 Program was substantially complete as of March 31, 2005 and was finalized by the end of the second quarter of 2005.

In the three months ended March 31, 2005, under the 2005 Program, the Advertising Inserts segment recorded $3.8 million in severance and related costs associated with the elimination of approximately 65 positions. The Direct Mail segment recorded $1.2 million in severance and related costs in the first quarter of 2005 associated with the elimination of approximately 20 positions. Corporate and Other recorded $2.1 million in severance and related costs in the first quarter of 2005 associated with the elimination of approximately 50 positions, $0.7 million in costs related to the amendment of an executive level employment agreement announced in 2004 and $1.7 million in facility closure costs associated with the closure of two facilities. Additionally, included in the first phase of the 2005 Program, are restructuring costs of $0.5 million related to reductions in workforce of approximately 60 employees in the Company’s Europe segment. These costs are included in the loss from discontinued operations for the three months ended March 31, 2005 on the Company’s condensed consolidated statement of operations.

Included in the 2005 first quarter segment restructuring expense amounts above are approximately $0.3 million of aggregate severance costs allocated to the segments based on percentages established by management. The severance costs are related to the elimination of approximately 25 shared services and sales positions.

The significant components of restructuring charges were as follows:

	Severance		Facility
	and Related	Asset	Closing	Other
(in thousands)	Costs	Write-downs	Costs	Costs	Total

Balance at January 1, 2005	$744	$	$6,872	$575	$8,191
Restructuring charges in the three months ended March 2005	7,855		1,662		9,517
Restructuring payments and usage in the three months ended March 2005	(1,925)		(323)		(2,248)
Balance at March 31, 2005	$6,674	$—	$8,211	$575	$15,460

Balance at January 1, 2006	$2,920	$	$5,795	$	$8,715
Restructuring charges in the three months ended March 2006	4,227	984	1,406 (1)		6,617
Restructuring payments and asset write-downs in the three months ended March 2006	(3,258)	(984)	(1,405)		(5,647)
Balance at March 31, 2006	$3,889	$—	$5,796	$—	$9,685

(1)          Includes accretion expense of $0.3 million.

The Company expects to pay approximately $5.7 million of the accrued restructuring costs during the next year, and the remainder, approximately $4.0 million, by 2011. The portion of this accrual attributable to facility closing costs is recorded net of estimated sublease income at its present value. Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

4.              DISCONTINUED OPERATIONS

In the third quarter of 2005, the Company decided to sell the two divisions in its European segment primarily because each had incurred operating losses in the past two years and neither was deemed a fit within the Company’s overall strategy. The direct mail division of this segment was sold on October 3, 2005 and the premedia division of this segment was sold on December 14, 2005.

Selected information related to the Company’s Europe segment, the amounts of which are included in the Loss from Discontinued Operations on the Condensed Consolidated Statements of Operations, are presented in the following table. No taxes were recorded in this segment due to pretax losses and tax benefits being offset by deferred tax valuation allowances, see Note 16. Interest was not allocated to discontinued operations as the divestiture of the European business was on a debt-free basis. Prior year financial statements have been restated to reflect the Europe segment as discontinued operations.

(in thousands) Three months ended March 31,	2005

Net sales	$31,937

Loss from discontinued operations	(101,278)

As a result of the Company’s impairment testing, the Company recorded an impairment loss of $97.8 million at its Europe segment in the three months ended March 31, 2005 to reduce the carrying value of goodwill to its implied fair value. See Note 5 for discussion of the Company’s goodwill accounting policy. This impairment loss is classified within discontinued operations for the three months ended March 31, 2005.

5.              GOODWILL

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles”, the Company’s goodwill is tested for impairment on an annual basis. The Company elected January 1 of each year as the annual test date. Each of the Company’s reporting units is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by an independent third party using the discounted cash flow method and the estimated market values of the reporting units. The annual goodwill test has been completed for 2006, and did not indicate any goodwill impairment.

6.              ACQUISITION

On January 20, 2005, the Company acquired Elite Mailing and Fulfillment Services, Inc. (“Elite”) for $3.4 million. Elite is a full-service lettershop and mail presorting facility based in Bellmawr, New Jersey. Elite has been a strategic partner of Vertis since 1996, providing lettershop and fulfillment services.

Goodwill arising in connection with this acquisition was approximately $2.8 million, calculated as the excess of the purchase price over the fair value of the net assets acquired. The financial results of Elite are included in the Company’s consolidated financial statements from the date of acquisition.

Elite sales for the three months ended March 31, 2005 were $1.4 million of which sales to other Vertis subsidiaries accounted for 99.2% of Elite sales. Vertis pro forma loss from continuing operations and proforma net loss, both adjusted to include Elite as though the acquisition had occurred at the beginning of 2005, is $28.7 million and $129.9 million for the three months ended March 31, 2005, respectively.

7.              ACCOUNTS RECEIVABLE

In December 2002, the Company entered into a three-year agreement, which was due to expire on November 30, 2005, to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. (the “2002 Facility”) through the issuance of $130.0 million variable rate trade receivable backed notes. In November 2005, the Company entered into a new $130 million three-year revolving trade receivables facility (the “A/R Facility”) terminating in December 2008. Funds advanced pursuant to the A/R Facility were used by the Company to pay off the remaining obligations under and terminate the 2002 Facility.

Under the A/R Facility, as well as the 2002 Facility previously in place, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $0.3 million and $0.8 million in the three months ended March 31, 2006 and 2005, respectively. These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections. Additional deductions may be made if the Company fails to maintain a consolidated Compliance EBITDA (as defined in Note 11) of at least $180 million for any rolling four fiscal quarter period. In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $160 million. There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility. As of March 31, 2006, the Company is in compliance with all targets and covenants under the A/R Facility.

At March 31, 2006 and December 31, 2005, accounts receivable of $130.0 million had been sold under the A/R Facility, respectively, and as such are reflected as reductions of accounts receivable. At March 31, 2006 and December 31, 2005, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $52.3 million and $71.8 million, which is included in Accounts receivable, net on the condensed consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $434.7 million and $375.7 million in the first quarter of 2006 and 2005, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points under the A/R Facility and 90 basis points under the 2002 Facility. The Company also pays an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances. The loss on sale, which approximated the fees, totaled $1.5 million and $1.0 million in the three months ended March 31, 2006 and 2005, respectively, and is included in Other, net.

8.              INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2006	2005

Paper	$34,752	$31,054
Ink and chemicals	3,391	3,743
Work in process	3,641	3,611
Finished goods	7,815	9,757
Other	3,945	4,269

	$53,544	$52,434

9.              SEGMENT INFORMATION

The Company operates in two business segments, as follows:

•              Advertising Inserts– provides advertising insert programs and circulation-building newspaper products such as TV magazines, Sunday magazines and color comics.

•              Direct Mail – provides direct mail products with varying levels of personalization and direct marketing services such as fragrance samplers, coatings and chemical production, commercial printing and specialized digital printing.

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

The Company had operations in Europe, principally in the United Kingdom, that were sold in the fourth quarter of 2005. Prior to the sale of the Company’s European segment, the Company reported its segments based on its geographical presence. As of December 31, 2005, following the sale of the European segment and other management changes, the Company changed its reportable segmentation to the two segments shown above. All prior period segment data has been reclassified to conform to this presentation. The operational results of the Company’s European segment are included in discontinued operations for the three months ended March 31, 2005. See Note 4 for further discussion.

Following is information regarding the Company’s segments:

		Three months ended,
		March 31,
(in thousands)		2006	2005

Net sales	Advertising Inserts	$237,329	$237,141
	Direct Mail	88,331	78,392
	Corporate and Other	34,043	39,096
	Elimination of intersegment sales	(1,209)	(740)
	Consolidated	$358,494	$353,889

EBITDA	Advertising Inserts	$20,271	$15,945
	Direct Mail	10,161	8,218
	Corporate and Other	(3,646)	(4,765)
	Consolidated EBITDA	26,786	19,398
	Depreciation and amortization of intangibles	14,342	15,503
	Interest expense, net	32,250	32,287
	Income tax expense	75	258
	Consolidated loss from continuing operations before cumulative effect of accounting change	$(19,881)	$(28,650)

Restructuring charges	Advertising Inserts	$2,924	$3,800
	Direct Mail	298	1,199
	Corporate and Other	3,395	4,518
	Consolidated	$6,617	$9,517

Depreciation and amortization of intangibles	Advertising Inserts	$9,621	$8,807
	Direct Mail	3,305	4,134
	Corporate and Other	1,416	2,562
	Consolidated	$14,342	$15,503

		March 31,	December 31,
(in thousands)		2006	2005

Identifiable Assets	Advertising Inserts	$537,245	$524,784
	Direct Mail	174,220	193,932
	Corporate and Other	107,946	153,923
	Consolidated	$819,411	$872,639

10.             NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payments” (“SFAS 123R”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their grant date fair values. The proforma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Under SFAS 123R, companies must determine the transition method, either retroactive or prospective, to be used at the date of adoption; the appropriate fair value model to be used for valuing share-based payments; and the amortization method for compensation cost. The Company adopted this Statement on January 1, 2006, applying the modified prospective transition method, and as a result recorded a $1.7 million cumulative effect of accounting change (see the Company’s condensed consolidated statement of operations). See Note 13 for further discussion.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of Statements No. 133 and 140” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is not able to assess at this time the future impact of this Statement on its consolidated financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of Statement No. 140” (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. For subsequent measurements, SFAS 156 permits companies to choose, on a class-by-class basis, either an amortization method or a fair value measurement method. The provisions of this Statement are effective for the Company in the reporting period beginning January 1, 2007. The Company is not able to assess at this time the future impact of this Statement on its consolidated financial position or results of operations.

11.             LONG -TERM DEBT

Long-term debt consisted of the following in the order of priority:

	March 31,	December 31,
(in thousands)	2006	2005

Revolving credit facility (due December 2008)	$90,860	$69,864
9 3/4% senior secured second lien notes, net of discount (due April 2009)	345,225	344,827
10 7/8% senior notes, net of discount (due June 2009)	348,845	348,756
13 1/2% senior subordinated notes (due December 2009)	293,495	293,495
Discount - 13 1/2% senior subordinated credit facility	(7,380)	(7,883)
	$1,071,045	$1,049,059

The maximum availability under the revolving credit facility (the “Credit Facility’) is $200 million, limited to a borrowing base calculated as follows: 85% of eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7); and 45% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. At March 31, 2006 the borrowing base was calculated to be $195.2 million.

In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined below, is in excess of $180 million on a quarterly trailing twelve-month basis. The agent is not required to obtain written consent when Compliance EBITDA on a quarterly trailing twelve-month basis is less than $180 million. At March 31, 2006, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $188.2 million.

“Compliance EBITDA” is the Consolidated EBITDA as reflected in Note 9 to these financial statements adjusted for certain items as defined in the credit agreement.

The interest rate on the Credit Facility is either (a) the US Prime rate, plus a margin which fluctuates based on the Company’s senior secured leverage ratio (“Leverage Ratio”), defined as the ratio of senior secured debt to EBITDA, or (b) the US LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio. The EBITDA amount used in this calculation is not equivalent to the amount included in these financial statements, but rather is net of adjustments to exclude certain items as defined in the credit agreement. At March 31, 2006, the margin was 275 basis points above LIBOR. The Company also pays an unused commitment fee of 50 basis points on the difference between $200 million and the amount of loans and letters of credit outstanding.

The Credit Facility, the 9 3/4% senior secured second lien notes (the “9 3/4% Notes”), the 10 7/8% senior notes and the 13 1/2% senior subordinated notes contain customary covenants. In addition, the Credit Facility requires the Company to maintain Compliance EBITDA of $160 million on a trailing twelve-month basis. At March 31, 2006, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $188.2 million. If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. At March 31, 2006, the Company was in compliance with its debt covenants.

12.             RETIREMENT PLANS

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans, including pension and supplemental executive retirement plans, for the three months ended March 31, 2006 and 2005.

	Three months ended
	March 31,
(in thousands)	2006	2005

Service cost	$113	$193
Interest cost	556	571
Expected return on plan assets	(315)	(325)
Amortization of prior service cost	25	58
Amortization of net loss	201	219
Net periodic benefit cost	$580	$716

The Company made contributions of approximately $0.5 million to its pension plans in the three months ended March 31, 2006. The Company expects to contribute approximately $3.0 million in 2006 as previously disclosed in its consolidated financial statements for the year ended December 31, 2005.

13.             VERTIS HOLDINGS SHARED BASED COMPENSATION

Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards up to an aggregate of 10 million shares. Vertis Holdings has options, restricted shares, retained shares and rights outstanding under the Stock Plan at March 31, 2006. SFAS 123R requires that share based payments for compensation made by Vertis Holdings to employees of the Company be accounted for in the financial statements of the Company.

Certain current and former members of the Company’s management own shares of common stock subject to retained share agreements (the “Retained Shares”). These retained share agreements were issued in connection with the Company’s recapitalization in 1999 (the “1999 Recapitalization”) with the intent to replace previously issued incentive stock options at equivalent economic value. The retained share agreements restrict transfers of the Retained Shares unless there is a liquidity event, generally defined as a public offering of Vertis Holding’ common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities (“Liquidity Event”). Additionally, included in the retained share agreements, employees (or their estates) have the right to put (“Put Right”) the Retained Shares to the Company for the fair market value of the stock within 90 days of termination due to retirement, disability or death (the “Put Right Period”). Retirement for this purpose is defined as the employee’s retirement from the Company at age 65 after at least three years of continuous service.

The Put Right exists only in connection with a termination of employment due to death, disability or retirement and an employee must exercise the Put Right before the Put Right Period expires. Following the closing of the Put Right Period, the Put Right ceases to exist. The purchase price to be paid by the Company upon exercise of a Put Right is the fair market value of the shares determined as of the date of exercise. The agreement defines fair market value as the fair market value as determined by the Company’s board of directors in its reasonable discretion after having considered any valuations of the Company in the preceding twelve-month period; provided that if there is a public market, as defined in the agreement, then it shall mean the average of the daily closing prices or the bids or asked prices, as the case may be, per share for the twenty days preceding the termination of employment times the number of shares. Due to the inclusion of a Put Right within the retained share agreements, the Retained Shares are considered liability awards under SFAS 123R. Prior to the adoption of SFAS 123R, the Retained Shares were classified as equity awards.

Certain current and former members of the Company’s management own rights (the “Rights”) to shares of common stock subject to a management subscription agreement. These management subscription agreements were issued in connection with the 1999 Recapitalization with the intent to replace previously issued nonqualified stock options at equivalent economic value. The management subscription agreements are similar to the retained share agreements discussed above, including the Put Right and the restrictions on transfer. As a result, the Rights held by employees are also considered liability awards under SFAS 123R. Prior to the adoption of SFAS 123R, the Rights were classified as equity awards.

The Company calculated the fair value of the 52,498 Retained Shares and Rights that have Put Rights available at January 1, 2006 using the fair-value based method. The fair value was determined to be $31.50/share based on the last known public transaction that occurred with the Big Flower Holdings, Inc. common stock prior to the 1999 Recapitalization. The Company was formerly known as Big Flower Holdings, Inc. prior to the 1999 Recapitalization when it was a publicly traded company. Additionally, this value fell into a range of values that were determined by an independent third party valuation conducted for the Company in the first quarter of 2004. This value was agreed upon by the Company’s board of directors at that time and reviewed again by management at January 1, 2006 and March 31, 2006. The Company’s management continues to believe that this value is reasonable. Based upon this value, the Company recorded a $1.7 million liability to reflect the potential obligation of the Company related to the Retained Shares and Rights which include the Put Rights; this liability is recorded as a cumulative effect of an accounting change in the condensed consolidated statement of operations. The

Company calculates the fair value of the Retained Shares and Rights with available Put Rights at each quarter-end. Any difference in the fair value calculation from the preceding quarter-end will be recorded as compensation expense.

The Company has the ability to issue restricted stock to certain members of management under the Stock Plan. The restricted stock awards do not vest until immediately prior to a Liquidity Event or upon death or disability during employment, and they cannot be transferred until vesting occurs. Additionally, if an employee leaves the Company prior to a Liquidity Event, they forfeit their restricted shares. The probability of each of these events occurring is currently indeterminable, therefore compensation expense will not be recorded by the Company related to the restricted shares until a Liquidity Event takes place, or is probable of occurring, or in the event of a shareholders death or disability.

Vertis Holdings issued 297,620 shares of restricted stock in the three months ended March 31, 2006. The fair value of restricted stock was determined to be $20.48/share which was calculated as the $31.50 share price discussed above discounted by 35% to take into account the restrictions on marketability of the restricted shares. Although the Retained Shares and Rights have restrictions on transfer as well, the Company determined that the inclusion of a Put Right in these agreements adds additional value to the Retained Shares and Rights and thus these stock awards were not discounted. The $20.48 calculated fair value of the restricted shares was also within the range of values calculated by the independent valuation conducted in 2004, as discussed above. At March 31, 2006 there were 453,013 shares of restricted stock outstanding under the Stock Plan.

The Company also has the ability to issue options to certain members of management under the Stock Plan. At March 31, 2006, there are 7,618 options outstanding under the Stock Plan. These options are fully vested at March 31, 2006 therefore no compensation expense is recorded.

A summary of activity under the Stock Plan for the three months ended March 31, 2006 is as follows:

	Retained		Restricted
(thousands of shares)	Shares	Rights	Stock(1)	Options(2)

Outstanding at December 31, 2005	20	32	155	8
Granted			298
Outstanding at March 31, 2006	20	32	453	8

Nonvested at March 31, 2006			453
Exercisable at March 31, 2006				8

(1)   The weighted-average grant-date fair value of the restricted shares is $20.48/ share.  As of March 31, 2006 there was $9.3 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Stock Plan.

(2)   The weighted-average exercise price of the vested options outstanding at March 31, 2006 is $31.50/ share.  The outstanding options have ten-year terms, with 5,832 options expiring in 2009 and the remainder expiring in 2012.

14.             INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	Three months ended
	March 31,
(In thousands)	2006	2005

Interest expense	$31,121	$30,856
Amortization of deferred financing fees	1,558	1,838
Capitalized interest	(209)	(245)
Interest income	(220)	(162)
	$32,250	$32,287

The Company made interest payments of $2.1 million and $1.3 million in the three months ended March 31, 2006 and 2005, respectively.

15.             OTHER, NET

Other, net consists of the following:

	Three months ended
	March 31,
(In thousands)	2006	2005

A/R Facility fees (see Note 7)	$1,472	$982
Loss on sale of property, plant and equipment	182	660
Bank commitment fees	213	309
Other costs	15	14
	$1,882	$1,965

16.             INCOME TAXES

The Company had approximately $217.0 million of net operating losses available to carryforward as of December 31, 2005. These carryforwards expire beginning in 2007 through 2026. The Company maintains a full valuation allowance against its deferred tax assets. This treatment is required under SFAS No. 109, “Accounting for Income Taxes” when, in the judgment of management, it is not more likely than not that sufficient taxable income will be generated in the future to realize the deductible temporary differences. The Company’s deferred tax assets and tax carryforwards remain available to offset taxable income in future years, thereby lowering any potential cash tax obligations. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

The Company is currently under examination by various US states as well as the Internal Revenue Service in the United States. The Company believes it has adequate provisions for all open years.

There were no income tax payments made by the Company in either the quarter ended March 31, 2006 or 2005.

17.             GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company has three series of notes (see Note 11) which are general obligations of Vertis, Inc., and are guaranteed by certain of Vertis, Inc.’s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of March 31, 2006 and December 31, 2005, and for the three months ended March 31, 2006 and 2005, are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet at March 31, 2006

		Guarantor	Non-Guarantor
In thousands	Parent	Companies	Companies	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$403	$51	$1,436		$1,890
Accounts receivable, net	100,359	5,691	2,444		108,494
Inventories	40,614	12,928	2		53,544
Maintenance parts	18,044	3,453			21,497
Prepaid expenses and other current assets	8,423	509	12		8,944
Total current assets	167,843	22,632	3,894		194,369
Intercompany receivable	116,818			$(116,818)
(Losses in excess of investments) investments in subsidiaries	(4,220)	859		3,361
Property, plant and equipment, net	265,254	63,960	127		329,341
Goodwill	198,229	51,454			249,683
Deferred financing costs, net	19,234				19,234
Other assets, net	26,134	630	20		26,784
Total Assets	$789,292	$139,535	$4,041	$(113,457)	$819,411

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$140,294	$18,340	$1,243		$159,877
Compensation and benefits payable	27,601	5,674	42		33,317
Accrued interest	42,185				42,185
Accrued income taxes	1,694		145		1,839
Other current liabilities	15,378	4,643	(287)		19,734
Total current liabilities	227,152	28,657	1,143		256,952
Due to parent	4,100	97,016	19,802	$(116,818)	4,100
Long-term debt, net of current portion	1,071,045				1,071,045
Other long-term liabilities	34,445	319			34,764
Total liabilities	1,336,742	125,992	20,945	(116,818)	1,366,861
Stockholder’s (deficit) equity	(547,450)	13,543	(16,904)	3,361	(547,450)
Total Liabilities and Stockholder’s (Deficit) Equity	$789,292	$139,535	$4,041	$(113,457)	$819,411

Condensed Consolidating Balance Sheet at December 31, 2005

		Guarantor	Non-Guarantor
In thousands	Parent	Companies	Companies	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$320	$85	$1,423		$1,828
Accounts receivable, net	145,853	4,824	729		151,406
Inventories	39,777	12,654	3		52,434
Maintenance parts	18,102	2,398			20,500
Prepaid expenses and other
current assets	7,614	1,396	17		9,027
Total current assets	211,666	21,357	2,172		235,195
Intercompany receivable	116,882			$(116,882)
(Losses in excess of investments) investments in subsidiaries	(12,982)	859		12,123
Property, plant and equipment, net	271,094	65,482	89		336,665
Goodwill	198,229	51,454			249,683
Deferred financing costs, net	20,755				20,755
Other assets, net	29,672	649	20		30,341
Total Assets	$835,316	$139,801	$2,281	$(104,759)	$872,639

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$212,046	$19,138	$242		$231,426
Compensation and benefits payable	33,717	4,018	38		37,773
Accrued interest	14,110				14,110
Accrued income taxes	2,135		212		2,347
Other current liabilities	10,245	13,720	(362)		23,603
Total current liabilities	272,253	36,876	130		309,259
Due to parent	7,898	97,305	19,577	$(116,882)	7,898
Long-term debt, net of current portion	1,049,059				1,049,059
Other long-term liabilities	31,984	317			32,301
Total liabilities	1,361,194	134,498	19,707	(116,882)	1,398,517
Stockholder’s (deficit) equity	(525,878)	5,303	(17,426)	12,123	(525,878)
Total Liabilities and Stockholder’s (Deficit) Equity	$835,316	$139,801	$2,281	$(104,759)	$872,639

Condensed Consolidating Statement of Operations

Three months ended March 31, 2006

		Guarantor	Non-Guarantor
In thousands	Parent	Companies	Companies	Eliminations	Consolidated

Net sales	$282,965	$74,060	$1,603	$(134)	$358,494
Operating expenses:
Costs of production	230,068	55,114	867	(134)	285,915
Selling, general and administrative	29,210	7,939	145		37,294
Restructuring charges	6,453	164			6,617
Depreciation and amortization of intangibles	11,740	2,597	5		14,342
	277,471	65,814	1,017	(134)	344,168
Operating income	5,494	8,246	586		14,326
Other expenses (income):
Interest expense, net	32,245	6	(1)		32,250
Other, net	1,882				1,882
	34,127	6	(1)		34,132

Equity in net income of subsidiaries	8,762			(8,762)

(Loss) income from continuing operations before income tax expense and cumulative effect of accounting change	(19,871)	8,240	587	(8,762)	(19,806)
Income tax expense	10		65		75

(Loss) income from continuing operations before cumulative effect of accounting change	(19,881)	8,240	522	(8,762)	(19,881)

Cumulative effect of accounting change	(1,654)				(1,654)

Net (loss) income	$(21,535)	$8,240	$522	$(8,762)	$(21,535)

Condensed Consolidating Statement of Operations

Three months ended March 31, 2005

		Guarantor	Non-Guarantor
In thousands	Parent	Companies	Companies	Eliminations	Consolidated

Net sales	$270,738	$84,177	$723	$(1,749)	$353,889
Operating expenses:
Costs of production	221,746	64,411	445	(1,749)	284,853
Selling, general and administrative	34,181	3,870	105		38,156
Restructuring charges	7,023	2,494			9,517
Depreciation and amortization of intangibles	11,582	3,913	8		15,503
	274,532	74,688	558	(1,749)	348,029
Operating (loss) income	(3,794)	9,489	165		5,860
Other expenses (income):
Interest expense, net	32,283	4			32,287
Other, net	1,965				1,965
	34,248	4			34,252

Equity in net loss of subsidiaries	(91,686)	(77,520)		169,206

(Loss) income from continuing operations before income tax expense	(129,728)	(68,035)	165	169,206	(28,392)
Income tax expense	200		58		258

(Loss) income from continuing operations	(129,928)	(68,035)	107	169,206	(28,650)

Loss from discontinued operations			(101,278)		(101,278)

Net (loss) income	$(129,928)	$(68,035)	$(101,171)	$169,206	$(129,928)

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2006

			Non-
		Guarantor	Guarantor
In thousands	Parent	Companies	Companies	Consolidated

Cash Flows from Operating Activities	$16,745	$(2,246)	$(132)	$14,367
Cash Flows from Investing Activities:
Capital expenditures	(9,149)	(1,204)	(43)	(10,396)
Software development costs capitalized	(550)			(550)
Proceeds from sale of property, plant and equipment and divested assets	51			51
Net cash used in investing activities	(9,648)	(1,204)	(43)	(10,895)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	20,996			20,996
Deferred financing costs	(37)			(37)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(28,037)	3,705		(24,332)
Other financing activities	64	(289)	225
Net cash (used in) provided by financing activities	(7,014)	3,416	225	(3,373)
Effect of exchange rate changes on cash			(37)	(37)
Net increase (decrease) in cash and cash equivalents	83	(34)	13	62
Cash and cash equivalents at beginning of year	320	85	1,423	1,828
Cash and cash equivalents at end of period	$403	$51	$1,436	$1,890

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2005

In thousands	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated

Cash Flows from Operating Activities	$66,248	$(69,879)	$3,445	$(186)
Cash Flows from Investing Activities:
Capital expenditures	(3,567)	(341)		(3,908)
Software development costs capitalized	(440)			(440)
Proceeds from sale of property, plant and equipment and divested assets	18	60		78
Acquisition of business, net of cash acquired	(3,208)			(3,208)
Investing activities of discontinued operations			(411)	(411)
Net cash used in investing activities	(7,197)	(281)	(411)	(7,889)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	29,999			29,999
Deferred financing costs	(67)			(67)
(Decrease) Increase in outstanding checks drawn on controlled disbursement accounts	(20,314)	2,385		(17,929)
Other financing activities	(66,819)	67,742	(3,292)	(2,369)
Financing activities of discontinued operations			64	64
Net cash (used in) provided by financing activities	(57,201)	70,127	(3,228)	9,698
Effect of exchange rate changes on cash			697	697
Net increase (decrease) in cash and cash equivalents	1,850	(33)	503	2,320
Cash and cash equivalents at beginning of year	297	33	2,308	2,638
Cash and cash equivalents at end of year	$2,147	$—	$2,811	$4,958

18.             COMMITMENTS AND CONTINGENCIES

Certain claims, suits and complaints (including those involving environmental matters) which arise in the ordinary course of business have been filed or are pending against the Company. Management believes, based upon all the currently available information, that the results of such proceedings, individually, or in the aggregate would not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

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

We operate through two reportable business segments: Advertising Inserts and Direct Mail. Advertising Inserts provides a full product line of printed targeted advertising products inserted into newspapers. Direct Mail provides personalized direct mail products and various targeted direct marketing services. In addition, we also provide premedia and related services as well as media planning and placement services. These services are included in “Corporate and Other”, together with corporate costs incurred by the Company.

We use independent third-party source materials to track statistics pertaining to advertising growth. Based on these publications, the projection for 2005 U.S. Advertising growth ranged from 3.0% to 4.6%. Projections for 2006 domestic advertising spending range from 5.0% to 6.9% growth.

We expect the industry-wide overcapacity that has impacted Advertising Inserts to continue. To mitigate the negative impact of industry-wide overcapacity in this marketplace, we seek to maximize capacity utilization by allocating production to the most efficient equipment. Additionally, in an effort to further address the issue of overcapacity in the industry, we closed our inserts production facility in Niles, Michigan in the first quarter of 2006. See “Restructuring” for further discussion.

Cost management also continues to be a major focus. Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs. Our first quarter 2006 restructuring activities are expected to yield annualized cost savings of approximately $12 million.

Liquidity continues to be a primary focus for the Company. At March 31, 2006 the Company had approximately $85.2 million available to borrow under its revolving credit facility (the “Credit Facility”), its primary source of funds. Under the Credit Facility, the Company is subject to a minimum EBITDA covenant requiring the Company to maintain EBITDA, as defined by the Credit Facility, of $160 million on a trailing twelve-month basis. As of March 31, 2006, the Company was in compliance with all of its covenants, financial or otherwise. While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum Compliance EBITDA required under the covenant. Based upon the latest projections for the balance of 2006, we believe we will be in compliance in the upcoming year.

The Company continues to be highly leveraged. However, as a result of the refinancing of the Company’s revolving credit facility and other refinancings over the last few years, no significant debt repayments are due until 2008 and beyond. This has allowed the Company to restructure the business and focus on improving operations.

Capital expenditures in the first quarter of 2006 increased $6.6 million from the spending for the same period in 2005. This increase in capital spending is due to the timing of expenditures and reflects a shift back to a more normal spending cadence on the part of the Company. Full year capital expenditures for 2006 are expected to be greater than the comparable 2005 capital spending.

A large portion of the Company’s revenue is generally seasonal in nature. However, our efforts to expand our other product lines as well as expand the market for our advertising inserts to year-round customers, have reduced the overall seasonality of our revenues. Of our full year 2005 net sales, excluding the adjustment made in December 2005 related to the change in our revenue recognition policy surrounding the recording of print revenue, 23.2% of net sales were generated in the first quarter, 23.9% in the second, 24.8% in the third and 28.1% in the fourth. The revenue recognition adjustment is excluded here to present a more representative depiction of the seasonality of the Company’s quarterly sales. See Note 2 to the financial statements for further discussion of this accounting change. Profitability continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at higher capacity during the fourth quarter holiday production season. On the other hand, lower volume negatively impacts margins since we are not able to fully leverage fixed depreciation, amortization, interest and other costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first.

Discontinued Operations

In the third quarter of 2005, the Company decided to sell the two divisions in its European segment primarily because each had incurred operating losses in the past two years and neither was deemed a fit within the Company’s overall strategy. The direct mail division of this segment was sold on October 3, 2005 and the premedia division of this segment was sold on December 14, 2005.

The loss for the Europe segment was $101.3 million for the three months ended March 31, 2005 and is included in discontinued operations on the Company’s condensed consolidated financial statements. Included in the first quarter 2005 loss is a $97.8 million impairment loss to reduce the carrying value of the Europe goodwill to its implied fair value based on the goodwill impairment test conducted by the Company in 2005. See Note 5 to the condensed consolidated financial statements for further discussion on the Company’s goodwill accounting policy. Net sales for Vertis Europe, which is also included in the loss from discontinued operations for the quarter ended March 31, 2005, was $31.9 million. Interest was not allocated to discontinued operations as the European business was divested on a debt-free basis. Prior year financial statements have been restated to present the operations of Vertis Europe as a discontinued operation. See Note 4 to our condensed consolidated financial statements for further discussion.

Restructuring

The Company began a restructuring program in the first quarter of 2006 (the “2006 Program”) to address the issue of industry-wide overcapacity and streamline operations to capitalize on operating efficiencies and improve productivity and consistency, thus reducing the Company’s overall cost base. The execution of the first phase of the 2006 Program is substantially complete as of March 31, 2006, and should be final by the second quarter of 2006. The 2006 program includes reductions in work force of approximately 240 employees and the closure of one advertising inserts production facility and two premedia production facilities. The Company expects the costs associated with the first phase of the 2006 program to be an estimated $7.6 million, $6.6 million of which were recorded in the first quarter of 2006. Cost savings achieved in the first quarter of 2006 as a result of the first phase of the 2006 Program were $0.9 million, all of which were staffing related. These savings impacted both the cost of production and the selling, general and administrative line items of our condensed consolidated statement of operations included elsewhere in this report. Annual cost savings expected in future years as a result of the first phase of the 2006 Program are estimated at $12 million.

The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency. It is likely that the Company will incur additional restructuring costs in 2006 in an on-going effort to achieve these objectives.

In the three months ended March 31, 2006, under the 2006 Program, the Advertising Inserts segment recorded $1.5 million in severance and related costs associated with the elimination of approximately 165 positions and $0.4 million in facility closure costs as well as a $1.0 million write-down of assets associated with the closure of a production facility. The Direct Mail segment recorded $0.3 million in severance and related costs in 2006 associated with the elimination of approximately 17 positions. Corporate and Other recorded $2.4 million in severance and related costs in 2006 associated with the elimination of approximately 51 positions and $1.0 million in facility closure costs associated with the closure of two premedia production facilities.

Included in the 2006 first quarter segment restructuring expense amounts above are approximately $0.1 million of aggregate severance costs and $0.4 million of aggregate facilities costs allocated to the segments based on percentages established by management.

The severance costs are related to the elimination of approximately 7 shared services positions and the facilities costs represent accretion expense.

In 2005 the Company executed a restructuring program (the “2005 Program”) aimed at regionalizing and streamlining operations to capitalize on operating efficiencies and improve productivity and consistency, and reducing the Company’s overall cost base. The 2005 Program included reductions in work force of approximately 490 employees; the closure of six premedia facilities, one advertising inserts warehouse, and two advertising inserts regional offices, some of which are associated with the consolidation of operations; and the transfer of certain positions. The execution of the 2005 Program was complete as of December 31, 2005.

The first phase of the 2005 Program, which was undertaken in the first quarter of 2005, included reductions in work force of approximately 220 employees; the closure of three premedia facilities and one direct mail warehouse in the U.K., some of which are associated with the consolidation of operations; and the transfer of certain positions. The execution of the first phase of the 2005 Program was substantially complete as of March 31, 2005 and was finalized by the end of the second quarter of 2005.

In the three months ended March 31, 2005, under the 2005 Program, the Advertising Inserts segment recorded $3.8 million in severance and related costs associated with the elimination of approximately 65 positions. The Direct Mail segment recorded $1.2 million in severance and related costs in the first quarter of 2005 associated with the elimination of approximately 20 positions. Corporate and Other recorded $2.1 million in severance and related costs in the first quarter of 2005 associated with the elimination of approximately 50 positions, $0.7 million in costs related to the amendment of an executive level employment agreement announced in 2004 and $1.7 million in facility closure costs associated with the closure of two facilities. Additionally, included in the first phase of the 2005 Program, are restructuring costs of $0.5 million related to reductions in workforce of approximately 60 employees in the Company’s Europe segment. These costs are included in the loss from discontinued operations for the three months ended March 31, 2005 on the Company’s condensed consolidated statement of operations.

Included in the 2005 first quarter segment restructuring expense amounts above are approximately $0.3 million of aggregate severance costs allocated to the segments based on percentages established by management. The severance costs are related to the elimination of approximately 25 shared services and sales positions.

In connection with our restructuring actions discussed above, we recorded $6.6 million and $9.5 million of restructuring charges in the three months ended March 31, 2006 and 2005, respectively. We expect to pay approximately $5.7 million of the accrued restructuring costs during the next year, and the remainder, approximately $4.0 million, by 2011. For more information about our restructuring charges, see Note 3 to our condensed consolidated financial statements.

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

Also affecting the comparability of results from year-to-year, is the inclusion of a $97.8 million impairment loss in the first quarter of 2005 to reduce the carrying value of goodwill in our Vertis Europe segment, which was sold in the fourth quarter of 2005, to its implied fair value in accordance with an impairment test conducted under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). This impairment loss is included in Discontinued operations in our condensed consolidated statement of operations.

You should consider all of these factors in reviewing the discussion of our operating results.

Results Of Operations

The following table presents major components from our condensed consolidated statements of operations and condensed consolidated statements of cash flows:

	Three months ended March 31,		Percentage of Sales
	2006	2005	2006	2005
	(in thousands)

Net sales	$358,494	$353,889	100.0%	100.0%
Costs of production	285,915	284,853	79.8%	80.5%
Selling, general and administrative	37,294	38,156	10.4%	10.8%
Restructuring and asset impairment charges	6,617	9,517	1.8%	2.7%
Depreciation and amortization of intangibles	14,342	15,503	4.0%	4.3%
Total operating costs	344,168	348,029	96.0%	98.3%
Operating income	14,326	5,860	4. 0%	1.7%

Other data:

Cash flows provided by (used in) operating activities	$14,367	$(186)
Cash flows used in investing activities	10,895	7,889
Cash flows (used in) provided by financing activities	(3,373)	9,698
EBITDA	26,786	19,398	7.5%	5.5%

EBITDA is included in this document as it is the primary measure we use to evaluate our performance. EBITDA, as we used it for this purpose, represents net loss from continuing operations before cumulative effect of accounting change, plus

•                  interest expense (net of interest income)

•                  income tax expense (benefit), and

•                  depreciation and amortization of intangibles.

We present EBITDA here to provide additional information regarding our performance and because it is the measure by which we gauge the profitability and assess the performance of our segments. EBITDA is not a measure of financial performance in accordance with GAAP. You should not consider it an alternative to net income as a measure of operating performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. A full quantitative reconciliation of EBITDA to its most directly comparable GAAP measure, net loss from continuing operations before cumulative effect of accounting change, is provided as follows:

	Three months ended March 31,
(in thousands)	2006	2005

Loss from continuing operations before cumulative effect of accounting change	$(19,881)	$(28,650)
Interest expense, net	32,250	32,287
Income tax expense	75	258
Depreciation and amortization of intangibles	14,342	15,503
EBITDA	$26,786	$19,398

Results of Operations – Three months ended March 31, 2006 compared to three months ended March 31, 2005

Net Sales

For the three months ended March 31, 2006, our consolidated net sales increased $4.6 million, or 1.3%, from $353.9 million in 2005 to $358.5 million in 2006.

At our Advertising Inserts segment, net sales remained flat when comparing $237.1 million of net sales for the quarter ended March 31, 2005 to $237.3 million of net sales for the quarter ended March 31, 2006. The primary changes in Advertising Inserts sales are as follows:

•                  The pass-through cost of paper increased by $1.2 million.

•                  Volume declined by $0.6 million.

•                  Pricing, including product, customer and equipment mix, decreased by $0.4 million.

At our Direct Mail segment, net sales increased $9.9 million, or 12.6%, from $78.4 million for the three months ended March 31, 2005 to $88.3 million for the three months ended March 31, 2006. The primary changes in Direct Mail sales are as follows:

•                  The pass-through cost of paper decreased by $0.4 million.

•                  Volume increased by $2.0 million.

•                  Pricing, including product, customer and equipment mix, increased by $7.4 million.

Corporate and Other net sales decreased $5.1 million, or 13.0%, from $39.1 million for the quarter ended March 31, 2005 to $34.0 million for the quarter ended March 31, 2006. Premedia accounted for $5.6 million of the decline in sales, primarily due to a decline in volume, offset by a $1.2 million increase in media and planning sales.

Operating Expenses (Income)

For the three months ended March 31, 2006, our consolidated costs of production increased $1.0 million, or 0.3%, from $284.9 million in 2005 to $285.9 million in 2006. Increases in the costs of production are attributable to increases in contract services, operating supplies, and materials consumed. Offsetting these increased costs are decreases in labor costs, repairs and maintenance and rent expense.

Selling, general and administrative expenses decreased $0.9 million, or 2.4%, for the quarter ended March 31, 2006, from $38.2 million in 2005 to $37.3 million in 2006. This change is primarily due to a $1.2 million increase in staffing costs and a decrease in bad debt expense resulting from a $2.0 million amount written off in the first quarter of 2005 for amounts owed to the Company by a bankrupt customer.

Restructuring charges for the three months ended March 31, 2006 were $6.6 million as compared to $9.5 million in the comparable 2005 period. See the “Restructuring” section for a detailed discussion of restructuring charges.

Loss from continuing operations before cumulative effect of accounting change

Loss from continuing operations before cumulative effect of accounting change was $19.9 million for the quarter ended March 31, 2006, a decrease in loss of $8.8 million compared to a loss of $28.7 million for the comparable 2005 period. This decrease reflects the aforementioned changes in net sales and costs. See also “Segment Performance” below.

Segment Performance

Set forth below is a discussion of the performance of our business segments based on EBITDA, which is the measure reported to our chief operating decision maker for the purpose of making decisions about allocating resources to the segment and assessing performance of the segment. A tabular reconciliation of segment EBITDA to its most directly comparable consolidated GAAP measure, income (loss) from continuing operations before cumulative effect of accounting change, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information”, is contained in Note 9 to our condensed consolidated financial statements included elsewhere herein.

At the Advertising Inserts segment, EBITDA amounted to $20.3 million for the three months ended March 31, 2006, an increase of $4.4 million, or 27.7%, compared to $15.9 million in the comparable 2005 period. The primary changes in EBITDA are as follows:

•                  Volume declined by $1.2 million.

•                  Pricing, including product, customer and equipment mix, increased by $1.1 million.

•                  Restructuring costs decreased $0.9 million, fixed costs decreased $2.6 million, primarily related to decreases in staffing and maintenance costs, and variable overhead decreased as a result of a $0.7 million decrease in the variable cost per unit sold.

At the Direct Mail segment, EBITDA amounted to $10.2 million for the three months ended March 31, 2006, an increase of $2.0 million, or 24.4%, compared to $8.2 million in the comparable 2005 period. The primary changes in EBITDA are as follows:

•                  Volume increased by $1.2 million.

•                  Pricing, including product, customer and equipment mix, increased by $3.5 million.

•                  Restructuring costs decreased $0.9 million. Offsetting this decrease is a $1.2 million increase in fixed costs, primarily related to increased staffing costs, and a $2.9 million increase in the variable cost per unit sold which includes the impact of product mix.

Corporate and Other recorded an EBITDA loss of $3.6 million for the quarter ended March 31, 2006, a decrease in loss of $1.2 million, or 25.0%, compared to a $4.8 million EBITDA loss for the quarter ended March 31, 2005. This change is largely due to lower restructuring costs of $1.1 million.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

We believe that the facilities in place, as well as our cash flows, will be sufficient to meet our operational needs (including capital expenditures and restructuring costs) for the next twelve months and beyond. At March 31, 2006, we had approximately $85.2 million available to borrow under the Credit Facility. The maximum availability under the Credit Facility is $200 million, limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7 to the condensed consolidated financial statements); and 45% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. At March 31, 2006, the Company’s borrowing base was calculated to be $195.2 million and the Company’s Compliance EBITDA, as defined in Note 11 to the condensed consolidated financial statements, is $188.2 million.

There can be no assurance that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt. In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

Items that could impact our liquidity are described below.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of March 31, 2006 and the periods in which payments are due:

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
(In thousands)
Long-term debt	$1,071,045	$	$90,860	$980,185
Interest payments (1)	370,873	111,809	223,619	35,445
Operating leases	81,069	24,546	28,618	16,467	$11,438
Restructuring payments (2)	4,231	3,536	695
Pension payments (3)	25,747	4,586	4,372	7,625	9,164
Total contractual cash obligations	$1,552,965	$144,477	$348,164	$1,039,722	$20,602

(1)          Interest payments relate only to the interest on the Company’s debt for which the interest rate is fixed. The amount excludes interest owed under the Credit Facility, for which the interest rate fluctuates. For further discussion, see Note 11 to the condensed consolidated financial statements included in this report. The balance of the Credit Facility at March 31, 2006 was $90.9 million and the weighted-average interest rate was 7.49%.

(2)          Restructuring payments exclude lease payments associated with facilities exited under a restructuring plan as these costs are included in the operating lease amounts above.

(3)          Pension amounts represent the estimated future benefit payments and contributions related to the company’s defined benefit plans.

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

Debt Financing

The Credit Facility, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary covenants. In addition, the Credit Facility includes a minimum EBITDA covenant requiring us to maintain Compliance EBITDA of $160 million on a trailing twelve-month basis. At March 31, 2006, our trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $188.2 million. If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility. At March 31, 2006, we were in compliance with our debt covenants.

While we currently expect to be in compliance in future periods, there can be no assurance that these financial covenants will continue to be met. Based upon the latest projections for the balance of 2006, we believe we will be in compliance in the current year. For further information on our long-term debt, see Note 11 to the condensed consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

In December 2002, we entered into a three-year agreement to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. (the “2002 Facility”) through the issuance of $130.0 million variable rate trade receivable backed notes. The 2002 Facility expired in November 2005 and as such in November 2005, we entered into a new $130 million three-year revolving trade receivables facility (the “A/R Facility”) terminating in December 2008. Funds advanced pursuant to the A/R Facility were used to pay off the remaining obligations under and terminate the 2002 Facility.

Under the A/R Facility, as well as the 2002 Facility previously in place, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $0.3 million and $0.8 million in the three months ended March 31, 2006 and 2005, respectively. These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections. Additional deductions may be made if we fail to maintain a consolidated Compliance EBITDA (as defined in Note 11) of at least $180 million for any rolling four fiscal quarter period. In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $160 million. There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility. As of March 31, 2006, we are in compliance with all targets and covenants under the A/R Facility.

At March 31, 2006 and December 31, 2005, accounts receivable of $130.0 million had been sold under the A/R Facility, respectively, and as such are reflected as reductions of accounts receivable. At March 31, 2006 and December 31, 2005, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $52.3 million and $71.8 million, respectively, which is included in Accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $434.7 million and $375.7 million in the first quarter of 2006 and 2005, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points under the A/R Facility and 90 basis points under the 2002 Facility. We also pay an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances. The loss on sale, which approximated the fees, totaled $1.5 million and $1.0 million in the three months ended March 31, 2006 and 2005, respectively, and is included in Other, net.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

Our current liabilities exceeded current assets by $62.6 million at March 31, 2006 and by $74.1 million at December 31, 2005. This represents an increase in working capital of $11.5 million for the three months ended March 31, 2006. The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility. We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility. After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables. Therefore, if we add back the accounts receivable of $130.0 million sold under the A/R Facility as of both March 31, 2006 and December 31, 2005,  and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at March 31, 2006 and December 31, 2005 would have been $67.4 million and $55.9 million, respectively. The ratio of current assets to current liabilities as of March 31, 2006 was 0.76 to 1 (1.26 to 1, excluding the impact of the A/R Facility) compared to 0.76 to 1 as of December 31, 2005 (1.18 to 1, excluding the impact of the A/R Facility).

The increase in working capital after adding back accounts receivable sold under the A/R Facility was due primarily to fluctuations in operating assets and liabilities, mainly accounts receivable and accounts payable, offset by an increase in accrued interest as interest on the majority of our debt was paid in the fourth quarter of 2005 and does not come due again until April and June of the current year.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash from continuing operating activities improved $17.9 million from a $3.5 million cash usage in the first quarter of 2005 to $14.4 million of positive cash flow in the comparable 2006 period. This increase is primarily the result of the seasonality of revenues in the first quarter of 2006 versus the fourth quarter of 2005 as well as changes in the timing of the settlement of payables and collection of receivables.

Cash Flows from Investing Activities

Net cash used in investing activities in the first quarter of 2006 increased by $3.0 million from the 2005 level, primarily due to an increase in capital spending of $6.6 million related to the timing of capital expenditures, offset by a $3.2 million decrease related to the acquisition of Elite Mailing and Fulfillment Services, Inc. in 2005. See Note 6 to our condensed consolidated financial statements for further discussion.

Cash Flows from Financing Activities

Net cash related to financing activities decreased $13.1 million from $9.7 million of cash provided in the first quarter of 2005 to a $3.4 million cash usage in the comparable 2006 period. The change in financing cash flows relates in part to funding fluctuations under our revolving credit facility which reflect the relative levels of cash provided by operating activities and capital expenditures in each respective period. Additionally, the change reflects the fluctuation in the amount of outstanding checks drawn on controlled disbursement accounts which is primarily attributable to timing differences.

Other Factors

We had approximately $217 million of federal net operating losses available to carry forward as of December 31, 2005. These carryforwards expire beginning in 2007 through 2026. We maintain a full valuation allowance against our deferred tax assets, as is required under SFAS No. 109, “Accounting for Income Taxes” when, in the judgment of management, it is not more likely than not that sufficient taxable income will be generated in the future to realize the deductible temporary differences. Our deferred tax assets and tax carryforwards remain available to offset taxable income in future years, thereby lowering our cash tax obligations. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

We are currently under examination by various US states as well as the Internal Revenue Service in the United States. We believe we have adequate provisions for all open years.

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

Quantitative Information

At March 31, 2006, 8.4% of our long-term debt held a variable interest rate (18.3% if we include off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are also variable).

If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended March 31, 2006 by approximately $1.5 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all other factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at March 31, 2006 and does not provide for changes in borrowings that may occur in the future.

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2006. No significant changes were made in our internal controls over financial reporting during the first quarter of 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5. OTHER INFORMATION

Forward Looking Statements

We have included in this quarterly report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You may find discussions containing such forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as within this quarterly report generally. In addition, when used in this quarterly report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “projects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to those discussed in our annual report on Form 10-K dated March 27, 2006, under “Certain Factors That May Affect Our Business” as well as:

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

•                                          downgrades in our credit ratings;

•                                          changes in interest rates; and

•                                          other matters discussed in this document generally.

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

Item 6. EXHIBITS

Exhibit 10.1    Management Subscription Agreement dated November 24, 1999, by and between Big Flower Holdings, Inc., a Delaware Corporation (“BF Holdings”), Thomas H. Lee Equity Fund IV, L.P. (“Fund IV”) and Donald E. Roland

Exhibit 10.2    Management Subscription Agreement dated November 24, 1999, by and between BF Holdings, Fund IV and Dean D. Durbin

Exhibit 10.3    Retained Share Agreement dated November 24, 1999, by and between BF Holdings, Fund IV and Donald E. Roland

Exhibit 10.4    Amended and Restated Management Subscription Agreement dated August 31, 2003, by and among Vertis Holdings, Inc. (f/k/a BF Holdings) (“Vertis Holdings”), Fund IV and Donald E. Roland

Exhibit 10.5    Amended and Restated Management Subscription Agreement dated August 31, 2003, by and among Vertis Holdings, Fund IV and Dean D. Durbin

Exhibit 10.6     Restricted Stock Agreement dated April 20,2004, by and among Vertis Holdings, Fund IV and Michael S. Rawlings

Exhibit 10.7    Restricted Stock Agreement dated May 17, 2005, by and among Vertis Holdings, Fund IV and Michael S. Rawlings

Exhibit 10.8    Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and David Colatriano

Exhibit 10.9    Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and Dean Durbin

Exhibit 10.10    Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and John Howard

Exhibit 10.11    Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and David Laverty

Exhibit 10.12  Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and Ann Raider

Exhibit 10.13  Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and Gary Sutula

Exhibit 10.14  Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and Stephen Tremblay

Exhibit 10.15   Amendment No.1 to Amended and Restated Share Agreement and Amended and Restated Management Subscription Agreement dated April 10, 2006 by and among Vertis Holdings, Fund IV and Donald E. Roland

Exhibit 10.16  Letter Agreement regarding Transition Arrangements dated March 29, 2006 by and among Vertis Holdings, Vertis, Inc. and Donald E. Roland

Exhibit 10.17  Indenture, dated as of February 28, 2003, among the Company, as Issuer, the Subsidiary Guarantors and the Bank of New York, as trustee

Exhibit 31.1    Certification of Dean D. Durbin, President and Chief Executive Officer, dated May 15, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2    Certification of Stephen E. Tremblay, Chief Financial Officer, dated May 15, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1    Certification of the Dean D. Durbin, President and Chief Executive Officer, dated May 15, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2    Certification of Stephen E. Tremblay, Chief Financial Officer, dated May 15, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.

/s/ Dean D. Durbin

Dean D. Durbin
President and Chief Executive Officer

/s/ Stephen E. Tremblay

Stephen E. Tremblay
Chief Financial Officer

Date: May 15, 2006

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1

Management Subscription Agreement dated November 24, 1999, by and between Big Flower Holdings, Inc., a Delaware Corporation (“BF Holdings”), Thomas H. Lee Equity Fund IV, L.P. (“Fund IV”) and Donald E. Roland

10.2	Management Subscription Agreement dated November 24, 1999, by and between BF Holdings, Fund IV and Dean D. Durbin
10.3	Retained Share Agreement dated November 24, 1999, by and between BF Holdings, Fund IV and Donald E. Roland
10.4	Amended and Restated Management Subscription Agreement dated August 31, 2003, by and among Vertis Holdings, Inc. (f/k/a BF Holdings) (“Vertis Holdings”), Fund IV and Donald E. Roland
10.5	Amended and Restated Management Subscription Agreement dated August 31, 2003, by and among Vertis Holdings, Fund IV and Dean D. Durbin
10.6	Restricted Stock Agreement dated April 20,2004, by and among Vertis Holdings, Fund IV and Michael S. Rawlings
10.7	Restricted Stock Agreement dated May 17, 2005, by and among Vertis Holdings, Fund IV and Michael S. Rawlings
10.8	Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and David Colatriano
10.9	Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and Dean Durbin
10.10	Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and John Howard
10.11	Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and David Laverty
10.12	Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and Ann Raider
10.13	Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and Gary Sutula
10.14	Restricted Stock Agreement dated March 6, 2006, by and among Vertis Holdings, Fund IV and Stephen Tremblay
10.15	Amendment No.1 to Amended and Restated Share Agreement and Amended and Restated Management Subscription Agreement dated April 10, 2006 by and among Vertis Holdings, Fund IV and Donald E. Roland
10.16	Letter Agreement regarding Transition Arrangements dated March 29, 2006 by and among Vertis Holdings, Vertis, Inc. and Donald E. Roland
10.17	Indenture, dated as of February 28, 2003, among the Company, as Issuer, the Subsidiary Guarantors and the Bank of New York, as trustee
31.1	Certification of Dean D. Durbin, President and Chief Executive Officer, dated May 15, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated May 15, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Dean D. Durbin, President and Chief Executive Officer, May 15, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated May 15, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.