Form 10-Q
period 2006-06-30
VERTIS INC
filed 2006-08-04
CIK 1178717

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 333-97721

Vertis, Inc.

d/b/a Vertis Communications

(Exact Names of Registrants as Specified in Their Charters)

Delaware	13-3768322
(State of incorporation)	(I.R.S. Employer
Identification Nos.)

250 West Pratt Street
Baltimore, Maryland	21201
(Address of Registrant’s Principal Executive Office)	(Zip Code)

(410) 528-9800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerate filer ☐	Accelerate filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of Registrant’s common stock as of August  4, 2006 was 1,000 shares.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertis, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,167	$1,828
Accounts receivable, net	124,909	151,406
Inventories, net	55,208	52,434
Maintenance parts, net	21,536	20,500
Prepaid expenses and other current assets	10,964	9,027
Total current assets	216,784	235,195
Property, plant and equipment, net	335,022	336,665
Goodwill	262,849	249,683
Deferred financing costs, net	17,893	20,755
Other assets, net	26,795	30,341
Total assets	$859,343	$872,639

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$180,035	$231,426
Compensation and benefits payable	32,841	37,773
Accrued interest	14,770	14,110
Accrued income taxes	1,931	2,347
Current portion of long-term debt	34
Other current liabilities	20,453	23,603
Total current liabilities	250,064	309,259
Due to parent	3,524	7,898
Long-term debt	1,126,176	1,049,059
Other long-term liabilities	32,030	32,301
Total liabilities	1,411,794	1,398,517

Stockholder’s deficit:
Common stock - authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,689	409,689
Accumulated deficit	(953,472)	(926,895)
Accumulated other comprehensive loss	(8,668)	(8,672)
Total stockholder’s deficit	(552,451)	(525,878)
Total liabilities and stockholder’s deficit	$859,343	$872,639

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

Three Months Ended June 30,	2006	2005
	(Unaudited)

Revenue	$356,058	$363,399
Operating expenses:
Costs of production	276,628	281,535
Selling, general and administrative	32,884	35,513
Restructuring charges	2,450	5,192
Depreciation and amortization of intangibles	14,304	16,917
	326,266	339,157
Operating income	29,792	24,242
Other expenses:
Interest expense, net	32,862	31,949
Other, net	1,860	1,899
	34,722	33,848

Loss from continuing operations before income tax expense	(4,930)	(9,606)
Income tax expense	112	265
Loss from continuing operations	(5,042)	(9,871)

Loss from discontinued operations		(19,152)

Net loss	$(5,042)	$(29,023)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

Six Months Ended June 30,	2006	2005
	(Unaudited)

Revenue	$714,552	$717,288
Operating expenses:
Costs of production	562,543	566,388
Selling, general and administrative	70,178	73,669
Restructuring charges	9,067	14,709
Depreciation and amortization of intangibles	28,646	32,420
	670,434	687,186
Operating income	44,118	30,102
Other expenses:
Interest expense, net	65,112	64,236
Other, net	3,742	3,864
	68,854	68,100

Loss from continuing operations before income tax expense and cumulative effect of accounting change	(24,736)	(37,998)
Income tax expense	187	523
Loss from continuing operations before cumulative effect of accounting change	(24,923)	(38,521)

Loss from discontinued operations		(120,430)
Cumulative effect of accounting change	(1,654)

Net loss	$(26,577)	$(158,951)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

In thousands

Six Months Ended June 30,	2006	2005
	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(26,577)	$(158,951)
Adjustments for discontinued operations		120,430
Loss from continuing operations	(26,577)	(38,521)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	28,646	32,420
Amortization of deferred financing costs	3,121	3,689
Cumulative effect of accounting change	1,654
Other non-cash income and expense, net	4,765	7,043
Changes in operating assets and liabilities (excluding effect of acquisitions and dispositions):
Decrease in accounts receivable	28,324	16,456
Increase in inventories	(784)	(69)
Decrease (increase) in prepaid expenses and other assets	294	(1,700)
Decrease in accounts payable and other liabilities	(44,251)	(28,729)
Net cash used in continuing operating activities	(4,808)	(9,411)
Loss from discontinued operations		(120,430)
Change in net assets of discontinued operations held for sale		122,367
Net cash provided by discontinued operations		1,937
Net cash used in operating activities	(4,808)	(7,474)
Cash Flows from Investing Activities:
Capital expenditures	(22,642)	(14,659)
Software development costs capitalized	(1,202)	(964)
Proceeds from sale of property, plant and equipment	101	878
Acquisition of business, net of cash acquired	(20,666)	(3,270)
Investing activities of discontinued operations		(1,294)
Net cash used in investing activities	(44,409)	(19,309)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	75,135	34,982
Deferred financing costs	(258)	(111)
Decrease in outstanding checks drawn on controlled disbursement accounts	(22,878)	(5,032)
Advances to parent	(447)	(2,334)
Financing activities of discontinued operations		3,853
Net cash provided by financing activities	51,552	31,358
Effect of exchange rate changes on cash	4	(1,168)
Net increase in cash and cash equivalents	2,339	3,407
Cash and cash equivalents at beginning of period	1,828	2,638
Cash and cash equivalents at end of period	$4,167	$6,045

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

The difference between net loss and total comprehensive loss is comprised of a foreign currency translation gain of $41,000 and $4,000 for the three and six months ended June 30, 2006, and a foreign currency translation loss of $1.1 million for both the three and six months ended June 30, 2005. The total comprehensive loss for the three months ended June 30, 2006 and 2005 is $5.0 million and $30.1 million, respectively. The total comprehensive loss for the six months ended June 30, 2006 and 2005 is $26.6 million and $160.0 million, respectively.

2.     SUMMARY OF ACCOUNTING REVISIONS

In December 2005, the Company revised its revenue recognition policy for printed materials to recognize revenue when product is shipped. Previously revenue was recorded when these materials were completed and off-press, as is reflected in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2005. Additionally, based on a complete physical inventory of maintenance parts in 2005, the Company determined that it should have capitalized all maintenance parts, rather than just those assets that exceeded the Company’s previous $100 minimum threshold for capitalization. Therefore, beginning December 31, 2005 and going forward, the Company capitalizes all maintenance parts.

3.     RESTRUCTURING CHARGES

The Company began a restructuring program in the first quarter of 2006 (the “2006 Program”) to address the issue of industry-wide overcapacity and streamline operations to capitalize on operating efficiencies and improve productivity and consistency, thus reducing the Company’s overall cost base. Under the 2006 program, restructuring actions approved by management through June 30, 2006 include reductions in work force of approximately 320 employees and the closure of one advertising inserts production facility and two premedia production facilities. All approved restructuring actions under the 2006 Program are complete as of June 30, 2006. Costs associated with approved restructuring actions under the 2006 Program were $9.1 million, all of which were recorded in the first half of 2006.

The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency. It is likely that the Company will incur additional restructuring costs in 2006 and in future years in an on-going effort to achieve these objectives.

In the quarter ended June 30, 2006, under the 2006 Program, the Advertising Inserts segment recorded $0.7 million in severance and related costs and $0.6 million in facility closing costs, the Direct Mail segment recorded $0.2 million of facilities costs and Corporate and Other recorded $1.0 million in severance and related costs.

In the six months ended June 30, 2006, under the 2006 Program, the Advertising Inserts segment recorded $2.2 million in severance and related costs associated with the elimination of approximately 193 positions and $1.0 million in facility closing costs as well as a $1.0 million write-down of assets associated with the closure of a production facility. The Direct Mail segment recorded $0.3 million in severance and related costs in 2006 associated with the elimination of approximately 25 positions and $0.2 million of facilities costs related to allocated accretion expense. Corporate and Other recorded $3.4 million in severance and related costs in 2006 associated with the elimination of approximately 95 positions and $1.0 million in facility closure costs associated with the closure of two premedia production facilities.

Included in the 2006 six-month segment restructuring expense amounts above are approximately $0.1 million of aggregate severance costs and $0.7 million of aggregate facilities costs allocated to the segments based on percentages established by management. The severance costs are related to the elimination of approximately 7 shared services positions and the facilities costs represent accretion expense.

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

In the second quarter of 2005, the Company continued the 2005 Program begun in the first quarter. Through June 30, 2005, the 2005 Program included reductions in work force of approximately 470 employees; the closure of six premedia facilities and one advertising inserts regional office, some of which are associated with the consolidation of operations; and the transfer of certain positions. The execution of the second phase of the 2005 Program was substantially complete as of June 30, 2005 and was finalized by the end of the third quarter of 2005.

In the quarter ended June 30, 2005, under the 2005 Program, the Advertising Inserts segment recorded $2.7 million in severance and related costs and $0.1 million in facility closing costs, the Direct Mail segment recorded $0.7 million in severance and related costs and Corporate and Other recorded $1.7 million in severance and related costs and $0.2 million in facility closure costs offset by $0.2 million in gains from the sale of assets associated with the closure of a premedia facility.

In the six months ended June 30, 2005, under the 2005 Program, the Advertising Inserts segment recorded $6.5 million in severance and related costs associated with the elimination of approximately 180 positions and $0.1 million in facility closing costs associated with the closure of an inserts regional office. The Direct Mail segment recorded $1.9 million in severance and related costs in the first half of 2005 associated with the elimination of approximately 30 positions. Corporate and Other recorded $3.8 million in severance and related costs in the first half of 2005 associated with the elimination of approximately 90 positions, $0.7 million in costs related to the amendment of an executive level employment agreement announced in 2004 and $1.9 million in facility closure costs associated with the closure of six premedia facilities offset by $0.2 million in gains from the sale of assets associated with the closure of a premedia facility. Additionally, included in the 2005 Program are restructuring costs of $3.3 million for the six months ended June 30, 2005, related to reductions in workforce of approximately 130 employees in the Company’s Europe segment. These costs are included in the loss from discontinued operations for the six months ended June 30, 2005 on the Company’s condensed consolidated statement of operations.

Included in the 2005 six-month segment restructuring expense amounts above are approximately $0.6 million of aggregate severance costs allocated to the segments based on percentages established by management. The severance costs are related to the elimination of approximately 40 shared services and sales positions.

The significant components of restructuring charges were as follows:

	Severance		Facility
	and Related	Asset	Closing	Other
(in thousands)	Costs	Write-downs	Costs	Costs		Total

Balance at April 1, 2005	$6,674		$8,211		$575	$15,460
Restructuring charges in the three months ended June 2005	5,059	$(165)	298			5,192
Restructuring payments and asset write-downs in the three months ended June 2005	(3,531)	165	(779)	(575)		(4,720)
Balance at June 30, 2005	$8,202	$—	$7,730	$		$15,932

Balance at January 1, 2005	$744		$6,872		$575	$8,191
Restructuring charges in the six months ended June 2005	12,914	$(165)	1,960			14,709
Restructuring payments and asset write-downs in the six months ended June 2005	(5,456)	165	(1,102)	(575)		(6,968)
Balance at June 30, 2005	$8,202	$—	$7,730		$—	$15,932

Balance at April 1, 2006	$3,889	$	$5,796	$		$9,685
Restructuring charges in the three months ended June 2006	1,772		678			2,450
Restructuring payments and asset write-downs in the three months ended June 2006	(2,987)		(1,571)			(4,558)
Balance at June 30, 2006	$2,674	$—	$4,903		$—	$7,577

Balance at January 1, 2006	$2,920		$5,795	$		$8,715
Restructuring charges in the six months ended June 2006	5,999	$984	2,084 (1)			9,067
Restructuring payments and asset write-downs in the six months ended June 2006	(6,245)	(984)	(2,976)			(10,205)
Balance at June 30, 2006	$2,674	$—	$4,903		$—	$7,577

(1)   Includes accretion expense of $0.7 million.

The Company expects to pay approximately $4.4 million of the accrued restructuring costs during the next year, and the remainder, approximately $3.2 million, by 2011. The portion of this accrual attributable to facility closing costs is recorded net of estimated sublease income at its present value. Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

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

	Three months ended	Six months ended
	June 30,	June 30,
(in thousands)	2005	2005

Revenue	$30,474	$62,411

Loss from discontinued operations	(19,152)	(120,430)

As a result of the Company’s impairment testing, the Company recorded $14.6 million and $111.2 million of impairment charges at its Europe segment in the three and six months ended June 30, 2005, respectively, to reduce the carrying value of goodwill to its implied fair value. See Note 5 for discussion of the Company’s goodwill accounting policy. Additionally, as a result of the conclusion of a Direct Mail contract within our Europe segment, long-lived assets with a carrying value of $1.2 million were deemed impaired and written off in the second quarter of 2005. The impairment charges are classified within discontinued operations for the three and six months ended June 30, 2005.

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

6.     ACQUISITION

On May 31, 2006, the Company acquired USA Direct, Inc. (“USA Direct”) for $20.7 million in cash. The financial results of USA Direct are included in the Company’s consolidated financial statements, within the Company’s Direct Mail business segment, from the date of acquisition. USA Direct is a full-service provider of direct marketing services based in York, Pennsylvania. The acquisition of USA Direct provides the Company with a strategic complement to its existing direct marketing product offerings by expanding the flexibility and range of products, especially in small to mid-sized quantities, and adding capacity to core manufacturing capabilities including digital, conventional and in-line printing.

Goodwill arising in connection with the USA Direct acquisition was approximately $13.2 million, calculated as the excess of the purchase price over the preliminary estimated fair value of the net assets acquired. The Company expects to deduct the full amount of this goodwill for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the USA Direct acquisition. The Company is in the process of completing certain analyses and obtaining or finalizing third-party valuations of certain assets and intangibles. The Company is also in the process of finalizing its estimates of the direct costs of the acquisition, thus, the allocation of the purchase price is subject to refinement.

As of May 31,	2006
(in thousands)

ASSETS
Current assets	$6,612
Property, plant and equipment	5,479
Other long-term assets	32
Goodwill	13,167
Total assets acquired	$25,290

LIABILITIES
Current Liabilities	$4,571
Total liabilities assumed	4,571
Net assets acquired – Purchase price	$20,719

On January 20, 2005, the Company acquired Elite Mailing and Fulfillment Services, Inc. (“Elite”) for $3.4 million. The financial results of Elite are included in the Company’s consolidated financial statements from the date of acquisition. Elite is a full-service lettershop and mail presorting facility based in Bellmawr, New Jersey. Elite has been a strategic partner of Vertis since 1996, providing lettershop and fulfillment services. Goodwill arising in connection with the Elite acquisition was approximately $2.8 million, calculated as the excess of the purchase price over the fair value of the net assets acquired.

The following pro forma information reflects the Company’s results adjusted to include USA Direct and Elite as though the acquisitions had occurred at the beginning of 2005.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Revenue	$361,130	$371,210	$728,697	$732,965
Loss from continuing operations before cumulative effect of accounting change	(5,617)	(9,377)	(25,239)	(35,653)
Net loss	(5,617)	(28,529)	(26,893)	(156,083)

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

Under the A/R Facility, as well as the 2002 Facility previously in place, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $0.6 million and $1.6 million in the six months ended June 30, 2006 and 2005, respectively. These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections. Additional deductions may be made if the Company fails to maintain a consolidated Compliance EBITDA (as defined in Note 11) of at least $180 million for any rolling four fiscal quarter period. In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $160 million. There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility. As of June 30, 2006, the Company is in compliance with all targets and covenants under the A/R Facility.

At June 30, 2006 and December 31, 2005, accounts receivable of $113.6 million and $130.0 million had been sold under the A/R Facility, respectively, and as such are reflected as reductions of accounts receivable. At June 30, 2006 and December 31, 2005, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $56.4 million and $71.8 million, which is included in Accounts receivable, net on the condensed consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $855.3 million and $771.7 million in the first half of 2006 and 2005, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points under the A/R

Facility and 90 basis points under the 2002 Facility. The Company also pays an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any outstanding advances. The loss on sale, which approximated the fees, totaled $3.1 million and $2.2 million in the six months ended June 30, 2006 and 2005, respectively, and is included in Other, net.

Accounts receivable are net of an allowance for doubtful accounts of $1.5 million and $1.6 million at June 30, 2006 and December 31, 2005, respectively.

8.     INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2006	2005

Paper	$36,375	$31,054
Ink and chemicals	3,352	3,743
Work in process	3,677	3,611
Finished goods	7,429	9,757
Other	4,375	4,269

	$55,208	$52,434

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

The Company had operations in Europe, principally in the United Kingdom, that were sold in the fourth quarter of 2005. Prior to the sale of the Company’s European segment, the Company reported its segments based on its geographical presence. As of December 31, 2005, following the sale of the European segment and other management changes, the Company changed its reportable segmentation to the two segments shown above. All prior period segment data has been reclassified to conform to this presentation. The operational results of the Company’s European segment are included in discontinued operations for the three and six months ended June 30, 2005. See Note 4 for further discussion.

Following is information regarding the Company’s segments:

		Three months ended,		Six months ended,
		June 30,		June 30,
(in thousands)		2006	2005	2006	2005

Revenue	Advertising Inserts	$244,935	$255,160	$482,753	$492,843
	Direct Mail	80,493	70,564	168,842	149,472
	Corporate and Other	32,713	40,238	66,981	80,217
	Elimination of intersegment revenue	(2,083)	(2,563)	(4,024)	(5,244)
	Consolidated	$356,058	$363,399	$714,552	$717,288

EBITDA	Advertising Inserts	$31,598	$30,872	$51,869	$46,817
	Direct Mail	11,577	7,374	21,738	15,592
	Corporate and Other	(939)	1,014	(4,585)	(3,751)
	Consolidated EBITDA	42,236	39,260	69,022	58,658
	Depreciation and amortization of
	intangibles	14,304	16,917	28,646	32,420
	Interest expense, net	32,862	31,949	65,112	64,236
	Income tax expense	112	265	187	523
	Consolidated loss from continuing
	operations before cumulative
	effect of accounting change	$(5,042)	$(9,871)	$(24,923)	$(38,521)

Restructuring	Advertising Inserts	$1,282	$2,832	$4,206	$6,632
charges	Direct Mail	166	711	464	1,910
	Corporate and Other	1,002	1,649	4,397	6,167
	Consolidated	$2,450	$5,192	$9,067	$14,709

Depreciation and	Advertising Inserts	$9,728	$9,528	$19,349	$18,335
amortization	Direct Mail	3,208	4,549	6,513	8,683
of intangibles	Corporate and Other	1,368	2,840	2,784	5,402
	Consolidated	$14,304	$16,917	$28,646	$32,420

		June 30,	December 31,
(in thousands)		2006	2005

Identifiable	Advertising Inserts	$506,147	$524,784
assets	Direct Mail	208,162	193,932
	Corporate and Other	145,034	153,923
	Consolidated	$859,343	$872,639

10.  NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payments” (“SFAS 123R”) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their grant date fair values. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Under SFAS 123R, companies must determine the transition method, either retroactive or prospective, to be used at the date of adoption; the appropriate fair value model to be used for valuing share-based payments; and the amortization method for compensation cost. The Company adopted this Statement on January 1, 2006, applying the modified prospective transition method, and as a result recorded a $1.7 million cumulative effect of accounting change (see the Company’s condensed consolidated statement of operations). See Note 13 for further discussion.

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

In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition as well as measurement of a tax position taken or expected to be taken in a tax return.  Under this interpretation, a tax position must be evaluated to determine if the position is more likely than not to be upheld based upon an examination of the technical merits of the tax position.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of this Statement are effective for the Company in the reporting period beginning January 1, 2007.  The Company is not able to assess at this time the future impact of this Statement on its consolidated financial position or results of operations.

11.  LONG -TERM DEBT

Long-term debt consisted of the following in the order of priority:

	June 30,	December 31,
(in thousands)	2006	2005

Revolving credit facility (due December 2008)	$144,999	$69,864
9 3/4% senior secured second lien notes, net of discount (due April 2009)	345,623	344,827
10 7/8% senior notes, net of discount (due June 2009)	348,935	348,756
13 1/2% senior subordinated notes (due December 2009)	293,495	293,495
Discount - 13 1/2% senior subordinated credit facility	(6,876)	(7,883)
Other notes	34
	1,126,210	1,049,059
Current portion	(34)
	$1,126,176	$1,049,059

In May 2006, the Company amended its revolving credit facility (the “Credit Facility”) allowing for an increase in the maximum availability from $200 million to $220 million. The availability under the Credit Facility decreases in stages based on a schedule set forth by the Credit Facility agreement, with the first step-down occurring on March 31, 2007, ultimately reaching $200 million by December 31, 2007. The scheduled decreases in availability under the Credit Facility may be reduced to the extent that the fair market value of the Company’s real property assets, as determined by a qualified appraisal, exceeds the book value of such assets.

The maximum availability is limited to a borrowing base calculated as follows: 85% of eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7); and 55% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit facility agreement. At June 30, 2006 the borrowing base was calculated to be $220 million.

In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined below, is in excess of $180 million on a quarterly trailing twelve-month basis. The agent is not required to obtain written consent when Compliance EBITDA on a quarterly trailing twelve-month basis is less than $180 million. At June 30, 2006, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $188.4 million.

“Compliance EBITDA” is the Consolidated EBITDA as reflected in Note 9 to these financial statements adjusted to exclude certain items as defined in the credit facility agreement.

The interest rate on the Credit Facility is either (a) the US Prime rate, plus a margin which fluctuates based on the Company’s senior secured leverage ratio (“Leverage

Ratio”), defined as the ratio of senior secured debt to EBITDA, or (b) the US LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio. The EBITDA amount used in this calculation is not equivalent to the amount included in these financial statements, but rather is net of adjustments to exclude certain items as defined in the credit agreement. At June 30, 2006, the margin was 275 basis points above LIBOR. The Company also pays an unused commitment fee of 50 basis points on the difference between $220 million and the amount of loans and letters of credit outstanding.

The Credit Facility, the 9 3/4% senior secured second lien notes (the “9 3/4% Notes”), the 10 7/8% senior notes and the 13 1/2% senior subordinated notes contain customary covenants. In addition, the Credit Facility requires the Company to maintain Compliance EBITDA of $160 million on a trailing twelve-month basis. At June 30, 2006, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $188.4 million. If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. At June 30, 2006, the Company was in compliance with its debt covenants.

12.  RETIREMENT PLANS

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans, including pension and supplemental executive retirement plans, for the three and six months ended June 30, 2006 and 2005.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Service cost	$113	$193	$226	$386
Interest cost	555	571	1,111	1,142
Expected return on plan assets	(315)	(324)	(630)	(649)
Amortization of prior service cost	25	58	50	116
Amortization of net loss	202	219	404	439
Net periodic benefit cost	$580	$717	$1,161	$1,434

The Company made contributions of approximately $1.0 million to its pension plans in the six months ended June 30, 2006. The Company expects to contribute approximately $3.0 million in 2006 as previously disclosed in its consolidated financial statements for the year ended December 31, 2005.

13.  VERTIS HOLDINGS SHARED BASED COMPENSATION

Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards up to an aggregate of 10 million shares. Vertis Holdings has options, restricted shares, retained shares and rights outstanding under the Stock Plan at June 30, 2006. SFAS 123R requires that share based payments for compensation made by Vertis Holdings to employees of the Company be accounted for in the financial statements of the Company.

Certain current and former members of the Company’s management own shares of common stock subject to retained share agreements (the “Retained Shares”). These retained share agreements were issued in connection with the Company’s recapitalization in 1999 (the “1999 Recapitalization”) with the intent to replace previously issued incentive stock options at equivalent economic value. The retained share agreements restrict transfers of the Retained Shares unless there is a liquidity event, generally defined as a public offering of Vertis Holdings’ common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities (“Liquidity Event”). Additionally, included in the retained share agreements, employees (or their estates) have the right to put (“Put Right”) the Retained Shares to the Company for the fair market value of the stock within 90 days of termination due to retirement, disability or death (the “Put Right Period”). Retirement for this purpose is defined as the employee’s retirement from the Company at age 65 after at least three years of continuous service.

The Put Right exists only in connection with a termination of employment due to death, disability or retirement, and an employee must exercise the Put Right before the Put Right Period expires. Following the closing of the Put Right Period, the Put Right ceases to exist. The purchase price to be paid by the Company upon exercise of a Put Right is the fair market value of the shares determined as of the date of exercise. The agreement defines fair market value as the fair market value as determined by the Company’s board of directors in its reasonable discretion after having considered any valuations of the Company in the preceding twelve-month period; provided that if there is a public market, as defined in the agreement, then it shall mean the average of the daily closing prices or the bids or asked prices, as the case may be, per share for the twenty days preceding the termination of employment times the number of shares. Due to the inclusion of a Put Right within the retained share agreements, the Retained Shares are considered liability awards under SFAS 123R. Prior to the adoption of SFAS 123R, the Retained Shares were classified as equity awards.

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

The Company calculated the fair value of the 52,498 Retained Shares and Rights that have Put Rights available at January 1, 2006 using the fair-value based method. The fair value was determined to be $31.50/share based on the last known public transaction that occurred with the Big Flower Holdings, Inc. common stock prior to the 1999 Recapitalization. The Company was formerly known as Big Flower Holdings, Inc. prior to the 1999 Recapitalization when it was a publicly traded company. Additionally, this value fell into a range of values that were determined by an independent third party valuation conducted for the Company in the first quarter of 2004. This value was agreed upon by the Company’s board of directors at that time and reviewed again by management at January 1, 2006 and June 30, 2006. The Company’s management continues to believe that this value is reasonable. Based upon this value, the Company recorded a $1.7 million liability to reflect the potential obligation of the Company related to the Retained Shares and Rights which include the Put Rights; this liability is recorded as a cumulative effect of an accounting change in the condensed consolidated statement of operations. The Company calculates the fair value of the Retained Shares and Rights with available Put Rights at each quarter-end. Any difference in the fair value calculation from the preceding quarter-end will be recorded as compensation expense. At June 30, 2006, there were no changes in the fair value calculation from the preceding quarter and, therefore, no additional compensation expense has been recorded for the quarter ended June 30, 2006.

The Company has the ability to issue restricted stock to certain members of management under the Stock Plan. The restricted stock awards do not vest until immediately prior to a Liquidity Event or upon death or disability during employment, and they cannot be transferred until vesting occurs. Additionally, if an employee leaves the Company prior to a Liquidity Event, they forfeit their restricted shares. The probability of each of these events occurring is currently indeterminable, therefore compensation expense will not be recorded by the Company related to the restricted shares until a Liquidity Event takes place, or is probable of occurring, or in the event of a shareholder’s death or disability.

Vertis Holdings issued 297,620 shares of restricted stock in the six months ended June 30, 2006 and cancelled 55,753 shares due to forfeiture and employees departure from the Company. The fair value of the restricted stock, which was determined to be $20.48/share which was calculated as the $31.50 share price discussed above discounted by 35% to take into account the restrictions on marketability of the restricted shares. Although the Retained Shares and Rights have restrictions on transfer as well, the Company determined that the inclusion of a Put Right in these agreements adds additional value to the Retained Shares and Rights and thus these stock awards were not discounted. The $20.48 calculated fair value of the restricted shares was also within the range of values calculated by the independent valuation conducted in 2004, as discussed above. At June 30, 2006 there were 397,260 shares of restricted stock outstanding under the Stock Plan.

The Company also has the ability to issue options to certain members of management under the Stock Plan. At June 30, 2006, there are 7,618 options outstanding under the Stock Plan. These options are fully vested at June 30, 2006 therefore no compensation expense is recorded.

A summary of activity under the Stock Plan for the six months ended June 30, 2006 is as follows:

	Retained		Restricted
(thousands of shares)	Shares	Rights	Stock (1)	Options (2)

Outstanding at December 31, 2005	20	32	155	8
Granted			298
Forfeited/ Cancelled			(56)
Outstanding at June 30, 2006	20	32	397	8

Nonvested at June 30, 2006			397
Exercisable at June 30, 2006				8

(1)   The weighted-average grant-date fair value of the restricted shares is $20.48/ share. As of June 30, 2006 there was $8.1 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Stock Plan.

(2)   The weighted-average exercise price of the vested options outstanding at June 30, 2006 is $31.50/ share. The outstanding options have ten-year terms, with 5,832 options expiring in 2009 and the remainder expiring in 2012.

In 2005, the Company accounted for the Stock Plan under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  No stock-based employee compensation cost was reflected in the Company’s net income for the three and six months ended June 30, 2005.  The following table summarizes the effect of accounting for these awards as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” had been applied.

(in thousands)	Three months ended June 30, 2005	Six months ended June 30, 2005
Net loss:

As reported	$(29,023)	$(158,951)
Deduct: total stock-based compensation determined under the fair value based method for all awards, net of tax	(3)	(5)
Pro forma	$(29,026)	$(158,956)

14.  INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Interest cost	$31,693	$30,422	$62,814	$61,278
Amortization of deferred financing fees	1,563	1,851	3,121	3,689
Capitalized interest	(326)	(216)	(535)	(461)
Interest income	(68)	(108)	(288)	(270)
	$32,862	$31,949	$65,112	$64,236

The Company made interest payments of $60.2 million and $58.6 million in the six months ended June 30, 2006 and 2005, respectively.

15.  OTHER, NET

Other, net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

A/R Facility fees (see Note 7)	$1,621	$1,237	$3,093	$2,219
Loss on sale of property, plant and equipment	19	467	201	1,127
Bank commitment fees	204	194	417	503
Other costs	16	1	31	15
	$1,860	$1,899	$3,742	$3,864

16.  INCOME TAXES

On August 30, 2005, the Company reached a tentative settlement agreement with the IRS resolving disputes over the tax deductibility of net losses relating to five leasehold interests in real estate properties that the company entered into in 1998.  On January 23, 2006, the Company signed a closing agreement with the IRS.  The closing agreement was subject to final approval from the Congressional Joint Committee on Taxation.  On June 29, 2006, all required approvals were received.

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

The Company made income tax payments of $0.2 and $0.1 million in the six months ended June 30, 2006 and 2005, respectively.

17.  GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company has three series of notes (see Note 11) which are general obligations of Vertis, Inc., and are guaranteed by certain of Vertis, Inc.’s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of June 30, 2006 and December 31, 2005, and for the three and six months ended June 30, 2006 and 2005, are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet Information at June 30, 2006

In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$423	$1,502	$2,242		$4,167
Accounts receivable, net	114,437	9,470	1,002		124,909
Inventories	42,062	13,143	3		55,208
Maintenance parts	17,872	3,664			21,536
Prepaid expenses and other current assets	9,991	968	5		10,964
Total current assets	184,785	28,747	3,252		216,784
Intercompany receivable	111,352			$(111,352)
Investments in subsidiaries	24,554	859		(25,413)
Property, plant and equipment, net	267,000	67,894	128		335,022
Goodwill	198,228	64,621			262,849
Deferred financing costs, net	17,893				17,893
Other assets, net	25,989	792	14		26,795
Total Assets	$829,801	$162,913	$3,394	$(136,765)	$859,343

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$158,450	$20,987	$598		$180,035
Compensation and benefits payable	27,862	4,895	84		32,841
Accrued interest	14,770				14,770
Accrued income taxes	1,710		221		1,931
Other current liabilities	18,013	2,416	58		20,487
Total current liabilities	220,805	28,298	961		250,064
Due to parent	3,524	91,803	19,549	$(111,352)	3,524	(1)
Long-term debt, net of current portion	1,126,176				1,126,176
Other long-term liabilities	31,747	283			32,030
Total liabilities	1,382,252	120,384	20,510	(111,352)	1,411,794
Stockholder’s (deficit) equity	(552,451)	42,529	(17,116)	(25,413)	(552,451)
Total Liabilities and Stockholder’s (Deficit) Equity	$829,801	$162,913	$3,394	$(136,765)	$859,343

(1) Consolidated Due to Parent amount represents the amount due to Vertis Holdings.

Condensed Consolidating Balance Sheet Information at December 31, 2005

In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$320	$85	$1,423		$1,828
Accounts receivable, net	145,853	4,824	729		151,406
Inventories	39,777	12,654	3		52,434
Maintenance parts	18,102	2,398			20,500
Prepaid expenses and other current assets	7,614	1,396	17		9,027
Total current assets	211,666	21,357	2,172		235,195
Intercompany receivable	116,882			$(116,882)
(Losses in excess of investments)
investments in subsidiaries	(12,982)	859		12,123
Property, plant and equipment, net	271,094	65,482	89		336,665
Goodwill	198,229	51,454			249,683
Deferred financing costs, net	20,755				20,755
Other assets, net	29,672	649	20		30,341
Total Assets	$835,316	$139,801	$2,281	$(104,759)	$872,639

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$212,046	$19,138	$242		$231,426
Compensation and benefits payable	33,717	4,018	38		37,773
Accrued interest	14,110				14,110
Accrued income taxes	2,135		212		2,347
Other current liabilities	10,245	13,720	(362)		23,603
Total current liabilities	272,253	36,876	130		309,259
Due to parent	7,898	97,305	19,577	$(116,882)	7,898	(1)
Long-term debt, net of current portion	1,049,059				1,049,059
Other long-term liabilities	31,984	317			32,301
Total liabilities	1,361,194	134,498	19,707	(116,882)	1,398,517
Stockholder’s (deficit) equity	(525,878)	5,303	(17,426)	12,123	(525,878)
Total Liabilities and Stockholder’s (Deficit) Equity	$835,316	$139,801	$2,281	$(104,759)	$872,639

(1) Consolidated Due to Parent amount represents the amount due to Vertis Holdings.

Condensed Consolidating Statement of Operations Information

Three months ended June 30, 2006

In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

Revenue	$286,056	$69,606	$576	$(180)	$356,058
Operating expenses:
Costs of production	225,488	50,758	562	(180)	276,628
Selling, general and administrative	24,756	7,985	143		32,884
Restructuring charges	2,360	90			2,450
Depreciation and amortization of intangibles	11,795	2,504	5		14,304
	264,399	61,337	710	(180)	326,266
Operating income	21,657	8,269	(134)		29,792
Other expenses (income):
Interest expense, net	32,860	3	(1)		32,862
Other, net	1,860				1,860
	34,720	3	(1)		34,722

Equity in net income (loss) of subsidiaries	8,054			(8,054)

(Loss) income from continuing operations before income tax expense	(5,009)	8,266	(133)	(8,054)	(4,930)
Income tax expense	33		79		112

Net (loss) income	$(5,042)	$8,266	$(212)	$(8,054)	$(5,042)

Condensed Consolidating Statement of Operations Information

Three months ended June 30, 2005

In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

Revenue	$286,089	$77,292	$529	$(511)	$363,399
Operating expenses:
Costs of production	224,133	57,679	234	(511)	281,535
Selling, general and administrative	26,850	8,557	106		35,513
Restructuring charges	4,465	727			5,192
Depreciation and amortization of intangibles	12,312	4,599	6		16,917
	267,760	71,562	346	(511)	339,157
Operating income	18,329	5,730	183		24,242
Other expenses:
Interest expense, net	31,946	3			31,949
Other, net	1,899				1,899
	33,845	3			33,848

Equity in net income (loss) of subsidiaries	(13,307)	(5,421)		18,728

(Loss) income from continuing operations before income tax expense	(28,823)	306	183	18,728	(9,606)
Income tax expense	200		65		265

(Loss) income from continuing operations	(29,023)	306	118	18,728	(9,871)

Loss from discontinued operations			(19,152)		(19,152)

Net (loss) income	$(29,023)	$306	$(19,034)	$18,728	$(29,023)

Condensed Consolidating Statement of Operations Information

Six months ended June 30, 2006

In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

Revenue	$569,021	$143,684	$2,179	$(332)	$714,552
Operating expenses:
Costs of production	455,557	105,889	1,429	(332)	562,543
Selling, general and administrative	53,966	15,924	288		70,178
Restructuring charges	8,813	254			9,067
Depreciation and amortization of intangibles	23,535	5,101	10		28,646
	541,871	127,168	1,727	(332)	670,434
Operating income	27,150	16,516	452		44,118
Other expenses (income):
Interest expense, net	65,105	9	(2)		65,112
Other, net	3,742				3,742
	68,847	9	(2)		68,854

Equity in net income of subsidiaries	16,817			(16,817)

(Loss) income from continuing operations before income tax expense	(24,880)	16,507	454	(16,817)	(24,736)
Income tax expense	43		144		187

(Loss) income from continuing operations before cumulative effect of accounting change	(24,923)	16,507	310	(16,817)	(24,923)

Cumulative effect of accounting change	(1,654)				(1,654)

Net (loss) income	$(26,577)	$16,507	$310	$(16,817)	$(26,577)

Condensed Consolidating Statement of Operations Information

Six months ended June 30, 2005

In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated

Revenue	$555,105	$161,869	$1,117	$(803)	$717,288
Operating expenses:
Costs of production	443,838	122,810	543	(803)	566,388
Selling, general and administrative	56,442	17,016	211		73,669
Restructuring charges	11,013	3,696			14,709
Depreciation and amortization of intangibles	23,875	8,531	14		32,420
	535,168	152,053	768	(803)	687,186
Operating income	19,937	9,816	349		30,102
Other expenses:
Interest expense, net	64,229	7			64,236
Other, net	3,864				3,864
	68,093	7			68,100

Equity in net loss of subsidiaries	(110,395)	(82,942)		193,337

(Loss) income from continuing operations before income tax expense	(158,551)	(73,133)	349	193,337	(37,998)
Income tax expense	400		123		523

(Loss) income from continuing operations	(158,951)	(73,133)	226	193,337	(38,521)

Loss from discontinued operations			(120,430)		(120,430)

Net (loss) income	$(158,951)	$(73,133)	$(120,204)	$193,337	$(158,951)

Condensed Consolidating Statement of Cash Flows Information

Six months ended June 30, 2006

In thousands

		Guarantor	Non- Guarantor
	Parent	Companies	Companies	Consolidated

Cash Flows from Operating Activities	$(14,868)	$9,168	$892	$(4,808)
Cash Flows from Investing Activities:
Capital expenditures	(21,388)	(1,205)	(49)	(22,642)
Software development costs capitalized	(1,202)			(1,202)
Proceeds from sale of property, plant and equipment and divested assets	101			101
Acquisition of business, net of cash acquired		(20,666)		(20,666)
Net cash used in investing activities	(22,489)	(21,871)	(49)	(44,409)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	75,135			75,135
Deferred financing costs	(258)			(258)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(21,781)	(1,097)		(22,878)
Other financing activities	(15,636)	15,217	(28)	(447)
Net cash (used in) provided by financing activities	37,460	14,120	(28)	51,552
Effect of exchange rate changes on cash			4	4
Net increase (decrease) in cash and cash equivalents	103	1,417	819	2,339
Cash and cash equivalents at beginning of year	320	85	1,423	1,828
Cash and cash equivalents at end of period	$423	$1,502	$2,242	$4,167

Condensed Consolidating Statement of Cash Flows Information

Six months ended June 30, 2005

In thousands

		Guarantor	Non- Guarantor
	Parent	Companies	Companies	Consolidated

Cash Flows from Operating Activities	$45,657	$(55,501)	$2,370	$(7,474)
Cash Flows from Investing Activities:
Capital expenditures	(13,517)	(1,142)		(14,659)
Software development costs capitalized	(964)			(964)
Proceeds from sale of property, plant and equipment and divested assets	651	227		878
Acquisition of business, net of cash acquired	(3,270)			(3,270)
Investing activities of discontinued operations			(1,294)	(1,294)
Net cash used in investing activities	(17,100)	(915)	(1,294)	(19,309)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	34,982			34,982
Deferred financing costs	(111)			(111)
Decrease in outstanding checks drawn on controlled disbursement accounts	(3,322)	(1,710)		(5,032)
Other financing activities	(58,873)	59,105	(2,566)	(2,334)
Financing activities of discontinued operations			3,853	3,853
Net cash (used in) provided by financing activities	(27,324)	57,395	1,287	31,358
Effect of exchange rate changes on cash			(1,168)	(1,168)
Net increase in cash and cash equivalents	1,233	979	1,195	3,407
Cash and cash equivalents at beginning of year	297	33	2,308	2,638
Cash and cash equivalents at end of period	$1,530	$1,012	$3,503	$6,045

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Overview

Executive Summary

Vertis is a marketing partner to a wide array of clients, including many of today’s Fortune 500 companies. We offer world-class consulting, creative, research, direct mail, media, technology and production services. In July 2006, Vertis announced the rebranding of the Company as Vertis Communications to promote the Company’s expansive communications services in the marketing, advertising and printing industries. For over three decades, we have worked with clients to turn complex marketing ideas into realities. Our marketing and printing heritage affords us the greatest experience in managing large, complicated, time-sensitive assignments. We are headquartered in Baltimore with more than 100 locations nationwide.

We operate through two reportable business segments: Advertising Inserts and Direct Mail. Advertising Inserts provides a full product line of printed targeted advertising products inserted into newspapers. Direct Mail provides personalized direct mail products and various targeted direct marketing services. In addition, we also provide premedia and related services (“Premedia”) as well as media planning and placement services (“Media”). These services are included in “Corporate and Other”, together with corporate costs incurred by the Company.

We use independent third-party source materials to track statistics pertaining to advertising growth. Based on these publications, the projection for 2005 U.S. Advertising growth ranged from 3.0% to 4.6%. Projections for 2006 domestic advertising spending range from 4.9% to 5.6% growth.

On May 31, 2006, we acquired USA Direct, Inc. (“USA Direct”) for $20.7 million in cash. USA Direct is a full-service provider of direct marketing services based in York, Pennsylvania. The acquisition of USA Direct provides the Company with a strategic complement to our existing direct marketing product offerings by expanding the flexibility and range of products, especially in small to mid-sized quantities, and adding capacity to core manufacturing capabilities including digital, conventional and in-line printing.

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

Cost management also continues to be a major focus. Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs. Our 2006 restructuring activities are expected to yield annualized cost savings of approximately $16 million. The Company has realized an estimated $4.5 million of savings in the first half of 2006, and we expect the 2006 second half savings to be an estimated $8.6 million.

Liquidity continues to be a primary focus for the Company. At June 30, 2006 the Company had approximately $54.9 million available to borrow under its revolving credit facility (the “Credit Facility”), its primary source of funds. In May 2006, the Company amended the Credit Facility allowing for an increase in the maximum availability from $200 million to $220 million. Under the Credit Facility, the Company is subject to a minimum EBITDA covenant requiring the Company to maintain EBITDA, as defined by the Credit Facility, of $160 million on a trailing twelve-month basis. As of June 30, 2006, the Company was in compliance with all of its covenants, financial or otherwise. While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum Compliance EBITDA required under the covenant. Based upon the latest projections for the balance of 2006, we believe we will be in compliance in the upcoming year.

The Company continues to be highly leveraged. However, as a result of the refinancing of the Company’s revolving credit facility and other refinancings over the last few years, no significant debt repayments are due until 2008 and beyond. This has allowed the Company to restructure the business and focus on improving operations.

Capital expenditures in the first half of 2006 increased $8.2 million from the spending for the same period in 2005. This increase in capital spending is due to the timing of expenditures and reflects a shift back to a more normal spending cadence on the part of the Company. Full year capital expenditures for 2006 are expected to be comparable to 2005 capital spending.

A large portion of the Company’s revenue is generally seasonal in nature. However, our efforts to expand our other product lines as well as expand the market for our advertising inserts to year-round customers, have reduced the overall seasonality of our revenues. Of our full year 2005 revenue, excluding the adjustment made in December 2005 related to the change in our revenue recognition policy surrounding the recording of print revenue, 23.2% of revenue were generated in the first quarter, 23.9% in the second, 24.8% in the third and 28.1% in the fourth. The revenue recognition adjustment is excluded here to present a more representative depiction of the seasonality of the Company’s quarterly revenue. See Note 2 to the financial statements for further discussion of this accounting change. Profitability continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at higher capacity during the fourth quarter holiday production season. On the other hand, lower volume negatively impacts margins since we are not able to fully leverage fixed depreciation, amortization, interest and other costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first.

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

The loss for the Europe segment was $19.2 million and $120.4 million for the three and six months ended June 30, 2005, respectively, and is included in discontinued operations on the Company’s condensed consolidated financial statements. Included in the Europe losses are $14.6 million and $112.4 million in impairment losses and write-downs of long-lived assets for the three and six months ended June 30, 2005. Revenue for Vertis Europe, which is also included in the loss from discontinued operations for the three and six months ended June 30, 2005, was $30.5 million and $62.4 million, respectively. Interest was not allocated to discontinued operations as the European business was divested on a debt-free basis. Prior year financial statements have been restated to present the operations of Vertis Europe as a discontinued operation. See Note 4 to our condensed consolidated financial statements for further discussion.

Restructuring

The Company began a restructuring program in the first quarter of 2006 (the “2006 Program”) to address the issue of industry-wide overcapacity and streamline operations to capitalize on operating efficiencies and improve productivity and consistency, thus reducing the Company’s overall cost base. Under the 2006 program, restructuring actions approved by management through June 30, 2006 include reductions in work force of approximately 320 employees and the closure of one advertising inserts production facility and two premedia production facilities. All approved restructuring actions under the 2006 Program are complete as of June 30, 2006. Costs associated with approved restructuring actions under the 2006 Program were $9.1 million, all of which were recorded in the first half of 2006. The 2006 restructuring activities are expected to yield savings of approximately $13 million in 2006 and annualized cost savings of approximately $16 million. Of the 2006 projected savings, the Company has realized an estimated $4.5 million of savings in the first half of 2006.

The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency. It is likely that the Company will incur additional restructuring costs in 2006 and in future years in an on-going effort to achieve these objectives.

In the quarter ended June 30, 2006, under the 2006 Program, the Advertising Inserts segment recorded $0.7 million in severance and related costs and $0.6 million in facility closing costs, the Direct Mail segment recorded $0.2 million of facilities costs and Corporate and Other recorded $1.0 million in severance and related costs.

In the six months ended June 30, 2006, under the 2006 Program, the Advertising Inserts segment recorded $2.2 million in severance and related costs associated with the elimination of approximately 193 positions and $1.0 million in facility closing costs as well as a $1.0 million write-down of assets associated with the closure of a production facility. The Direct Mail segment recorded $0.3 million in severance and related costs in 2006 associated with the elimination of approximately 25 positions and $0.2 million of facilities costs related to allocated accretion expense. Corporate and Other recorded $3.4 million in severance and related costs in 2006 associated with the elimination of approximately 95 positions and $1.0 million in facility closure costs associated with the closure of two premedia production facilities.

Included in the 2006 first quarter segment restructuring expense amounts above are approximately $0.1 million of aggregate severance costs and $0.7 million of aggregate facilities costs allocated to the segments based on percentages established by management. The severance costs are related to the elimination of approximately 7 shared services positions and the facilities costs represent accretion expense.

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

In the second quarter of 2005, the Company continued the 2005 Program begun in the first quarter. Through June 30, 2005, the 2005 Program included reductions in work force of approximately 470 employees; the closure of six premedia facilities and one advertising inserts regional office, some of which are associated with the consolidation of operations; and the transfer of certain positions. The execution of the second phase of the 2005 Program was substantially complete as of June 30, 2005 and was finalized by the end of the third quarter of 2005.

In the quarter ended June 30, 2005, under the 2005 Program, the Advertising Inserts segment recorded $2.7 million in severance and related costs and $0.1 million in facility closing costs, the Direct Mail segment recorded $0.7 million in severance and related costs and Corporate and Other recorded $1.7 million in severance and related costs and $0.2 million in facility closure costs offset by $0.2 million in gains from the sale of assets associated with the closure of a premedia facility.

In the six months ended June 30, 2005, under the 2005 Program, the Advertising Inserts segment recorded $6.5 million in severance and related costs associated with the elimination of approximately 180 positions and $0.1 million in facility closing costs associated with the closure of an inserts regional office. The Direct Mail segment recorded $1.9 million in severance and related costs in the first half of 2005 associated with the elimination of approximately 30 positions. Corporate and Other recorded $3.8 million in severance and related costs in the first half of 2005 associated with the elimination of approximately 90 positions, $0.7 million in costs related to the amendment of an executive level employment agreement announced in 2004 and $1.9 million in facility closure costs associated with the closure of six premedia facilities offset by $0.2 million in gains from the sale of assets associated with the closure of a premedia facility. Additionally, included in the 2005 Program are restructuring costs of $3.3 million for the six months ended June 30, 2005, related to reductions in workforce of approximately 130 employees in the Company’s Europe segment. These costs are included in the loss from discontinued operations for the six months ended June 30, 2005 on the Company’s condensed consolidated statement of operations.

Included in the 2005 six-month segment restructuring expense amounts above are approximately $0.6 million of aggregate severance costs allocated to the segments based on percentages established by management. The severance costs are related to the elimination of approximately 40 shared services and sales positions.

In connection with our restructuring actions discussed above, we recorded $9.1 million and $14.7 million of restructuring charges in the six months ended June 30, 2006 and 2005, respectively. We expect to pay approximately $4.4 million of the accrued restructuring costs during the next year, and the remainder, approximately $3.2 million, by 2011. For more information about our restructuring charges, see Note 3 to our condensed consolidated financial statements.

Factors Affecting Comparability

Several factors can affect the comparability of our results from one period to another. Primary among these factors are the cost of paper, changes in business mix, the timing of restructuring expenses and the realization of the associated benefits.

The cost of paper is a principal factor in our pricing to certain customers since a substantial portion of revenue includes the cost of paper. Therefore, changes in the cost of paper and changes in the proportion of paper supplied by our customers significantly affects our revenue generated from the sale of advertising insert and direct mail products, both of which are products where paper is a substantial portion of the costs of production. Changes in the cost of paper do not materially impact our net earnings since we are generally able to pass on increases in the cost of paper to our customers, while decreases in paper costs generally result in lower prices to customers.

Variances in expenses expressed in terms of percentage of revenue can fluctuate based on changes in business mix and are influenced by the change in revenue directly resulting from changes in paper prices and the proportion of paper supplied by our customers. As our business mix changes, the nature of products sold in a period can lead to offsetting increases and decreases in different expense categories.

Another factor affecting the comparability of results from year-to-year is the inclusion of $14.6 million and $111.2 million in impairment losses in the second quarter and first half of 2005, respectively, to reduce the carrying value of goodwill in our Vertis Europe segment, which was sold in the fourth quarter of 2005, to its implied fair value in accordance with an impairment test conducted under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles” (“SFAS 142”). Additionally, as a result of the conclusion of a Direct Mail contract within our Europe segment, long-lived assets with a carrying value of $1.2 million were deemed impaired and written off in the second quarter of 2005. These impairment losses are included in Discontinued operations in our condensed consolidated statement of operations.

Also affecting year-over-year comparability is the acquisition of USA Direct in May 2006. See Note 6 to our condensed consolidated financial statements for further discussion. The USA Direct results of operations are included in our Direct Mail segment in 2006 from the date of acquisition.

You should consider all of these factors in reviewing the discussion of our operating results.

Results Of Operations

The following table presents major components from our condensed consolidated statements of operations and condensed consolidated statements of cash flows:

					Percentage of Revenue		Percentage of Revenue
	Three months		Six months		Three months		Six months
	ended		ended		ended		ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(in thousands)		(in thousands)

Revenue	$356,058	$363,399	$714,552	$717,288	100.0%	100.0%	100.0%	100.0%
Costs of production	276,628	281,535	562,543	566,388	77.8%	77.4%	78.7%	79.0%
Selling, general and administrative	32,884	35,513	70,178	73,669	9.2%	9.8%	9.8%	10.2%
Restructuring charges	2,450	5,192	9,067	14,709	0.6%	1.4%	1.3%	2.1%
Depreciation and amortization of intangibles	14,304	16,917	28,646	32,420	4.0%	4.7%	4.0%	4.5%
Total operating costs	326,266	339,157	670,434	687,186	91.6%	93.3%	93.8%	95.8%
Operating income	$29,792	$24,242	$44,118	$30,102	8.4%	6.7%	6.2%	4.2%

Other data:

Cash flows used in operating activities	$(19,175)	$(7,288)	$(4,808)	$(7,474)
Cash flows used in investing activities	(33,514)	(11,420)	(44,409)	(19,309)
Cash flows provided by financing activities	54,925	21,660	51,552	31,358
EBITDA	42,236	39,260	69,022	58,658	11.9%	10.8%	9.7%	8.2%

EBITDA is included in this document as it is the primary measure we use to evaluate our performance. EBITDA, as we used it for this purpose, represents net loss from continuing operations before cumulative effect of accounting change, plus

•      interest expense (net of interest income)

•      income tax expense (benefit), and

•      depreciation and amortization of intangibles.

We present EBITDA here to provide additional information regarding our performance and because it is the measure by which we gauge the profitability and assess the performance of our segments. EBITDA is not a measure of financial performance in accordance with GAAP. You should not consider it an alternative to net income as a measure of operating performance. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. A full quantitative reconciliation of EBITDA to loss from continuing operations before cumulative effect of accounting change, is provided as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005

Loss from continuing operations before cumulative effect of accounting change	$(5,042)	$(9,871)	$(24,923)	$(38,521)
Interest expense, net	32,862	31,949	65,112	64,236
Income tax expense	112	265	187	523
Depreciation and amortization of intangibles	14,304	16,917	28,646	32,420
EBITDA	$42,236	$39,260	$69,022	$58,658

Results of Operations – Three and six months ended June 30, 2006 compared to three and six months ended June 30, 2005

Revenue

For the three months ended June 30, 2006, our consolidated revenue decreased $7.3 million, or 2.0%, from $363.4 million in 2005 to $356.1 million in 2006. For the first half of 2006,

our consolidated revenue decreased $2.7 million, or 0.4%, from $717.3 million in 2005 to $714.6 million in 2006.

At our Advertising Inserts segment, revenue decreased $10.2 million, or 4.0%, in the second quarter and $10.1 million, or 2.0%, in the first six months of 2006 as compared to 2005. The primary changes in Advertising Inserts revenue are as follows:

•      The pass-through cost of paper decreased by $1.0 million in the three months ended June 30, 2006 and increased by $1.0 million in the six months ended June 30, 2006.

•      Volume declined by $4.6 million and $6.0 million in the three and six months ended June 30, 2006, respectively.

•      Pricing, including product, customer and equipment mix, decreased by $4.6 million and $5.1 million in the three and six months ended June 30, 2006, respectively.

At our Direct Mail segment, revenue increased $9.9 million, or 14.1%, in the second quarter and $19.4 million, or 13.0%, in the first six months of 2006 as compared to 2005. The primary changes in Direct Mail revenue are as follows:

•      The pass-through cost of paper increased by $1.4 million and $1.3 million in the three and six months ended June 30, 2006, respectively.

•      Volume increased by $6.2 million and $10.0 million in the three and six months ended June 30, 2006, respectively.

•      Pricing, including product, customer and equipment mix, was essentially flat when comparing the second quarter of 2006 to 2005 and increased by $5.1 million in the six months ended June 30, 2006 as compared to 2005.

•      Included in the both the second quarter and first half 2006 revenue amounts are $2.6 million of revenue for USA Direct, which was acquired by the Company in May 2006. See Note 6 to our condensed consolidated financial statements for further discussion.

Corporate and Other revenue decreased $7.5 million, or 18.7%, in the second quarter and $13.2 million, or 16.5%, in the first six months of 2006 as compared to 2005. Premedia accounted for $6.6 million and $12.9 million of the decline in revenue for the three and six month periods, respectively, primarily due to decline in volume. Media and planning revenue remained relatively flat in the three month period, however, an increase in revenue of $1.1 million for the six months ended June 30, 2006 offset a portion of the premedia decline.

Operating Expenses (Income)

For the three months ended June 30, 2006, our consolidated costs of production decreased $4.9 million, or 1.7%, from $281.5 million in 2005 to $276.6 million in 2006. For the six months ended June 30, 2006, our consolidated costs of production decreased $3.9 million, or 0.7%, from $566.4 million in 2005 to $562.5 million in 2006. The decreases in costs of production for the both the quarter and the six-month period are attributable to decreases in labor costs, other materials consumed, operating supplies, repairs and maintenance and rent expense. Offsetting these decreased costs are increases in paper, contract services and utilities. Included within these cost variances are $2.3 million of USA Direct costs of production, which are included in the Company’s 2006 second quarter and six month results.

Selling, general and administrative expenses decreased $2.6 million, or 7.3%, for the quarter ended June 30, 2006, from $35.5 million in 2005 to $32.9 million in 2006. This decrease is primarily due to a $2.8 million decrease in staffing costs. For the six months ended June 30, 2006, our selling, general and administrative expenses decreased $3.5 million, or 4.7%, from $73.7 million in 2005 to $70.2 million in 2006. The six month decrease is due to a $4.1 million decrease in staffing costs and a decrease in bad debt expense resulting from a $2.0 million amount written off in the first quarter of 2005 for amounts owed to the Company by a bankrupt customer. Offsetting these decreases are a $1.8 million increase in consulting fees and a $2.4 million increase associated with sales tax and property tax refunds recorded in 2005.

Restructuring charges for the three months ended June 30, 2006 were $2.5 million as compared to $5.2 million in the comparable 2005 period. Restructuring costs for the first six months of 2006 were $9.1 million compared to $14.7 million for the first six months of 2005. See the “Restructuring” section for a detailed discussion of restructuring charges.

Loss from continuing operations before cumulative effect of accounting change

Loss from continuing operations before cumulative effect of accounting change was $5.0 million for the quarter ended June 30, 2006, a decrease in loss of $4.9 million compared to a loss of $9.9 million for the comparable 2005 period. Loss from continuing operations before cumulative effect of accounting change was $24.9 million for the six months ended June 30, 2006, a decrease in loss of $13.6 million compared to a $38.5 million loss for the comparable 2005 period. This decrease reflects the aforementioned changes in revenue and costs. See also “Segment Performance” below.

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

At the Advertising Inserts segment, EBITDA amounted to $31.6 million for the three months ended June 30, 2006, an increase of $0.7 million, or 2.3%, compared to $30.9 million in the comparable 2005 period. EBITDA for the first half of 2006 was $51.9 million, an increase of $5.1 million, or 10.9%, compared to $46.8 million in the first half of 2005. The primary changes in EBITDA are as follows:

•      Volume declined by $2.1 million in both the three and six months ended June 30, 2006.

•      Pricing, including product, customer and equipment mix, decreased by $3.6 million and $2.5 million in the three and six months ended June 30, 2006, respectively.

•      In the three months ended June 30, 2006, restructuring costs decreased $1.6 million, fixed costs decreased $3.1 million, selling general and administrative expenses decreased $2.8 million and variable overhead increased $1.0 million on a per unit sold basis. In the six months ended June 30, 2006, restructuring costs decreased $2.4 million, fixed costs decreased $5.6 million, selling, general and administrative expenses decreased $3.7 million and variable overhead increased as a result of a $2.0 million increase in variable cost on a per unit sold basis. The decreases in fixed costs primarily related to decreased staffing and maintenance costs in both the quarter and six month periods. The decreases in selling, general and administrative expenses primarily related to decreased staffing costs in both periods. The increases in variable costs were largely due to higher utility and freight costs in both the quarter and six month periods.

At the Direct Mail segment, EBITDA amounted to $11.6 million for the three months ended June 30, 2006, an increase of $4.2 million, or 56.8%, compared to $7.4 million in the comparable 2005 period. EBITDA for the first half of 2006 was $21.7 million, an increase of $6.1 million, or 39.1%, compared to $15.6 million in the first half of 2005. The primary changes in EBITDA are as follows:

•      Volume increased by $3.8 million and $5.8 million in the three and six months ended June 30, 2006, respectively.

•      Pricing, including product, customer and equipment mix, decreased by $2.3 million and $0.8 million in the three and six months ended June 30, 2006, respectively.

•      In the three months ended June 30, 2006, restructuring costs decreased $0.5 million and variable overhead decreased $1.4 million on a per unit sold basis. In the six months ended June 30, 2006, restructuring costs decreased $1.4 million, fixed costs increased $2.0 million, selling, general and administrative expenses decreased $0.3 million and variable overhead increased $0.6 million on a per unit sold basis.

Corporate and Other recorded an EBITDA loss of $0.9 million for the quarter ended June 30, 2006, a decrease of $1.9 million, or greater than 100%, compared to $1.0 million of EBITDA for the quarter ended June 30, 2005. This change is primarily the result of the decline in Premedia revenue discussed above. For the six months ended June 30, 2006, Corporate and Other incurred an EBITDA loss of $4.6 million, an increase in loss of $0.8 million, or 21.1%, compare to an EBITDA loss of $3.8 million in the first six months of 2005. This increase in loss is primarily attributable to a $2.2 million decrease in Premedia EBITDA, partially offset by a $1.2 million increase in Media EBITDA.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

We believe that the facilities in place, as well as our cash flows, will be sufficient to meet our operational needs (including capital expenditures and restructuring costs) for the next twelve months and beyond. At June 30, 2006, we had approximately $54.9 million available to borrow under the Credit Facility.

In May 2006, we amended the Credit Facility allowing for an increase in the maximum availability from $200 million to $220 million. The availability under the Credit Facility decreases in stages based on a schedule set forth by the credit agreement, with the first step-down occurring on March 31, 2007, ultimately reaching $200 million by December 31, 2007. The scheduled decreases in availability under the Credit Facility may be reduced to the extent that the fair market value of the Company’s real property assets, as determined by a qualified appraisal, exceeds the book value of such assets.

The maximum availability is limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7 to the condensed consolidated financial statements); and 55% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. At June 30, 2006, the Company’s borrowing base was calculated to be $220 million and the Company’s Compliance EBITDA, as defined in Note 11 to the condensed consolidated financial statements, is $188.4 million.

There can be no assurance that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt. In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

Items that could impact our liquidity are described below.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of June 30, 2006 and the periods in which payments are due:

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
(In thousands)
Long-term debt	$1,126,210	$34	$839,557	$286,619
Interest payments (1)	344,777	111,810	215,467	17,500
Operating leases	105,309	25,280	34,615	22,880	$22,534
Restructuring payments (2)	2,675	2,164	511
Pension payments (3)	24,993	3,829	5,081	5,086	10,997
Total contractual cash obligations	$1,603,964	$143,117	$1,095,231	$332,085	$33,531

(1)   Interest payments relate only to the interest on the Company’s debt for which the interest rate is fixed. The amount excludes interest owed under the Credit Facility, for which the interest rate fluctuates. For further discussion, see Note 11 to the condensed consolidated financial statements included in this report. The balance of the Credit Facility at June 30, 2006 was $145.0 million and the weighted-average interest rate was 7.95%.

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

Debt Financing

The Credit Facility, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary covenants. In addition, the Credit Facility includes a minimum EBITDA covenant requiring us to maintain Compliance EBITDA of $160 million on a trailing twelve-month basis. At June 30, 2006, our trailing twelve-month Compliance EBITDA as calculated under the credit facility agreement is $188.4 million. If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility. At June 30, 2006, we were in compliance with our debt covenants.

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

Under the A/R Facility, as well as the 2002 Facility previously in place, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $0.6 million and $1.6 million in the six months ended June 30, 2006 and 2005, respectively. These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections. Additional deductions may be made if we fail to maintain a consolidated Compliance EBITDA (as defined in Note 11) of at least $180 million for any rolling four fiscal quarter period. In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $160 million. There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility. As of June 30, 2006, we are in compliance with all targets and covenants under the A/R Facility.

At June 30, 2006 and December 31, 2005, accounts receivable of $113.6 and $130.0 million had been sold under the A/R Facility, respectively, and as such are reflected as reductions of accounts receivable. At June 30, 2006 and December 31, 2005, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $56.4 million and $71.8 million, respectively, which is included in Accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $855.3 million and $771.7 million in the first half of 2006 and 2005, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points under the A/R Facility and 90 basis points under the 2002 Facility. We also pay an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances. The loss on sale, which approximated the fees, totaled $3.1 million and $2.2 million in the six months ended June 30, 2006 and 2005, respectively, and is included in Other, net.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

Our current liabilities exceeded current assets by $33.3 million at June 30, 2006 and by $74.1 million at December 31, 2005. This represents an increase in working capital of $40.8 million for the six months ended June 30, 2006. The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility. We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility. After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables. Therefore, if we add back $113.6 million and $130.0 million of accounts receivable sold under the A/R Facility as of June 30, 2006 and December 31, 2005, respectively, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at June 30, 2006 and December 31, 2005 would have been $80.3 million and $55.9 million, respectively. The ratio of current assets to current liabilities as of June 30, 2006 was 0.87 to 1 (1.32 to 1, excluding the impact of the A/R Facility) compared to 0.76 to 1 as of December 31, 2005 (1.18 to 1, excluding the impact of the A/R Facility).

In the first half of 2006, cash used for working capital was $40.8 million. This was $23.7 million higher than the cash used in the first half of 2005. This use of cash for working capital in the first half is typical of the Company’s seasonality. The 2006 increase was primarily driven by increases in working capital at the Company’s Media division to more normal operating levels, as opposed to an unusual low-point at December 31, 2005; increases in trade receivables and inventory; offset by a decline in cash to fund trade payables. Additionally, $4.1 million of the increase is attributable to the working capital of USA Direct, which we acquired in May 2006 (see Note 6 to our condensed consolidated financial statements), and which is included in our June 30, 2006 working capital amount.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash from continuing operating activities improved $4.6 million from a $9.4 million cash usage in the first half of 2005 to a $4.8 million cash usage in the comparable 2006 period. This increase is primarily the result of the seasonality of revenues in the first half of 2006 versus the fourth quarter of 2005 as well as changes in the timing of the settlement of payables and collection of receivables.

Cash Flows from Investing Activities

Net cash used in investing activities in the first quarter of 2006 increased by $25.1 million from the 2005 level, primarily due to the acquisition of USA Direct in May 2006 for which we recorded a cash outflow of $20.7 million. Additionally, capital spending increased by $8.2 million related to the timing of capital expenditures. However, we expect full-year capital expenditures to be comparable to 2005. Offsetting these amounts is a $3.2 million decrease related to the acquisition of Elite Mailing and Fulfillment Services, Inc. in 2005. See Note 6 to the condensed consolidated financial statements for further discussion of the Company’s acquisition activities.

Cash Flows from Financing Activities

Net cash related to financing activities increased $20.2 million in the first half of 2006. The change in financing cash flows relates in part to funding fluctuations under our revolving credit facility which reflect the relative levels of cash provided by operating activities, capital expenditures and acquisition activity in each respective period. Additionally, the change reflects the fluctuation in the amount of outstanding checks drawn on controlled disbursement accounts which is primarily attributable to timing differences.

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

Quantitative Information

At June 30, 2006, 12.8% of our long-term debt held a variable interest rate (20.7% if we include off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are also variable).

If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended June 30, 2006 by approximately $1.7 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all other factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at June 30, 2006 and does not provide for changes in borrowings that may occur in the future.

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2006. No significant changes were made in our internal controls over financial reporting during the first six months of 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6. EXHIBITS

Exhibit 10.1    Amendment No. 4 to Credit Agreement, dated as of May 30, 2006 by and among Vertis, Inc., as Borrower, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders and the other Lenders

Exhibit 31.1    Certification of Dean D. Durbin, President and Chief Executive Officer, dated August  4, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2    Certification of Stephen E. Tremblay, Chief Financial Officer, dated August  4, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1    Certification of the Dean D. Durbin, President and Chief Executive Officer, dated August  4, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2    Certification of Stephen E. Tremblay, Chief Financial Officer, dated August  4, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.

/s/ Dean D. Durbin

Dean D. Durbin
President and Chief Executive Officer

/s/ Stephen E. Tremblay

Stephen E. Tremblay
Chief Financial Officer

Date: August 4, 2006

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1

Amendment No. 4 to Credit Agreement, dated as of May 30, 2006 by and among Vertis, Inc., as Borrower, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders and the other Lenders

31.1	Certification of Dean D. Durbin, President and Chief Executive Officer, dated August 4, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated August 4, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dean D. Durbin, President and Chief Executive Officer, August 4, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated August 4, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.