Form 10-Q
period 2006-09-30
VERTIS INC
filed 2006-11-09
CIK 1178717

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares outstanding of Registrant’s common stock as of November 9, 2006 was 1,000 shares.

PART 1 – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Vertis, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,829	$1,828
Accounts receivable, net	136,982	145,049
Inventories, net	54,919	51,735
Maintenance parts, net	22,518	20,500
Prepaid expenses and other current assets	9,924	9,027
Current assets of operations held for sale	9,820	7,056
Total current assets	242,992	235,195
Property, plant and equipment, net	331,501	336,248
Goodwill	244,552	238,566
Deferred financing costs, net	16,436	20,755
Other assets, net	30,861	30,341
Long-term assets of operations held for sale	11,367	11,534
Total assets	$877,709	$872,639

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$160,757	$229,812
Compensation and benefits payable	33,702	37,645
Accrued interest	42,403	14,110
Accrued income taxes	1,377	2,347
Current portion of long-term debt	19
Deferred proceeds from disposition of business	41,879
Other current liabilities	25,020	23,385
Liabilities of operations held for sale	1,956	1,960
Total current liabilities	307,113	309,259
Due to parent	3,625	7,898
Long-term debt	1,107,167	1,049,059
Other long-term liabilities	30,430	32,301
Total liabilities	1,448,335	1,398,517

Stockholder’s deficit:
Common stock - authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,689	409,689
Accumulated deficit	(971,568)	(926,895)
Accumulated other comprehensive loss	(8,747)	(8,672)
Total stockholder’s deficit	(570,626)	(525,878)
Total liabilities and stockholder’s deficit	$877,709	$872,639

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

Three Months Ended September 30,	2006	2005
	(Unaudited)

Revenue	$352,228	$366,987
Operating expenses:
Costs of production	280,826	285,954
Selling, general and administrative	36,277	36,247
Restructuring charges	3,114	1,742
Depreciation and amortization of intangibles	15,055	16,148
Total operating expenses	335,272	340,091
Operating income	16,956	26,896
Other expenses (income):
Interest expense, net	33,502	32,457
Other, net	2,017	1,841
	35,519	34,298

Loss from continuing operations before income tax benefit	(18,563)	(7,402)
Income tax benefit	(165)	(8,188)
(Loss) income from continuing operations	(18,398)	786

Income (loss) from discontinued operations	302	(25,343)

Net loss	$(18,096)	$(24,557)

See Notes to Condensed Consolidated Financial Statements.

In thousands

Nine Months Ended September 30,	2006	2005
	(Unaudited)

Revenue	$1,051,570	$1,064,646
Operating expenses:
Costs of production	830,947	838,528
Selling, general and administrative	105,228	108,405
Restructuring charges	12,181	16,451
Depreciation and amortization of intangibles	43,078	47,460
Total operating expenses	991,434	1,010,844
Operating income	60,136	53,802
Other expenses (income):
Interest expense, net	98,614	96,693
Other, net	5,758	5,707
	104,372	102,400

Loss from continuing operations before income tax benefit and cumulative effect of accounting change	(44,236)	(48,598)
Income tax benefit	(24)	(7,665)
Loss from continuing operations before cumulative effect of accounting change	(44,212)	(40,933)

Income (loss) from discontinued operations	1,193	(142,574)
Loss before cumulative effect of accounting change	(43,019)	(183,507)
Cumulative effect of accounting change	(1,654)

Net loss	$(44,673)	$(183,507)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

In thousands

Nine Months Ended September 30,	2006	2005
	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(44,673)	$(183,507)
Adjustments for discontinued operations	(1,193)	142,574
Loss from continuing operations	(45,866)	(40,933)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operating activities:
Depreciation and amortization	43,078	47,460
Amortization of deferred financing costs	4,708	5,523
Cumulative effect of accounting change	1,654
Other non-cash income and expense, net	3,503	5,948
Changes in operating assets and liabilities (excluding effect of acquisitions and dispositions):
Decrease in accounts receivable	12,484	8,641
Increase in inventories	(1,194)	(3,897)
Decrease in prepaid expenses and other assets	1,338	575
Decrease in accounts payable and other liabilities	(16,593)	(21,809)
Net cash used in continuing operating activities	3,112	1,508
Income (loss) from discontinued operations	1,193	(142,574)
Change in net assets of discontinued operations held for sale	(2,601)	143,274
Net cash (used in) provided by discontinued operations	(1,408)	700
Net cash provided by operating activities	1,704	2,208
Cash Flows from Investing Activities:
Capital expenditures	(33,341)	(21,753)
Software development costs capitalized	(1,703)	(1,468)
Proceeds from sale of property, plant and equipment	860	993
Acquisition of business, net of cash acquired	(20,994)	(3,386)
Deferred proceeds from disposition of business	39,367
Investing activities of discontinued operations		(1,520)
Net cash used in investing activities	(15,811)	(27,134)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	53,728	38,346
Repayments of long-term debt		(6)
Deferred financing costs	(388)	(116)
Decrease in outstanding checks drawn on controlled disbursement accounts	(33,218)	(14,057)
Advances to parent	(346)	(2,300)
Financing activities of discontinued operations	1,408	9,222
Net cash provided by financing activities	21,184	31,089
Effect of exchange rate changes on cash	(76)	(5,159)
Net increase in cash and cash equivalents	7,001	1,004
Cash and cash equivalents at beginning of period	1,828	2,638
Cash and cash equivalents at end of period	$8,829	$3,642

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

The difference between net loss and total comprehensive loss is comprised of a foreign currency translation loss of $80,000 and $76,000 for the three and nine months ended September 30, 2006, and $0.9 million and $1.9 million for the three and nine months ended September 30, 2005.  The total comprehensive loss for the three months ended September 30, 2006 and 2005 is $18.2 million and $25.4 million, respectively.  The total comprehensive loss for the nine months ended September 30, 2006 and 2005 is $44.7 million and $185.5 million, respectively.

2.              SUMMARY OF ACCOUNTING REVISIONS

In December 2005, the Company revised its revenue recognition policy for printed materials to recognize revenue when product is shipped.  Previously revenue was recorded when these materials were completed and off-press, as is reflected in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2005.  Additionally, based on a complete physical inventory of maintenance parts in 2005, the Company determined that it should have capitalized all maintenance parts, rather than just those assets that exceeded the Company’s previous $100 minimum threshold for capitalization.  Therefore, beginning December 31, 2005 and going forward, the Company capitalizes all maintenance parts.

3.              RESTRUCTURING CHARGES

The Company began a restructuring program in the first quarter of 2006 (the “2006 Program”) to address the issue of industry-wide overcapacity and streamline operations to capitalize on operating efficiencies and improve productivity and consistency, thus reducing the Company’s overall cost base.  Under the 2006 program, restructuring actions approved by management through September 30, 2006 include reductions in work force of 528 employees and the closure of one advertising inserts production facility, one inserts sales office and two premedia production facilities.  All approved restructuring actions under the 2006 Program are complete as of September 30, 2006.  Costs associated with approved restructuring actions under the 2006 Program were $12.2 million, all of which were recorded in the first nine months of 2006.

In the quarter ended September 30, 2006, under the 2006 Program, the Advertising Inserts segment recorded $1.3 million in severance and related costs, the Direct Mail segment recorded $1.2 million in severance and related costs and Corporate and Other recorded $0.5 million in severance and related costs.

In the nine months ended September 30, 2006, under the 2006 Program, the Advertising Inserts segment recorded $3.5 million in severance and related costs associated with the elimination of 241 positions and $1.0 million in facility closing costs as well as a $1.0 million write-down of assets associated with the closure of a production facility.  The Direct Mail segment recorded $1.5 million in severance and related costs in 2006 associated with the elimination of 125 positions and $0.2 million of facilities costs related to allocated accretion expense.  Corporate and Other recorded $3.9 million in severance and related costs in 2006 associated with the elimination of 133 positions and $1.1 million in facility closure costs associated with the closure of two premedia production facilities.

Included in the 2006 nine-month segment restructuring expense amounts above are $0.7 million of aggregate severance costs and $0.6 million of aggregate facilities costs allocated to the segments based on percentages established by management.  The severance costs are related to the elimination of 29 shared services positions and the facilities costs represent accretion expense.

The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency.  It is likely that the Company will incur additional restructuring costs in 2006 and in future years in an on-going effort to achieve these objectives

In 2005 the Company executed a restructuring program (the “2005 Program”) aimed at regionalizing and streamlining operations to capitalize on operating efficiencies and improve productivity and consistency, and reducing the Company’s overall cost base.  The 2005 Program included reductions in work force of approximately 490 employees, the closure of six premedia facilities, one advertising inserts warehouse, and two advertising inserts regional offices, some of which are associated with the consolidation of operations; and the transfer of certain positions.  The execution of the 2005 Program was complete as of December 31, 2005.

In the quarter ended September 30, 2005, under the 2005 Program, the Advertising Inserts segment recorded $0.6 million in severance and related costs and $0.3 million in facility closing costs, the Direct Mail segment recorded $0.1 million in severance and related costs and Corporate and Other recorded $0.5 million in severance and related costs and $0.2 million in facility closure costs.

In the nine months ended September 30, 2005, under the 2005 Program, the Advertising Inserts segment recorded $7.1 million in severance and related costs associated with the elimination of approximately 185 positions and $0.4 million in facility closing costs associated with the closure of an inserts warehouse and two inserts regional offices.  The Direct Mail segment recorded $2.0 million in severance and related costs in the first nine months of 2005 associated with the elimination of approximately 35 positions.  Corporate and Other recorded $4.3 million in severance and related costs in the first nine months of 2005 associated with the elimination of approximately 95 positions, $0.7 million in costs related to the amendment of an executive level employment agreement announced in 2004 and $2.1 million in facility closure costs associated with the closure of six premedia facilities offset by $0.2 million in gains from the sale of assets associated with the closure of a premedia facility.  Additionally, included in the 2005 Program are restructuring costs of $3.5 million for the nine months ended September 30, 2005, related to reductions in workforce of approximately 130 employees in the Company’s Europe segment.  These costs are included in the loss from discontinued operations for the nine months ended September 30, 2005 on the Company’s condensed consolidated statement of operations.

Included in the 2005 nine-month segment restructuring expense amounts above are $0.4 million of aggregate severance costs allocated to the segments based on percentages established by management.  The severance costs are related to the elimination of approximately 45 shared services and sales positions.

The significant components of restructuring charges were as follows:

(in thousands)	Severance and Related Costs	Asset Write-downs	Facility Closing Costs	Other Costs	Total

Balance at July 1, 2005	$ 8,202		$ 7,730	$	$ 15,932
Restructuring charges in the three months ended September 2005	1,152	$ 56	534		1,742
Restructuring payments and asset write-downs in the three months ended September 2005	(4,022)	(56)	(1,518)		(5,596)
Balance at September 30, 2005	$ 5,332	$ —	$ 6,746	$	$ 12,078

Balance at January 1, 2005	$ 744		$ 6,872	$ 575	$ 8,191
Restructuring charges in the nine months ended September 2005	14,066	$ (109)	2,494		16,451
Restructuring payments and asset write-downs in the nine months ended September 2005	(9,478)	109	(2,620)	(575)	(12,564)
Balance at September 30, 2005	$ 5,332	$ —	$ 6,746	$ —	$ 12,078

Balance at July 1, 2006	$ 2,674	$	$ 4,903	$	$ 7,577
Restructuring charges in the three months ended September 2006	3,103		11		3,114
Restructuring payments and asset write-downs in the three months ended September 2006	(2,044)		(698)		(2,742)
Balance at September 30, 2006	$ 3,733	$ —	$ 4,216	$ —	$ 7,949

Balance at January 1, 2006	$ 2,920		$ 5,795	$	$ 8,715
Restructuring charges in the nine months ended September 2006	9,102	$ 984	2,095 (1)		12,181
Restructuring payments and asset write-downs in the nine months ended September 2006	(8,289)	(984)	(3,674)		(12,947)
Balance at September 30, 2006	$ 3,733	$ —	$ 4,216	$ —	$ 7,949

(1)          Includes accretion expense of $0.6 million related to the estimated fair value of leases on restructured facilities.

The Company expects to pay $5.7 million of the accrued restructuring costs during the next year, and the remainder, $2.2 million, by 2011.  The portion of this accrual attributable to facility closing costs is recorded net of estimated sublease income at its estimated fair value.  Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

4.              DISCONTINUED OPERATIONS

On September 8, 2006, the Company entered into an agreement to sell its fragrance business, which includes two presses and the Company’s fragrance lab and microencapsulation facility, all of which are located in one of the Company’s Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the fragrance business.  The sale agreement was entered into as the result of a strategic decision on behalf of the Company to move away from this line of business and focus its resources on the growth of its other direct marketing product lines.

Included in the agreement to sell the fragrance business was a transition services agreement (the “Transition Agreement”) under which the Company will provide services on a subcontracting basis to the purchaser of the fragrance business (the “Purchaser”), utilizing certain assets of the business that was sold.  These assets will remain at the Company’s Direct Mail facility during the time of the Transition Agreement.  Under the Transition Agreement, these subcontracting services will generally be performed through November 2006, although services performed with respect to a press that was not sold to the Purchaser may continue up to March 31, 2007 at the discretion of the Company.  During this transition period, the Company is entitled to use the press equipment sold for work other than the subcontracted work performed for the Purchaser.  The Company is liable for and retains all risk of loss for the presses that were sold until the presses are provided to the Purchaser.

Due to the continuing involvement of the Company in the operations of the fragrance business under the Transition Agreement discussed above, the sale of the fragrance business cannot be accounted for as a divestiture for accounting purposes as of September 30, 2006.   As of September 30, 2006, the Company has received proceeds of $39.4 million related to the sale of its fragrance business, which is included in the “Deferred proceeds from disposition of business” caption on the Company’s Condensed Consolidated Balance Sheet.  The Company anticipates net proceeds from the sale to be approximately $41.9 million, resulting in an estimated gain on the sale of the fragrance ranging from approximately $21 million to $23 million.  The Company expects to complete the subcontracting work called for in the Transition Agreement in the fourth quarter of 2006, at which time the resulting gain on the sale will be recognized.

The results of the fragrance business, which had been reported under the Direct Mail segment, have been accounted for as discontinued operations, net of tax.  These results are included in Income (loss) from discontinued operations on the Condensed Consolidated Statements of Operations.  Interest was not allocated to discontinued operations as the divestiture of the fragrance business was on a debt-free basis.  Prior year financial statements have been restated to reflect the fragrance business as discontinued operations.  Select results of this business, are presented in the following table.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Revenue	$ 7,009	$ 11,371	$ 22,943	$ 31,212

Income from discontinued operations	302	1,479	1,193	4,678

The assets and liabilities of the Company’s fragrance business are presented separately under the captions “Assets of operations held for sale” and “Liabilities of operations held for sale,”

respectively, in the accompanying Condensed Consolidated Balance Sheet at September 30, 2006 and December 31, 2005.  The components of these balance sheet line items are specified in the discontinued operations’ balance sheet as follows:

	September 30,	December 31,
(in thousands)	2006	2005

Assets of operations held for sale - Current:
Accounts receivable, net	$ 6,919	$ 6,357
Inventory	2,901	699
Total current assets of operations held for sale	$ 9,820	$ 7,056

Assets of operations held for sale – Long term:
Property, plant and equipment	$ 250	$ 417
Goodwill allocated to Fragrance business (See Note 5)	11,117	11,117
Total long-term assets of operations held for sale	$ 11,367	$ 11,534

Liabilities of operations held for sale:
Accounts payable	$ 1,239	$ 1,615
Accrued expenses and other current liabilities	717	345
Total liabilities of operations held for sale	$ 1,956	$ 1,960

In the third quarter of 2005, the Company decided to sell the two divisions in its European segment primarily because each had incurred operating losses in the past two years and neither was deemed a fit within the Company’s overall strategy. The direct mail division of this segment was sold on October 3, 2005 and the premedia division of this segment was sold on December 14, 2005.

Selected information related to the Company’s Europe segment, the amounts of which are included in the “Income (loss) from discontinued operations” caption on the Condensed Consolidated Statements of Operations, are presented in the following table.  No taxes were recorded in this segment due to pretax losses and tax benefits being offset by deferred tax valuation allowances, see Note 16.  Interest was not allocated to discontinued operations as the divestiture of the European business was on a debt-free basis.  Prior year financial statements have been restated to reflect the Europe segment as discontinued operations.

	Three months ended	Nine months ended
	September 30,	September 30,
(in thousands)	2005	2005

Revenue	$ 23,762	$ 86,173

Loss from discontinued operations	(26,822)	(147,252)

As a result of the Company’s impairment testing, the Company recorded $111.2 million of impairment charges at its Europe segment in the nine months ended September 30, 2005 to reduce the carrying value of goodwill to its implied fair value.  See Note 5 for discussion of the Company’s goodwill accounting policy.  Additionally, as a result of the conclusion of a Direct Mail contract within our Europe segment, long-lived assets with a carrying value of $1.2 million were deemed impaired and written off in the second quarter of 2005.  The Company also recorded a $23.8 million loss to write-down the carrying value of the remaining long-lived assets of its discontinued operations to their estimated fair values, less cost to sell.  The impairment charges are classified within discontinued operations for the three and nine months ended September 30, 2005.

5.              GOODWILL

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company’s goodwill is tested for impairment on an annual basis.  The Company elected January 1 of each year as the annual test date.   Each of the Company’s reporting units is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit.  Fair value is determined based on a valuation study performed by an independent third party using the discounted cash flow method and the estimated market values of the reporting units.  The annual goodwill test has been completed for 2006, and did not indicate any goodwill impairment.

In conjunction with the forthcoming disposition of the Company’s fragrance business (see Note 4), an updated goodwill valuation of the direct mail reporting unit, which included the Company’s fragrance business, was performed by an independent third party.  As a result of this valuation, $11.1 million of goodwill was allocated to the fragrance business on a preliminary basis and is included in Long-term assets of operations held for sale on the Company’s September 30, 2006 and December 31, 2005 Condensed Consolidated Balance Sheets.

6.              ACQUISITION

On May 31, 2006, the Company acquired USA Direct, Inc. (“USA Direct”) for $21.0 million in cash.  The financial results of USA Direct are included in the Company’s consolidated financial statements, within the Company’s Direct Mail segment, from the date of acquisition.  USA Direct is a full-service provider of direct marketing services based in York, Pennsylvania.  The acquisition of USA Direct provides the Company with a strategic complement to its existing direct marketing product offerings by expanding the flexibility and range of products, especially in small to mid-sized quantities, and adding capacity to core manufacturing capabilities including digital, conventional and in-line printing.

Goodwill arising in connection with the USA Direct acquisition was approximately $6.0 million, calculated as the excess of the purchase price over the preliminary estimated fair value of the net assets acquired.  The Company expects to deduct the full amount of this goodwill for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the USA Direct acquisition.   The Company is in the process of completing certain analyses and obtaining or finalizing third-party valuations of certain assets and intangibles, thus, the allocation of the purchase price is subject to refinement.

As of May 31, (in thousands)	2006

ASSETS
Current assets	$ 6,539
Property, plant and equipment	7,909
Goodwill	5,987
Customer base (1)	3,400
Trademark	1,700
Other long-term assets (2)	122
Total assets acquired	$25,657

LIABILITIES
Current Liabilities	$ 4,611
Total liabilities assumed	4,611
Net assets acquired – Purchase price	$21,046

(1)          The Customer base will be amortized over a period of four years, which represents the asset’s remaining useful life.

(2)          Includes a $90,000 non-compete agreement that will be amortized over its three-year useful term.

On January 20, 2005, the Company acquired Elite Mailing and Fulfillment Services, Inc. (“Elite”) for $3.4 million in cash.  Elite is a full-service lettershop and mail presorting facility based in Bellmawr, New Jersey.    The financial results of Elite are included in the Company’s consolidated financial statements from the date of acquisition.  Goodwill arising in connection with the Elite acquisition was $2.8 million, calculated as the excess of the purchase price over the fair value of the net assets acquired.

The following pro forma information reflects the Company’s results adjusted to include USA Direct and Elite as though the acquisitions had occurred at the beginning of 2005.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Revenue	$ 352,228	$ 374,531	$ 1,065,715	$ 1,087,867
(Loss) income from continuing operations before cumulative effect of accounting change	(18,398)	1,045	(44,528)	(37,806)
Net loss	(18,096)	(24,298)	(44,989)	(180,380)

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

Under the A/R Facility, as well as the 2002 Facility previously in place, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary.  However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable.  The Company received cash proceeds for servicing of $0.9 million and $2.3 million in the nine months ended September 30, 2006 and 2005, respectively.  These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections.  Additional deductions may be made if the Company fails to maintain a consolidated Compliance EBITDA (as defined in Note 11) of at least $180 million for any rolling four fiscal quarter period.  In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience and a minimum EBITDA requirement of $160 million.  There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility.  As of September 30, 2006, the Company is in compliance with all targets and covenants under the A/R Facility.

At September 30, 2006 and December 31, 2005, accounts receivable of $110.7 million and $130.0 million had been sold under the A/R Facility, respectively, and as such are reflected as reductions of accounts receivable.  At September 30, 2006 and December 31, 2005, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $52.9 million and $71.8 million, respectively.  These amounts are included in Accounts receivable, net on the condensed consolidated balance sheet at allocated cost, which approximates fair value.  The proceeds from collections reinvested in securitizations amounted to $1,237.0 million and $1,161.8 million in the first nine months of 2006 and 2005, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points under the A/R

Facility and 90 basis points under the 2002 Facility.  With respect to the A/R Facility, the Company also pays an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any outstanding advances.  The loss on sale, which approximated the fees, totaled $1.6 million and $1.3 million in the third quarter of 2006 and 2005, respectively.  For the nine months ended September 30, 2006 and 2005, the loss on sale totaled $4.7 million and $3.5 million, respectively.  These amounts are included in the “Other, net” caption on the Company’s Condensed Consolidated Statement of Operations.

Accounts receivable are net of an allowance for doubtful accounts of $2.0 million and $1.6 million at September 30, 2006 and December 31, 2005, respectively.

8.     INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2006	2005

Paper	$ 33,450	$ 30,567
Ink and chemicals	3,316	3,743
Work in process	4,881	3,611
Finished goods	8,861	9,757
Other	4,411	4,057

	$ 54,919	$ 51,735

9.       SEGMENT INFORMATION

The Company operates in two business segments, as follows:

•            Advertising Inserts– provides a full array of targeted advertising products inserted into newspapers.

•            Direct Mail – provides personalized direct mail products and various direct marketing.  This segment previously included the Company’s fragrance business, which was sold on September 8, 2006.  The operational results of the Company’s fragrance business are included in discontinued operations for the three and nine months ended September 30, 2006 and 2005.  See Note 4 for further discussion

In addition, the Company also provides outsourced digital premedia and image content management, creative services for advertising insert page layout and design, and media planning and placement services.  These services are included in the table below as “Corporate and Other”.  Corporate and Other also includes the Company’s general corporate costs, which reflect costs associated with the Company’s executive officers as well as other transactions that are not allocated to the Company’s business segments.

The Company had operations in Europe, principally in the United Kingdom, that were sold in the fourth quarter of 2005.  Prior to the sale of the Company’s European segment, the Company reported its segments based on its geographical presence.  As of December 31, 2005, following the sale of the European segment and other management changes, the Company changed its reportable segmentation to the two segments shown above.  All prior period segment data has been reclassified to conform to this presentation.  The operational results of the Company’s European segment are included in discontinued operations for the three and nine months ended September 30, 2005.  See Note 4 for further discussion.

Following is information regarding the Company’s segments:

	Three months ended,		Nine months ended,
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Revenue
Advertising Inserts	$252,491	$256,350	$736,047	$750,833
Direct Mail	71,488	74,374	225,495	204,650
Corporate and Other	30,693	38,706	97,128	116,616
Elimination of intersegment revenue	(2,444)	(2,443)	(7,100)	(7,453)
Consolidated	$352,228	$366,987	$1,051,570	$1,064,646

EBITDA
Advertising Inserts	$26,336	$29,341	$78,206	$76,157
Direct Mail	5,080	11,663	25,255	22,950
Corporate and Other	(1,422)	199	(6,005)	(3,552)
Consolidated EBITDA	29,994	41,203	97,456	95,555
Depreciation and amortization of intangibles	15,055	16,148	43,078	47,460
Interest expense, net	33,502	32,457	98,614	96,693
Income tax benefit	(165)	(8,188)	(24)	(7,665)
Consolidated income (loss) from continuing operations before cumulative effect of accounting change	$(18,398)	$786	$(44,212)	$(40,933)

Restructuring charges
Advertising Inserts	$1,291	$910	$5,497	$7,542
Direct Mail	1,265	75	1,729	1,985
Corporate and Other	558	757	4,955	6,924
Consolidated	$3,114	$1,742	$12,181	$16,451

Depreciation and amortization of intangibles
Advertising Inserts	$10,023	$10,148	$29,373	$28,482
Direct Mail	3,607	3,289	9,495	10,864
Corporate and Other	1,425	2,711	4,210	8,114
Consolidated	$15,055	$16,148	$43,078	$47,460

	September 30,	December 31,
(in thousands)	2006	2005

Identifiable assets
Advertising Inserts	$539,494	$524,122
Direct Mail	224,284	192,313
Corporate and Other	113,931	156,204
Consolidated	$877,709	$872,639

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 clarifies the principle that fair value should be based on the assumption market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  This Statement is effective for fiscal year beginning after November 15, 2007.    The Company is not able to assess at this time the future impact of this Statement on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88, 106 and 132(R) (“SFAS 158”).  SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a benefit plan in its statement of financial position and to recognize as a component of other comprehensive income, net of tax,, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.  SFAS 158 also requires an entity to measure defined benefit plan assets and obligations as of the date of its fiscal year-end.  Additional footnote disclosures are also required under SFAS 158.   The provisions of this Statement are effective for the Company as of December 31, 2006.  The Company is in the process of evaluating the impact of SFAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that is material.  The guidance in SAB 108 should be applied by the Company beginning with the December 31, 2006 financial statements.  The Company is in the process of assessing the impact of SAB 108 on its consolidated financial position or results of operations.

11.             LONG -TERM DEBT

Long-term debt consisted of the following in the order of priority:

	September 30,	December 31,
(in thousands)	2006	2005

Revolving credit facility (due December 2008)	$125,000	$69,864
9 3/4% senior secured second lien notes, net of discount (due April 2009)	346,021	344,827
10 7/8% senior notes, net of discount (due June 2009)	349,024	348,756
13 1/2% senior subordinated notes (due December 2009)	293,495	293,495
Discount - 13 1/2% senior subordinated credit facility	(6,373)	(7,883)
Other notes	19
	1,107,186	1,049,059
Current portion	(19)
	$1,107,167	$1,049,059

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

The maximum availability is limited to a borrowing base calculated as follows: 85% of eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7); and 55% of eligible machinery, equipment and owned real estate.  The eligibility of such assets included in the calculation is set forth in the Credit Facility agreement. At September 30, 2006 the borrowing base was calculated to be $232 million.

In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances.  The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined below, is in excess of $180 million on a quarterly trailing twelve-month basis.  The agent is not required to obtain written consent when Compliance EBITDA on a quarterly trailing twelve-month basis is less than $180 million.  At September 30, 2006, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $180.2 million.

“Compliance EBITDA” is the Consolidated EBITDA as reflected in Note 9 to these financial statements adjusted to exclude certain items as defined in the Credit Facility agreement.

The interest rate on the Credit Facility is either (a) the US Prime rate, plus a margin which fluctuates based on the Company’s senior secured leverage ratio (“Leverage Ratio”), defined as the ratio of senior secured debt to EBITDA, or (b) the US LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio.  The EBITDA amount used in this calculation is not equivalent to the amount included in these financial statements, but rather is net of adjustments to exclude certain items as defined in the credit agreement.  At September 30, 2006 the margin was 275 basis points above LIBOR.  The Company also pays an unused commitment fee of 50 basis points on the difference between $220 million and the amount of loans and letters of credit outstanding.

The Credit Facility, the 9 3/4% senior secured second lien notes, the 10 7/8% senior notes and the 13 1/2% senior subordinated notes contain customary covenants.  In addition, the Credit Facility requires the Company to maintain Compliance EBITDA of $160 million on a trailing twelve-month basis.  At September 30, 2006, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $180.2 million.  If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility.  At September 30, 2006, the Company was in compliance with its debt covenants.

12.    RETIREMENT PLANS

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans, including pension and supplemental executive retirement plans, for the three and nine months ended September 30, 2006 and 2005.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Service cost	$127	$193	$353	$579
Interest cost	553	571	1,665	1,713
Expected return on plan assets	(339)	(324)	(970)	(974)
Amortization of prior service cost	25	58	75	174
Amortization of net loss	230	219	634	659
Net periodic benefit cost	$596	$717	$1,757	$2,151

The Company made contributions of approximately $1.6 million to its pension plans in the nine months ended September 30, 2006.  The Company expects to contribute approximately $3.0 million in 2006 as previously disclosed in its consolidated financial statements for the year ended December 31, 2005.

13.    VERTIS HOLDINGS SHARE BASED COMPENSATION

Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards up to an aggregate of 10 million shares.  Vertis

Holdings has options, restricted shares, retained shares and rights outstanding under the Stock Plan at September 30, 2006.  SFAS 123R requires that share based payments for compensation made by Vertis Holdings to employees of the Company be accounted for in the financial statements of the Company.

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

The Company calculated the fair value of the 52,498 Retained Shares and Rights that have Put Rights available at January 1, 2006 using the fair-value based method. The fair value was determined to be $31.50 per share based on the last known public transaction that occurred with the Big Flower Holdings, Inc. common stock prior to the 1999 Recapitalization.  The Company was formerly known as Big Flower Holdings, Inc. prior to the 1999 Recapitalization when it was a publicly traded company.  Additionally, this value fell into a range of values that were determined by an independent third party valuation conducted for the Company in the first quarter of 2004.  This value was agreed upon by the Company’s board of directors at that time and reviewed again by management at January 1, 2006 and September 30, 2006.  The Company’s management continues to believe that this value is reasonable.  Based upon this value, the Company recorded a $1.7 million liability to reflect the potential obligation of the Company related to the Retained Shares and Rights which include the Put Rights; this liability is recorded as a cumulative effect of an accounting change in the condensed consolidated statement of operations.  The Company calculates the fair value of the Retained Shares and Rights with available Put Rights at each quarter-end. Any difference in the fair value calculation from the preceding quarter-end will be recorded as compensation expense.

At September 30, 2006, there were no changes in the fair value calculation from the preceding quarter and, therefore, no additional compensation expense was recorded for the quarter ended September 30, 2006.  There were, however, two employees that left the Company in the quarter ended September 30, 2006, who held a combined 2,851 Retained Shares and Rights that had Put Rights attached.  The employees’ manner of separation from the Company did not fit the criteria, as discussed above, for them to exercise the Put Rights attached to their Rights and Retained Shares and therefore the Put Rights were forfeited   The fair value of these forfeited Put Rights was recorded as a credit to compensation expense in the quarter ended September 30, 2006.  As of September 30, 2006, there were 50,097 Retained Shares and Rights that have Put Rights available.

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

Vertis Holdings issued 297,620 shares of restricted stock and cancelled 106,717 shares of restricted stock in the nine months ended September 30, 2006, due to forfeiture and employees departure from the Company.  The fair value of the restricted stock was determined to be $20.48 per share, which was calculated as the $31.50 share price discussed above discounted by 35% to take into account the restrictions on marketability of the restricted shares.  Although the Retained Shares and Rights have restrictions on transfer as well, the Company determined that the inclusion of a Put Right in these agreements adds additional value to the Retained Shares and Rights and thus these stock awards were not discounted.  The $20.48 calculated fair value of the restricted shares was also within the range of values calculated by the independent valuation conducted in 2004, as discussed above.  At September 30, 2006 there were 346,296 shares of restricted stock outstanding under the Stock Plan.

The Company also has the ability to issue options to certain members of management under the Stock Plan.  At September 30, 2006, there are 7,618 options outstanding under the Stock Plan.  These options were fully vested at January 1, 2006 therefore no compensation expense is recorded.

A summary of activity under the Stock Plan for the nine months ended September 30, 2006 is as follows:

	Restricted		Retained
(thousands of shares)	Shares	Rights	Stock (1)	Options (2)

Outstanding at December 31, 2005	20	32	155	8
Granted			298
Forfeited/ Cancelled	(2)	(1)	(107)
Outstanding at September 30, 2006	18	31	346	8

Nonvested at September 30, 2006			346
Exercisable at September 30, 2006				8

(1)          The weighted-average grant-date fair value of the restricted shares is $20.48 per share.  As of September 30, 2006 there was $7.1 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Stock Plan.

(2)          The weighted-average exercise price of the vested options outstanding at September 30, 2006 is $31.50 per share.  The outstanding options have ten-year terms, with 5,832 options expiring in 2009 and the remainder expiring in 2012.

In 2005, the Company accounted for the Stock Plan under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  No stock-based employee compensation cost was reflected in the Company’s net loss for the three and nine months ended September 30, 2005.  The following table summarizes the effect of accounting for these awards as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” had been applied.

	Three months ended	Nine months ended
	September 30,	September 30,
(in thousands)	2005	2005

Net loss:

As reported	$(24,557)	$(183,507)
Deduct: total stock-based compensation determined under the fair value based method for all awards, net of tax	(2)	(7)
Pro forma	$(24,559)	$(183,514)

14.    INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

Interest cost	$32,353	$30,954	$95,167	$92,232
Amortization of deferred financing fees	1,587	1,834	4,708	5,523
Capitalized interest	(393)	(187)	(928)	(648)
Interest income	(45)	(144)	(333)	(414)
	$33,502	$32,457	$98,614	$96,693

The Company made interest payments of $63.9 million and $61.1 million in the nine months ended September 30, 2006 and 2005, respectively.

15.    OTHER, NET

Other, net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

A/R Facility fees (see Note 7)	$1,616	$1,292	$4,709	$3,511
Loss on sale of property, plant and equipment	351	335	552	1,462
Bank commitment fees	187	216	604	719
Other costs	(137)	(2)	(107)	15
	$2,017	$1,841	$5,758	$5,707

16.             INCOME TAXES

On August 30, 2005, the Company reached a tentative settlement agreement with the IRS resolving disputes over the tax deductibility of net losses relating to five leasehold interests in real estate properties that the company entered into in 1998. The Company terminated its leasehold interest in the properties in the third quarter of 2004. As a result of the agreement, the Company reduced its tax reserves related to the IRS examination from $10.3 million to 2.2 million, thus recording a benefit to tax expense in the third quarter of 2005. On January 23,

2006, the Company signed a closing agreement with the IRS.  The closing agreement was subject to final approval from the Congressional Joint Committee on Taxation.  On June 29, 2006, all required approvals were received.

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

The Company made income tax payments of $0.5 million and $0.2 million in the nine months ended September 30, 2006 and 2005, respectively.

17.             GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company has three series of notes (see Note 11) which are general obligations of Vertis, Inc., and are guaranteed by certain of Vertis, Inc.’s domestic subsidiaries.  Accordingly, the following condensed consolidated financial information as of September 30, 2006 and December 31, 2005, and for the three and nine months ended September 30, 2006 and 2005, are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

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

Condensed Consolidating Balance Sheet Information at September 30, 2006

		Guarantor	Non-Guarantor
In thousands	Parent	Companies	Companies	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$3,863	$3,148	$1,818		$8,829
Accounts receivable, net	113,354	22,502	1,126		136,982
Inventories	41,091	13,797	31		54,919
Maintenance parts	18,818	3,700			22,518
Prepaid expenses and other current assets	8,189	1,732	3		9,924
Current assets of operations held for sale		9,820			9,820
Total current assets	185,315	54,699	2,978		242,992
Intercompany receivable	123,168			$(123,168)
Investments in subsidiaries	28,909	859		(29,768)
Property, plant and equipment, net	260,575	70,775	151		331,501
Goodwill	198,228	46,324			244,552
Deferred financing costs, net	16,436				16,436
Other assets, net	25,192	5,655	14		30,861
Long-term assets of operations held for sale		11,355	12		11,367
Total Assets	$837,823	$189,667	$3,155	$(152,936)	$877,709

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$134,545	$25,152	$1,060		$160,757
Compensation and benefits payable	27,742	5,901	59		33,702
Accrued interest	42,403				42,403
Accrued income taxes	1,248		129		1,377
Current portion of long-term debt		19			19
Deferred income from disposition of business	41,879				41,879
Other current liabilities	19,837	5,005	178		25,020
Liabilities of operations held for sale		1,956			1,956
Total current liabilities	267,654	38,033	1,426		307,113
Due to parent	3,625	104,517	18,651	$(123,168)	3,625	(1)
Long-term debt, net of current portion	1,107,167				1,107,167
Other long-term liabilities	30,003	427			30,430
Total liabilities	1,408,449	142,977	20,077	(123,168)	1,448,335
Stockholder’s (deficit) equity	(570,626)	46,690	(16,922)	(29,768)	(570,626)
Total Liabilities and Stockholder’s (Deficit) Equity	$837,823	$189,667	$3,155	$(152,936)	$877,709

(1)  Consolidated Due to Parent amount represents the amount due to Vertis Holdings

Condensed Consolidating Balance Sheet Information at December 31, 2005

		Guarantor	Non-Guarantor
In thousands	Parent	Companies	Companies	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$304	$101	$1,423		$1,828
Accounts receivable, net	140,876	3,444	729		145,049
Inventories	37,852	13,880	3		51,735
Maintenance parts	16,234	4,266			20,500
Prepaid expenses and other current assets	8,340	670	17		9,027
Current assets of operations held for sale		7,056			7,056
Total current assets	203,606	29,417	2,172		235,195
Intercompany receivable	143,722			$(143,722)
(Losses in excess of investments) investments in subsidiaries	(12,982)	859		12,123
Property, plant and equipment, net	257,547	78,615	86		336,248
Goodwill	198,229	40,337			238,566
Deferred financing costs, net	20,755				20,755
Other assets, net	29,672	649	20		30,341
Long-term assets of operations held for sale		11,531	3		11,534
Total Assets	$840,549	$161,408	$2,281	$(131,599)	$872,639

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$207,437	$22,133	$242		$229,812
Compensation and benefits payable	33,056	4,551	38		37,645
Accrued interest	14,110				14,110
Accrued income taxes	2,135		212		2,347
Other current liabilities	20,748	2,616	21		23,385
Liabilities of operations held for sale		1,960			1,960
Total current liabilities	277,486	31,260	513		309,259
Due to parent	7,898	124,528	19,194	$(143,722)	7,898	(1)
Long-term debt, net of current portion	1,049,059				1,049,059
Other long-term liabilities	31,984	317			32,301
Total liabilities	1,366,427	156,105	19,707	(143,722)	1,398,517
Stockholder’s (deficit) equity	(525,878)	5,303	(17,426)	12,123	(525,878)
Total Liabilities and Stockholder’s (Deficit) Equity	$840,549	$161,408	$2,281	$(131,599)	$872,639

(1)  Consolidated Due to Parent amount represents the amount due to Vertis Holdings

Condensed Consolidating Statement of Operations Information

Three months ended September 30, 2006

		Guarantor	Non-Guarantor
In thousands	Parent	Companies	Companies	Eliminations	Consolidated

Revenue	$290,269	$63,752	$175	$(1,968)	$352,228
Operating expenses:
Costs of production	234,233	48,562	(1)	(1,968)	280,826
Selling, general and administrative	28,472	7,813	(8)		36,277
Restructuring charges	2,186	928			3,114
Depreciation and amortization of intangibles	12,183	2,866	6		15,055
	277,074	60,169	(3)	(1,968)	335,272
Operating income	13,195	3,583	178		16,956
Other expenses (income):
Interest expense, net	33,507	(5)			33,502
Other, net	2,017				2,017
	35,524	(5)			35,519

Equity in net income of subsidiaries	4,028			(4,028)

(Loss) income from continuing operations before income tax (benefit) expense	(18,301)	3,588	178	(4,028)	(18,563)
Income tax (benefit) expense	(205)		40		(165)

(Loss) income from continuing operations	(18,096)	3,588	138	(4,028)	(18,398)

Income from discontinued operations		245	57		302
Net (loss) income	$(18,096)	$3,833	$195	$(4,028)	$(18,096)

Condensed Consolidating Statement of Operations Information

Three months ended September 30, 2005

		Guarantor	Non-Guarantor
In thousands	Parent	Companies	Companies	Eliminations	Consolidated

Revenue	$283,457	$83,958	$300	$(728)	$366,987
Operating expenses:
Costs of production	226,827	59,749	106	(728)	285,954
Selling, general and administrative	28,243	7,999	5		36,247
Restructuring charges	1,624	118			1,742
Depreciation and amortization of intangibles	13,095	3,048	5		16,148
	269,789	70,914	116	(728)	340,091
Operating income	13,668	13,044	184		26,896
Other expenses:
Interest expense, net	32,454	3			32,457
Other, net	1,842		(1)		1,841
	34,296	3	(1)		34,298

Equity in net income (loss) of subsidiaries	(12,223)	(10,976)		23,199

(Loss) income from continuing operations before income tax (benefit) expense	(32,851)	2,065	185	23,199	(7,402)
Income tax (benefit) expense	(8,294)	34	72		(8,188)

(Loss) income from continuing operations	(24,557)	2,031	113	23,199	786

Income (loss) from discontinued operations		1,337	(26,680)		(25,343)

Net (loss) income	$(24,557)	$3,368	$(26,567)	$23,199	$(24,557)

Condensed Consolidating Statement of Operations Information

Nine months ended September 30, 2006

		Guarantor	Non-Guarantor
In thousands	Parent	Companies	Companies	Eliminations	Consolidated

Revenue	$860,834	$194,169	$848	$(4,281)	$1,051,570
Operating expenses:
Costs of production	691,332	143,610	286	(4,281)	830,947
Selling, general and administrative	82,438	22,741	49		105,228
Restructuring charges	11,000	1,181			12,181
Depreciation and amortization of intangibles	35,718	7,344	16		43,078
	820,488	174,876	351	(4,281)	991,434
Operating income	40,346	19,293	497		60,136
Other expenses (income):
Interest expense, net	98,612	4	(2)		98,614
Other, net	5,758				5,758
	104,370	4	(2)		104,372

Equity in net income of subsidiaries	20,845			(20,845)

(Loss) income from continuing operations before income tax (benefit) expense	(43,179)	19,289	499	(20,845)	(44,236)
Income tax (benefit) expense	(160)		136		(24)

(Loss) income from continuing operations before cumulative effect of accounting change	(43,019)	19,289	363	(20,845)	(44,212)

Income from discontinued operations		1,052	141		1,193
(Loss) income before cumulative effect of accounting change	(43,019)	20,341	504	(20,845)	(43,019)
Cumulative effect of accounting change	(1,654)				(1,654)

Net (loss) income	$(44,673)	$20,341	$504	$(20,845)	$(44,673)

Condensed Consolidating Statement of Operations Information

Nine months ended September 30, 2005

		Guarantor	Non-Guarantor
In thousands	Parent	Companies	Companies	Eliminations	Consolidated

Revenue	$838,529	$226,722	$883	$(1,488)	$1,064,646
Operating expenses:
Costs of production	670,630	169,095	291	(1,488)	838,528
Selling, general and administrative	84,686	23,693	26		108,405
Restructuring charges	12,637	3,814			16,451
Depreciation and amortization of intangibles	36,970	10,472	18		47,460
	804,923	207,074	335	(1,488)	1,010,844
Operating income	33,606	19,648	548		53,802
Other expenses:
Interest expense, net	96,684	9			96,693
Other, net	5,707				5,707
	102,391	9			102,400

Equity in net loss of subsidiaries	(122,616)	(93,918)		216,534

(Loss) income from continuing operations before income tax (benefit) expense	(191,401)	(74,279)	548	216,534	(48,598)
Income tax (benefit) expense	(7,894)	34	195		(7,665)

(Loss) income from continuing operations	(183,507)	(74,313)	353	216,534	(40,933)

Income (loss) from discontinued operations		4,549	(147,123)		(142,574)

Net (loss) income	$(183,507)	$(69,764)	$(146,770)	$216,534	$(183,507)

Condensed Consolidating Statement of Cash Flows Information

Nine months ended September 30, 2006

			Non-
		Guarantor	Guarantor
In thousands	Parent	Companies	Companies	Consolidated

Cash Flows from Operating Activities	$(12,419)	$13,108	$1,015	$1,704
Cash Flows from Investing Activities:
Capital expenditures	(29,197)	(4,063)	(81)	(33,341)
Software development costs capitalized	(1,703)			(1,703)
Proceeds from sale of property, plant and equipment and divested assets	373	487		860
Acquisition of business, net of cash acquired		(20,994)		(20,994)
Proceeds from disposition of business	39,367			39,367
Net cash used in investing activities	8,840	(24,570)	(81)	(15,811)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	53,728			53,728
Deferred financing costs	(388)			(388)
Decrease in outstanding checks drawn on controlled disbursement accounts	(33,145)	(73)		(33,218)
Other financing activities	(13,057)	14,582	(463)	1,062
Net cash provided by (used in) financing activities	7,138	14,509	(463)	21,184
Effect of exchange rate changes on cash			(76)	(76)
Net increase in cash and cash equivalents	3,559	3,047	395	7,001
Cash and cash equivalents at beginning of year	304	101	1,423	1,828
Cash and cash equivalents at end of period	$3,863	$3,148	$1,818	$8,829

Condensed Consolidating Statement of Cash Flows Information

Nine months ended September 30, 2005

			Non-
		Guarantor	Guarantor
In thousands	Parent	Companies	Companies	Eliminations	Consolidated

Cash Flows from Operating Activities	$(40,202)	$43,118	$(708)		$2,208
Cash Flows from Investing Activities:
Capital expenditures	(20,116)	(1,637)			(21,753)
Software development costs capitalized	(1,468)				(1,468)
Proceeds from sale of property, plant and equipment and divested assets	766	227			993
Investments in unconsolidated subsidiaries	(103,482)	107,930		(4,448)
Acquisition of business, net of cash acquired	(3,386)				(3,386)
Investing activities of discontinued operations		(3)	(1,517)		(1,520)
Net cash (used in) provided by investing activities	(127,686)	106,517	(1,517)	(4,448)	(27,134)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	38,346				38,346
Repayments of long-term debt	(6)				(6)
Deferred financing costs	(116)				(116)
(Decrease) increase in outstanding checks drawn on Controlled disbursement accounts	(14,592)	(428)	963		(14,057)
Other financing activities	144,055	(148,812)	(1,991)	4,448	(2,300)
Financing activities of discontinued operations			9,222		9,222
Net cash provided by (used in) financing activities	167,687	(149,240)	8,194	4,448	31,089
Effect of exchange rate changes on cash			(5,159)		(5,159)
Net (decrease) increase in cash and cash equivalents	(201)	395	810		1,004
Cash and cash equivalents at beginning of year	297	33	2,308		2,638
Cash and cash equivalents at end of period	$96	$428	$3,118	$	$3,642

18.    COMMITMENTS AND CONTINGENCIES

Certain claims, suits and complaints (including those involving environmental matters) which arise in the ordinary course of business have been filed or are pending against the Company.  Management believes, based upon all the currently available information, that the results of such proceedings, individually, or in the aggregate will not have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Overview

Executive Summary

Vertis is a marketing partner to a wide array of clients, including many of today’s Fortune 500 companies. We offer consulting, creative, research, direct mail, media, technology and production services.  In July 2006, Vertis announced the rebranding of the Company as Vertis Communications to promote the Company’s expansive communications services in the marketing, advertising and printing industries.  For over three decades, we have worked with clients to turn complex marketing ideas into realities.  Our marketing and printing heritage affords us the greatest experience in managing large, complicated, time-sensitive assignments.  We are headquartered in Baltimore with more than 100 locations nationwide.

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

We use independent third-party source materials to track statistics pertaining to advertising growth.  Based on these publications, the projection for 2005 U.S. Advertising growth ranged from 3.0% to 4.6%.  Projections for 2006 domestic advertising spending indicate growth of approximately 4.9%.

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

In the third quarter of 2006 we experienced some volume stabilization in our Advertising Inserts business.  At the same time, we experienced softness in our Direct Mail segment which we do not believe is the start of a downward trend.  Year-over-year EBITDA in Direct Mail was up approximately 10% through September 30.

On May 31, 2006, we acquired USA Direct, Inc. (“USA Direct”) for $21.0 million in cash.  USA Direct is a full-service provider of direct marketing services based in York, Pennsylvania.  The acquisition of USA Direct provides the Company with a strategic complement to our existing direct marketing product offerings by expanding the flexibility and range of products, especially in small to mid-sized quantities, and adding capacity to our core manufacturing capabilities including digital, conventional and in-line printing.

On September 8, 2006, the Company entered into an agreement to sell its fragrance business, which includes two presses and the Company’s fragrance lab and microencapsulation facility, all of which are located in one of the Company’s Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the business.  The sale agreement was entered into as the result of a strategic decision on behalf of the Company to move away from this line of business and focus its resources on the growth of its other direct marketing product lines.

The Company sold the two divisions in its European segment in the fourth quarter of 2005 primarily because each had incurred operating losses in the previous two years and neither was deemed a fit within the Company’s overall strategy. The direct mail division of this segment was sold on October 3, 2005 and the premedia division of this segment was sold on December 14, 2005.

Cost management continues to be a major focus of the Company.  Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs.  Our 2006 restructuring activities are expected to yield savings of approximately $17 million in 2006 and annualized cost savings of approximately $28 million.

Liquidity continues to be a primary focus for the Company.  At September 30, 2006 the Company had approximately $78.6 million available to borrow under its revolving credit facility (the “Credit Facility”), its primary source of funds.  In May 2006, the Company amended the Credit Facility allowing for an increase in the maximum availability from $200 million to $220 million. The availability under the Credit Facility decreases in stages with the first step-down occurring on March 31, 2007, ultimately reaching $200 million by December 31, 2007. Under the Credit Facility, the Company is subject to a minimum EBITDA covenant requiring the Company to maintain EBITDA, as defined by the Credit Facility, of $160 million on a trailing twelve-month basis.  As of September 30, 2006, the Company was in compliance with all of its covenants, financial or otherwise.  While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum Compliance EBITDA required under the covenant.  Based upon the latest projections for the balance of 2006, we believe we will be in compliance in the upcoming year.

The Company continues to be highly leveraged.  However, as a result of the refinancing of the Company’s revolving credit facility and other refinancings over the last few years, no significant debt repayments are due until 2008 and beyond.  This has allowed the Company to restructure the business and focus on improving operations.

Capital expenditures in the first nine months of 2006 increased $11.8 million from the spending for the same period in 2005.  This increase in capital spending is due to the timing of expenditures.  Full year capital expenditures for 2006 are expected to be comparable to 2005 capital spending.

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

Discontinued Operations

On September 8, 2006, the Company entered into an agreement to sell its fragrance business, which includes two presses and the Company’s fragrance lab and microencapsulation facility, all of which are located in one of the Company’s Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the business.  The sale agreement was entered into as the result of a strategic decision on behalf of the Company to move away from this line of business and focus its resources on the growth of its other direct marketing product lines.  Included in the agreement to sell the fragrance business line was a transition services agreement (the “Transition Agreement”) under which the Company will provide services on a subcontracting basis to the purchaser of the fragrance business, utilizing certain assets of the business that was sold, for a specified period of time.

Due to the continuing involvement of the Company in the operations of the fragrance business under the Transition Agreement discussed above, the sale of the fragrance business cannot be accounted for as a divestiture for accounting purposes as of September 30, 2006.   Revenue from the fragrance business, which is reported under the Direct Mail segment, was $7.0 million and $11.4 million for the three months ended September 30, 2006 and 2005, respectively.   Fragrance revenue for the nine months ended September 30, 2006 and 2005 was $22.9 million and $31.2 million, respectively.  The income from the fragrance business was $0.3 million and $1.5 million for the three months ended September 30, 2006 and 2005, respectively.   The fragrance income for the nine months ended September 30, 2006 and 2005 was $1.2 million and $4.7 million, respectively.  The results of the fragrance business have been accounted for as discontinued operations and, as such, are included in Income (loss) from discontinued operations on the Condensed Consolidated Statements of Operations.   See Note 4 to our condensed consolidated financial statements for further discussion

In the third quarter of 2005, the Company decided to sell the two divisions in its European segment primarily because each had incurred operating losses in the past two years and neither was deemed a fit within the Company’s overall strategy. The direct mail division of this segment was sold on October 3, 2005 and the premedia division of this segment was sold on December 14, 2005.

The loss for the Europe segment was $26.8 million and $147.3 million for the three and nine months ended September 30, 2005, respectively, and is included in discontinued operations on the Company’s condensed consolidated financial statements.  Included in the Europe losses are $23.8 million and $136.2 million in impairment losses and write-downs of long-lived assets for the three and nine months ended September 30, 2005, respectively.  Revenue for Vertis Europe, which is also included in the loss from discontinued operations for the three and nine months ended September 30, 2005, was $23.8 million and $86.2 million, respectively.  Interest was not allocated to discontinued operations as the European business was divested on a debt-free basis.  Prior year financial statements have been restated to present the operations of Vertis Europe as a discontinued operation.  See Note 4 to our condensed consolidated financial statements for further discussion.

Restructuring

The Company began a restructuring program in the first quarter of 2006 (the “2006 Program”) to address the issue of industry-wide overcapacity and streamline operations to capitalize on operating efficiencies and improve productivity and consistency, thus reducing the Company’s overall cost base.  Under the 2006 program, restructuring actions approved by management through September 30, 2006 include reductions in work force of 528 employees and the closure of one advertising inserts production facility, one inserts sales office and two premedia production facilities.  All approved restructuring actions under the 2006 Program are complete as of September 30, 2006.  Costs associated with approved restructuring actions under the 2006 Program were $12.2 million, all of which were recorded in the first nine months of 2006.  The 2006 restructuring activities are expected to yield savings of approximately $17 million in 2006 and annualized cost savings of approximately $28 million.

In the quarter ended September 30, 2006, under the 2006 Program, the Advertising Inserts segment recorded $1.3 million in severance and related costs, the Direct Mail segment recorded $1.2 million in severance and related costs and Corporate and Other recorded $0.5 million in severance and related costs.

In the nine months ended September 30, 2006, under the 2006 Program, the Advertising Inserts segment recorded $3.5 million in severance and related costs associated with the elimination of 241 positions and $1.0 million in facility closing costs as well as a $1.0 million write-down of assets associated with the closure of a production facility.  The Direct Mail segment recorded $1.5 million in severance and related costs in 2006 associated with the elimination of 125 positions and $0.2 million of facilities costs related to allocated accretion expense.  Corporate and Other recorded $3.9 million in severance and related costs in 2006 associated with the elimination of 133 positions and $1.1 million in facility closure costs associated with the closure of two premedia production facilities.

Included in the 2006 nine-month segment restructuring expense amounts above are $0.7 million of aggregate severance costs and $0.6 million of aggregate facilities costs allocated to the segments based on percentages established by management.  The severance costs are related to the elimination of 29 shared services positions and the facilities costs represent accretion expense.

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

In the quarter ended September 30, 2005, under the 2005 Program, the Advertising Inserts segment recorded $0.6 million in severance and related costs and $0.3 million in facility closing costs, the Direct Mail segment recorded $0.1 million in severance and related costs and Corporate and Other recorded $0.5 million in severance and related costs and $0.2 million in facility closure costs.

In the nine months ended September 30, 2005, under the 2005 Program, the Advertising Inserts segment recorded $7.1 million in severance and related costs associated with the elimination of approximately 185 positions and $0.4 million in facility closing costs associated with the closure of an inserts warehouse and two inserts regional offices.  The Direct Mail segment recorded $2.0 million in severance and related costs in the first nine months of 2005 associated with the elimination of approximately 35 positions.  Corporate and Other recorded $4.3 million in severance and related costs in the first nine months of 2005 associated with the elimination of approximately 95 positions, $0.7 million in costs related to the amendment of an executive level employment agreement announced in 2004 and $2.1 million in facility closure costs associated with the closure of six premedia facilities offset by $0.2 million in gains from the sale of assets associated with the closure of a premedia facility.  Additionally, included in the 2005 Program are restructuring costs of $3.5 million for the nine months ended September 30, 2005, related to reductions in workforce of approximately 130 employees in the Company’s Europe segment.  These costs are included in the loss from discontinued operations for the nine months ended September 30, 2005 on the Company’s condensed consolidated statement of operations.

Included in the 2005 nine-month segment restructuring expense amounts above are $0.4 million of aggregate severance costs allocated to the segments based on percentages established by management.  The severance costs are related to the elimination of approximately 45 shared services and sales positions.

In connection with our restructuring actions discussed above, we recorded $12.2 million and $16.5 million of restructuring charges in the nine months ended September 30, 2006 and 2005, respectively.  We expect to pay $5.7 million of the accrued restructuring costs during the next year, and the remainder, $2.2 million, by 2011.  For more information about our restructuring charges, see Note 3 to our condensed consolidated financial statements.

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

Another factor affecting the comparability of results from year-to-year is the inclusion of $23.8 million and $112.4 million in impairment losses in the three and nine months ended September 30, 2005, respectively.  The Company recorded $23.8 million in the third quarter of 2005 to write-down the carrying value of the remaining long-lived assets of its Europe segment, which was sold in the fourth quarter of 2005, to their estimated values.  The Company recorded $111.2 million in the first half of 2005 to reduce the carrying value of goodwill in our Vertis Europe segment to its implied fair value in accordance with an impairment test conducted under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles” (“SFAS 142”).  Additionally, as a result of the conclusion of a Direct Mail contract within our Europe segment, long-lived assets with a carrying value of $1.2 million were deemed impaired and written off in the second quarter of 2005.  These impairment losses are included in Discontinued operations in our condensed consolidated statement of operations.  See Discontinued Operations above for further discussion.

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

Results Of Operations

The following table presents major components from our condensed consolidated statements of operations and condensed consolidated statements of cash flows:

					Percentage of Revenue		Percentage of Revenue
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
	(in thousands)		(in thousands)

Revenue	$352,228	$366,987	$1,051,570	$1,064,646	100.0%	100.0%	100.0%	100.0%
Costs of production	280,826	285,954	830,947	838,528	79.7%	77.9%	79.0%	78.8%
Selling, general and administrative	36,277	36,247	105,228	108,405	10.3%	9.9%	10.0%	10.2%
Restructuring charges	3,114	1,742	12,181	16,451	0.8%	0.5%	1.2%	1.5%
Depreciation and amortization of intangibles	15,055	16,148	43,078	47,460	4.4%	4.4%	4.1%	4.5%
Total operating costs	335,272	340,091	991,434	1,010,844	95.2%	92.7%	94.3%	95.0%
Operating income	$16,956	$26,896	$60,136	$53,802	4.8%	7.3%	5.7%	5.0%

Other data:

Cash flows provided by operating activities	$6,512	$9,682	$1,704	$2,208
Cash flows (used in) provided by investing activities	28,598	(7,825)	(15,811)	(27,134)
Cash flows provided by (used in) financing activities	(30,368)	(269)	21,184	31,089
EBITDA	29,994	41,203	97,456	95,555	8.5%	11.2%	9.3%	9.0%

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2006	2005	2006	2005

(Loss) income from continuing operations before cumulative effect of accounting change	$(18,398)	$786	$(44,212)	$(40,933)
Interest expense, net	33,502	32,457	98,614	96,693
Income tax benefit	(165)	(8,188)	(24)	(7,665)
Depreciation and amortization of intangibles	15,055	16,148	43,078	47,460
EBITDA	$29,994	$41,203	$97,456	$95,555

Results of Operations – Three and nine months ended September 30, 2006 compared to three and nine months ended September 30, 2005

Revenue

For the three months ended September 30, 2006, our consolidated revenue decreased $14.8 million, or 4.0%, from $367.0 million in 2005 to $352.2 million in 2006.   For the nine months September 30, 2006, our consolidated revenue decreased $13.0 million, or 1.2%, from $1,064.6 million in 2005 to $1,051.6 million in 2006.

At our Advertising Inserts segment, revenue decreased $3.9 million, or 1.5%, in the third quarter and $14.8 million, or 2.0%, in the first nine months of 2006 as compared to 2005.  The primary changes in Advertising Inserts revenue are as follows:

	Revenue
	Quarter Ended	Nine months ended
(in thousands)	September 30,	September 30,

2005	$256,350	$750,833

Increase (decrease):

Volume	(1,264)	(7,401)
Pricing (1)	(3,230)	(9,047)
Paper	635	1,662
Total revenue change	(3,859)	(14,786)
2006	$252,491	$736,047

(1)  Includes product, customer and equipment mix

At our Direct Mail segment, revenue decreased $2.9 million, or 3.9%, in the third quarter and increased $20.8 million, or 10.2%, in the first nine months of 2006 as compared to 2005.  The primary changes in Direct Mail revenue are as follows:

	Revenue
	Quarter Ended	Nine months ended
(in thousands)	September 30,	September 30,

2005	$74,374	$204,650

Increase (decrease):

Volume	(5,221)	5,606
Pricing (1)	18	11,288
Paper	(1,920)	794
Other (2)	4,237	3,157
Total revenue change	(2,886)	20,845
2006	$71,488	$225,495

(1)  Includes product, customer and equipment mix

(2)  Includes revenue for USA Direct which was acquired by the Company in May 2006 (See Note 6 to our condensed consolidated financial statements for further discussion), as well as the change in revenue in our fulfillment and other businesses.

Corporate and Other revenue decreased $8.0 million, or 20.7%, in the third quarter and $19.5 million, or 16.7%, in the first nine months of 2006 as compared to 2005.  Premedia accounted for $6.6 million and $17.7 million of the decline in revenue for the three and nine month periods, respectively.  Media and planning revenue remained relatively flat in the three month period, however, an increase in revenue of $1.4 million for the nine months ended September 30, 2006 offset a portion of the premedia decline.

Operating Expenses (Income)

For the three months ended September 30, 2006, our consolidated costs of production decreased $5.2 million, or 1.8%, from $286.0 million in 2005 to $280.8 million in 2006.  For the nine months ended September 30, 2006, our consolidated costs of production decreased $7.6 million, or 0.9%, from $838.5 million in 2005 to $830.9 million in 2006.  The decreases in costs of production for the third quarter are attributable to decreases in contract services, labor costs, repairs and maintenance, rent expense, utilities and paper.  Offsetting these decreased costs are increases in ink, other materials consumed and freight expense.  The decreases in costs of production for the nine-month period are attributable to decreases in labor costs, repairs and maintenance and rent expense.  Offsetting these decreased costs are increases in paper, contract services, operating supplies and utilities.  Included within these cost variances are $6.6 million and $8.9 million of USA Direct costs of production, which are included in the Company’s 2006 third quarter and nine month results, respectively.

Selling, general and administrative expenses remained flat for the quarter ended September 30, 2006, amounting to $36.2 million in 2005 and $36.3 million in 2006.  For the nine months ended September 30, 2006, our selling, general and administrative expenses decreased $3.2 million, or 3.0%, from $108.4 million in 2005 to $105.2 million in 2006.  The nine month decrease is due to a $1.5 million decrease in staffing costs, a $1.3 million decrease in telecommunications costs, a $1.0 million decrease in rent expense, a $1.0 million decrease in professional fees and a decrease in bad debt expense of $2.0 million.  Offsetting these decreases are a  $2.4 million increase in consulting fees and a $2.5 million increase associated with sales tax and property tax refunds recorded in 2005.  The remainder of the change is due to fluctuations in various miscellaneous selling and general and administrative expenses.

Restructuring charges for the three months ended September 30, 2006 were $3.1 million as compared to $1.7 million in the comparable 2005 period.  Restructuring costs for the first nine months of 2006 were $12.2 million compared to $16.5 million for the first nine months of 2005.  See the “Restructuring” section for a detailed discussion of restructuring charges.

Loss from continuing operations before cumulative effect of accounting change

Loss from continuing operations before cumulative effect of accounting change was $18.4 million for the quarter ended September 30, 2006, an increase in loss of $19.2 million compared to income of $0.8 million for the comparable 2005 period.  Loss from continuing operations before cumulative effect of accounting change was $44.2 million for the nine months ended September 30, 2006, an increase in loss of $3.3 million compared to a $40.9 million loss for the comparable 2005 period.  This decrease reflects the aforementioned changes in revenue and costs.  See also “Segment Performance” below.

Segment Performance

Set forth below is a discussion of the performance of our business segments based on EBITDA, which is the measure reported to our chief operating decision maker for the purpose of making decisions about allocating resources to the segment and assessing performance of the segment.  A tabular reconciliation of segment EBITDA to income (loss) from continuing operations before cumulative effect of accounting change, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information”, is contained in Note 9 to our condensed consolidated financial statements included elsewhere herein.

At the Advertising Inserts segment, EBITDA amounted to $26.3 million for the three months ended September 30, 2006, a decrease of $3.0 million, or 10.2%, compared to $29.3 million in the comparable 2005 period.  EBITDA for the first nine months of 2006 was $78.2 million, an increase of $2.0 million, or 2.6%, compared to $76.2 million in the first nine months of 2005.  The primary changes in EBITDA are as follows:

	EBITDA
	Quarter Ended	Nine months ended
(in thousands)	September 30,	September 30,

2005	$29,341	$76,157

Increase (decrease) in EBITDA:

Volume	(620)	(3,643)
Pricing (1)	(4,782)	(7,035)
Variable Costs, rate adjusted (2)	(296)	(1,675)
Fixed Costs (3)	2,536	8,132
Selling, general and administrative (4)	538	4,225
Restructuring charges	(381)	2,045
Total EBITDA change	(3,005)	2,049
2006	$26,336	$78,206

(1)  Includes product, customer and equipment mix

(2)  Primarily related to higher freight costs in both the quarter and nine months, a decline in utilities in the third quarter and higher utilities costs in the nine months ended September 30, 2006

(3)  Primarily related to decreased staffing costs and maintenance costs

(4)  Primarily related to decreased staffing costs

At the Direct Mail segment, EBITDA amounted to $5.1 million for the three months ended September 30, 2006, a decrease of $6.6 million, or 56.4%, compared to $11.7 million in the comparable 2005 period.  EBITDA for the first nine months of 2006 was $25.3 million, an increase of $2.3 million, or 10%, compared to $23.0 million in the first nine months of 2005.  The primary changes in EBITDA are as follows:

	EBITDA
	Quarter Ended	Nine months ended
(in thousands)	September 30,	September 30,

2005	$11,663	$22,950

Increase (decrease) in EBITDA:

Volume	(2,795)	3,952
Pricing (1)	(1,459)	483
Variable Costs, rate adjusted (2)	(1,363)	(2,296)
Fixed Costs (3)	387	(1,096)
Selling, general and administrative	423	884
Restructuring charges	(1,038)	409
Other (4)	(738)	(31)
Total EBITDA change	(6,583)	2,305
2006	$5,080	$25,255

(1)    Includes product, customer and equipment mix

(2)    Primarily related to materials, freight and staffing costs

(3)    Primarily related to decreased staffing and maintenance costs in the third quarter, offset by an increase in rent expense. Fixed costs increased through the nine months ended September 30, 2006, primarily due to increased staffing costs and rent expense.

(4)    Includes EBITDA for USA Direct which was acquired by the Company in May 2006 (See Note 6 to our condensed consolidated financial statements for further discussion), as well as the change in EBITDA for our fulfillment and other businesses.

Corporate and Other recorded an EBITDA loss of $1.4 million for the quarter ended September 30, 2006, a decrease of $1.6 million, or greater than 100%, compared to $0.2 million of EBITDA for the quarter ended September 30, 2005.  This change is primarily the result of the decline in Premedia revenue discussed above.  For the nine months ended September 30, 2006, Corporate and Other incurred an EBITDA loss of $6.0 million, an increase in loss of  $2.4 million, or 66.7%, compared to an EBITDA loss of $3.6 million in the first nine months of 2005.  This increase in loss is primarily attributable to a $4.9 million decrease in Premedia EBITDA, partially offset by a $1.5 million increase in Media EBITDA.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

We believe that the facilities in place, as well as our cash flows, will be sufficient to meet our operational needs (including capital expenditures and restructuring costs) for the next twelve months and beyond.  At September 30, 2006, we had approximately $78.6 million available to borrow under the Credit Facility.

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

The maximum availability is limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7 to the condensed consolidated financial statements); and 55% of eligible machinery, equipment and owned real estate.  The eligibility of such assets included in the calculation is set forth in the credit agreement.  At September 30, 2006, the Company’s borrowing base was calculated to be $232 million and the Company’s Compliance EBITDA, as defined in Note 11 to the condensed consolidated financial statements, is $180.2 million.

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
Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of September 30, 2006 and the periods in which payments are due:

Contractual Obligations		Less than			After
(In thousands)	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$1,107,186	$19	$820,045	$287,122
Interest payments (1)	315,040	111,810	195,856	7,374
Operating leases	99,863	25,758	34,681	23,778	$15,646
Restructuring payments (2)	3,733	3,506	227
Pension payments (3)	24,671	4,154	5,139	4,991	10,387
Total contractual cash obligations	$1,550,493	$145,247	$1,055,948	$323,265	$26,033

(1)          Interest payments relate only to the interest on the Company’s debt for which the interest rate is fixed.  The amount excludes interest owed under the Credit Facility, for which the interest rate fluctuates.  For further discussion, see Note 11 to the condensed consolidated financial statements included in this report.  The balance of the Credit Facility at September 30, 2006 was $125.0 million and the weighted-average interest rate was 8.08%.

(2)          Restructuring payments exclude lease payments associated with facilities exited under a restructuring plan as these costs are included in the Operating lease amounts above.

(3)          Pension amounts represent the estimated future benefit payments and contributions related to the Company’s defined benefit plans.

The Company has contracts covering the purchases of ink and press supplies, (i.e. plates, blankets, solutions).  These contracts, which range from 1 to 3 years in length, include target minimum quantities and prices.  All of these agreements allow for shortfalls of purchase minimums to be made up over the life of the contract.  In addition, each of the agreements allows for the reduction in obligations for a decline in our volume , and all have competitive pricing clauses, whereby suppliers’ prices must remain competitive in the market or the purchase minimums can be adjusted.  Because of these variable factors, the amounts are not included in the table above.

Debt Financing

The Credit Facility, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary covenants.  In addition, the Credit Facility includes a minimum EBITDA covenant requiring us to maintain Compliance EBITDA of $160 million on a trailing twelve-month basis.  At September 30, 2006, our trailing twelve-month Compliance EBITDA as calculated under the Credit Facility agreement is $180.2 million.  If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility.  At September 30, 2006, we were in compliance with our debt covenants.

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

Under the A/R Facility, as well as the 2002 Facility previously in place, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary.  However, we maintain an interest in the receivables and have been contracted to service the accounts receivable.  We received cash proceeds for servicing of $0.9 million and $2.3 million in the nine months ended September 30, 2006 and 2005, respectively.  These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections.  Additional deductions may be made if we fail to maintain a consolidated Compliance EBITDA (as defined in Note 11) of at least $180 million for any rolling four fiscal quarter period.  In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience and a minimum EBITDA requirement of $160 million.  There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility.  As of September 30, 2006, we are in compliance with all targets and covenants under the A/R Facility.

At September 30, 2006 and December 31, 2005, accounts receivable of $110.7 and $130.0 million had been sold under the A/R Facility, respectively, and as such are reflected as reductions of accounts receivable.  At September 30, 2006 and December 31, 2005, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $52.9 million and $71.8 million, respectively.  These amounts are included in Accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value.  The proceeds from collections reinvested in securitizations amounted to $1,237.0 million and $1,161.8 million in the first nine months of 2006 and 2005, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points under the A/R Facility and 90 basis points under the 2002 Facility.  With respect to the A/R Facility, we also pay an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances.  The loss on sale, which approximated the fees, totaled $1.6 million and $1.3 million in the third quarter of 2006 and 2005, respectively.  For the nine months ended September 30, 2006 and 2005, the loss on sale totaled $4.7 million and $3.5 million, respectively.  These amounts are included in the “Other, net” caption on the Company’s Condensed Consolidated Statement of Operations.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

Our current liabilities exceeded current assets by $64.1 million at September 30, 2006 and by $74.1 million at December 31, 2005.  This represents an increase in working capital of $10.0 million for the nine months ended September 30, 2006.  The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility.  We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility.  After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables.  Therefore, if we add back $110.7 million and $130.0 million of accounts receivable sold under the A/R Facility as of September 30, 2006 and December 31, 2005, respectively, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at September 30, 2006 and December 31, 2005 would have been $46.6 million and $55.9 million, respectively.  The ratio of current assets to current liabilities as of September 30, 2006 was 0.79 to 1 (1.15 to 1, excluding the impact of the A/R Facility) compared to 0.76 to 1 as of December 31, 2005 (1.18 to 1, excluding the impact of the A/R Facility).

In the first nine months of 2006, cash used for working capital, adjusted for acquisitions and divestitures, was $47.1 million.  This was $21.1 million higher than the cash used in the first nine months of 2005.  This use of cash for working capital in the first nine months is typical of the Company’s seasonality.  The 2006 increase was primarily driven by increases in working capital at the Company’s Media division to more normal operating levels, as opposed to an unusual low-point at December 31, 2005.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by continuing operating activities increased $1.6 million when comparing the nine months ended September 30, 2006 to the comparable 2005 period.  This increase is primarily the result of changes in the timing of the settlement of payables and collection of receivables.

Cash Flows from Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2006 decreased by $11.3 million from the 2005 level, primarily due to the divestiture of our fragrance business for which we received proceeds of $39.4 million as of September 30, 2006.  These proceeds are partially offset by a cash outflow of $21.0 million related to the acquisition of USA Direct in May 2006.  Additionally, capital spending increased by $11.8 million related to the timing of capital expenditures.  However, we expect full-year capital expenditures to be comparable to 2005.  Offsetting these amounts is a $3.4 million decrease related to the acquisition of Elite Mailing and Fulfillment Services, Inc. in 2005. See Note 4 and Note 6 to the condensed consolidated financial statements for further discussion of the Company’s divestiture and acquisition activities.

Cash Flows from Financing Activities

Net cash related to financing activities decreased $9.9 million in the first nine months of 2006.  The change in financing cash flows relates in part to funding fluctuations under our revolving credit facility which reflect the relative levels of cash provided by operating activities, capital expenditures, acquisition activity and divestiture activity in each respective period.  Additionally, the change reflects the fluctuation in the amount of outstanding checks drawn on controlled disbursement accounts which is primarily attributable to timing differences.

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

Quantitative Information

At September 30, 2006, 11.2% of our long-term debt held a variable interest rate (19.3% if we include off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are also variable).

If interest rates increased 10%, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended September 30, 2006 by approximately $1.9 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all other factors constant.  The sensitivity analysis is limited in that it is based on balances outstanding at September 30, 2006 and does not provide for changes in borrowings that may occur in the future.

Item 4.  CONTROLS AND PROCEDURES

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2006.  No significant changes were made in our internal controls over financial reporting during the first nine months of 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6.  EXHIBITS

Exhibit 10.1    Limited Consent and Amendment No. 5 to Credit Agreement, dated as of September 5, 2006 by and among Vertis, as Borrower, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders and the other Lenders

Exhibit 10.2    First Amendment to Receivables Funding and Administration Agreement dated as of September 5, 2006 by and among Vertis Receivables II, LLC, as Borrower, the Financial Institutions Signatory Hereto From Time to Time, as Lenders, and General Electric Capital Corporation, as a Lender, as Swing Line Lender and as Administrative Agent

Exhibit 31.1    Certification of Dean D. Durbin, President and Chief Executive Officer, dated November 9, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2    Certification of Stephen E. Tremblay, Chief Financial Officer, dated November 9, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1    Certification of the Dean D. Durbin, President and Chief Executive Officer, dated November 9, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2    Certification of Stephen E. Tremblay, Chief Financial Officer, dated November 9, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.

/s/ Dean D. Durbin

Dean D. Durbin
President and Chief Executive Officer

/s/ Stephen E. Tremblay

Stephen E. Tremblay
Chief Financial Officer
Date: November 9, 2006

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1

Limited Consent and Amendment No. 5 to Credit Agreement, dated as of September 5, 2006 by and among Vertis, as Borrower, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders and the other Lenders

10.2

First Amendment to Receivables Funding and Administration Agreement dated as of September 5, 2006 by and among Vertis Receivables II, LLC, as Borrower, the Financial Institutions Signatory Hereto From Time to Time, as Lenders, and General Electric Capital Corporation, as a Lender, as Swing Line Lender and as Administrative Agent

31.1	Certification of Dean D. Durbin, President and Chief Executive Officer, dated November 9, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated November 9, 2006, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Dean D. Durbin, President and Chief Executive Officer, November 9, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated November 9, 2006, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.