Form 10-K
period 2006-12-31
VERTIS INC
filed 2007-04-02
CIK 1178717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXHANGE ACT OF 1934

For the year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 333-97721

VERTIS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3768322
(State or other jurisdiction of	(I.R.S. Employer Identification)
incorporation or organization)
250 West Pratt Street, Baltimore, MD	21201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (410) 528-9800

Securities registered pursuant to Section 12 (b) of the Act:   None

Securities registered pursuant of Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   Yes ☒   No ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐   No ☒

The number of shares outstanding of Registrant’s common stock as of April 2, 2007 was 1,000 shares.

Documents Incorporated By Reference:   None

VERTIS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

CAUTIONARY STATEMENTS

We have included in this Annual Report on Form 10-K, and from time to time our management may make, statements which may constitute “forward-looking statements”. You may find discussions containing such forward-looking statements in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as within this Annual Report generally. In addition, when used in this Annual Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “projects,” “intends” and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under “Risk Factors,” as well as:

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

PART I

ITEM 1                   BUSINESS

Overview

Vertis, Inc. is a marketing partner to a wide array of clients, including many of today’s Fortune 500 companies. We offer world-class consulting, creative, research, direct mail, media, technology and printing services. For over three decades, we have worked with clients to turn complex marketing ideas into realities. Our marketing and printing heritage affords us the greatest experience in managing large, complicated, time-sensitive assignments. Our clients include approximately 2,000 grocery stores, drug stores and other retail chains, general merchandise producers and manufacturers, financial and insurance service providers, newspapers, and advertising agencies.

We offer an extensive list of solutions across a broad spectrum of media designed to enable our clients to reach target customers with the most effective message. Customers may employ these services individually or on a combined basis to create an integrated end-to-end targeted marketing solution. We believe that the breadth of our client base limits our reliance on any individual customer. Our top ten customers in 2006 accounted for 33.0% of our revenue, and no customer accounted for more than 8.3% of our revenue. We have longstanding relationships with our customers as evidenced by the average length of our relationships with our ten largest customers, which is over 17 years.

Vertis, Inc. is a Delaware corporation incorporated in 1993. In 2006, Vertis had approximately $1.5 billion of revenue and 5,800 employees in North America. Our principal executive offices are located at 250 West Pratt Street, Baltimore, Maryland 21201. Our Internet address is www.vertisinc.com. Although we are not subject to the information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we file annual, quarterly and special reports and other information with the Securities and Exchange Commission, or SEC, pursuant to certain contractual obligations. Our filings are available to the public at the SEC’s website at www.sec.gov and also at our website, under “investor relations”, at the specified address shown above. You may read and copy any documents we file with the SEC at its public reference facility in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities.

In this Annual Report, when we use the terms “Vertis,” “we,” “our,” and the “Company,” we mean Vertis, Inc. and its consolidated subsidiaries. The words “Vertis Holdings” refer to Vertis Holdings, Inc., the parent company of Vertis and its sole stockholder.

Business Segments

We operate through two reportable business segments based on the way management views and manages the Company. These business segments are Advertising Inserts and Direct Mail.  Advertising Inserts provides a full product line of printed targeted advertising products inserted primarily into newspapers. Direct Mail provides personalized direct mail products and various targeted direct marketing services. In addition, we also provide premedia and related services (“Premedia”) as well as media planning and placement services (“Media Services”). These services are included in “Corporate and Other” for discussion within this Annual Report, together with corporate costs incurred by the Company.

Financial and other information relating to our business segments for each of 2006, 2005 and 2004 can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 21, “Segment Information”, to our consolidated financial statements included in this Annual Report.

Advertising Inserts

General.   Advertising Inserts provides a full array of targeted advertising insert products and services. Our products and services include:

•       Targetable advertising insert programs for retailers and manufacturers

•       Newspaper products (TV magazines, Sunday magazines, color comics and special supplements)

•       Consumer research

•       Creative services including page layout and design

We are a leading provider of advertising inserts and the largest single producer of newspaper TV listing guides and Sunday comics in the United States. In 2006, we produced more than 33 billion advertising inserts. Advertising inserts are typically produced in color on better quality paper than the reproductions that appear in run-of-press newspaper advertisements. In addition, advertising inserts allow marketers to vary layout, artwork, design, trim size, paper type, color and format. Versions may be targeted by newspaper zones and by specific customer demographics. We provide 72 of the top 100 Sunday newspapers in the United States with circulation-building newspaper products and services through production of comics, TV listing guides, Sunday supplements and special sections. In 2006, we produced approximately 1.4 billion Sunday comics, and approximately 524 million TV listing guides.

Revenue and Customers.   Total Advertising Insert revenue for 2006 accounted for 70.2% of Vertis’ total 2006 revenue. Advertising Inserts employs approximately 37 sales representatives devoted to this segment’s specific products and services.  Our customers include grocery stores, drug stores, other retailers, newspapers, and consumer goods manufacturers. Our advertising insert products are distributed in national newspapers and, depending on their target audience, through various forms of mail distribution and in-store circulation. Advertising Insert’s ten largest customers accounted for approximately 45.5% of the segment’s 2006 revenue. We have established and maintained long-standing customer relationships with our major customers.

Direct Mail

General.   Direct Mail provides a full array of targeted direct marketing products and services. Our products and services include:

•       Highly customized one-to-one marketing programs

•       Automated digital fulfillment services

•       Direct mail production with varying levels of personalization

•       Data design, collection and management to identify target audiences

•       Mailing management services

•       Effectiveness measurement

•       Response management, warehousing and fulfillment services

We are one of the largest providers of highly customized direct mail, one-to-one marketing programs, mailing management services, automated digital fulfillment and specialty advertising products in the United States. We derive the majority of our revenues from the design, production, and execution of personalized advertising mailings rather than traditional, broadbase direct mailings. Personalized direct mail enables consumer goods retailers and other marketers to communicate with their customers on an individual-by-individual basis, an approach that provides higher response rates than broad, non-personalized mailings.

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

Revenue and Customers.   Total Direct Mail revenue for 2006 accounted for 22.5% of Vertis’ total 2006 revenue. Direct Mail employs approximately 60 sales representatives devoted to this segment’s specific products and services.   Our customers include consumer goods manufacturers, financial institutions, Internet advertisers, not-for-profit organizations, retailers and government agencies.  While a majority of our sales are made directly to clients, we also sell our products and services through agencies and brokers. Direct Mail’s ten largest customers accounted for approximately 38.5% of the segment’s 2006 revenue. We have established and maintained long-standing customer relationships with our major customers.

Corporate and Other

General.   Corporate and Other consists of a broad range of Premedia, Media Services and other technologies to assist clients with their advertising campaigns, including:

•       Digital content management

•       Graphic design and animation

•       Digital photography, compositing and retouching

•       In-store displays, billboards and building wraps

•       Consulting services

•       Newspaper advertising development

•       Media planning and placement and software solutions

We are a leading provider of digital media production and content management solutions to retailers, consumer and commercial products companies and advertising agencies. Our services and technologies enable clients to more efficiently create, produce and manage traditional print and advertising content. More importantly, these services and technologies also enable clients to benefit from the influences of newer digital advertising media such as CD-ROM and the Internet. Our integrated offering enables advertisers to maintain consistency of appearance of their products and brand names throughout various media forms. Additionally, included in the Corporate and Other is our Media Services division designed to support our targeted capabilities and marketing efforts. Corporate and Other has approximately 43 sales representatives devoted to this segment’s specific products and services. Additionally, Corporate and Other includes corporate costs incurred by the Company.

Seasonality of Business

A large portion of our revenue is generally seasonal in nature, resulting in higher fourth quarter revenue than in the three preceding quarters. This seasonal impact on revenue has been somewhat mitigated over recent years due to our efforts to expand our product lines, as well as expand the market for our advertising inserts to year-round customers. Our profitability, however, continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at higher capacity during the fourth quarter holiday production season.

Raw Materials

In 2006, we spent approximately $587 million on raw materials. The primary raw materials required in our operations are paper and ink. We also use other raw materials, such as film, chemicals, computer supplies and proofing materials. We believe that there are adequate sources of supply for our primary raw materials and that our relationships with our suppliers yield improved quality, pricing and overall service to our customers; however, there can be no assurance that we will not be adversely affected by a tight market for our primary raw materials.

Our results of operations are impacted by the cost of paper and our ability to pass along to our customers any increases in these costs and remain competitive when there are decreases. In recent years, the number of suppliers of paper has declined, and we have formed stronger commercial relationships with selected suppliers, allowing us to achieve more assured sourcing of high quality paper that meets our specifications.

In 2006, we renegotiated all contracts that had previously subjected us to target minimum quantities, which were mainly contracts covering the purchase of ink and press supplies (i.e. plates, blankets, solutions). Under the new contracts, there are no minimum purchase amounts required. As of December 31, 2006, we do not have any contracts requiring us to purchase any specified minimum quantities.

Competition

The principal methods of competition in our businesses are pricing, quality, flexibility, customer targeting capabilities, breadth of service, timeliness of delivery, customer service and other value-added services. Pricing depends in large part on the price of paper, which is our major raw material (see “Raw Materials” above). Pricing is also influenced by product type, shipping costs, operating efficiencies and the ability to control costs. We believe that the introduction of new technologies, continued excess capacity in this industry, consolidation in our customers’ markets, and softness in traditional brand advertising spending, combined with the cost pressures facing customers resulting from other factors, including the cost of paper, have resulted in margin pressures and increased competition in our core businesses. We expect this trend to continue for the near term.

Our major competitors in North America include R.R. Donnelley & Sons Company, Quebecor World, Inc. and American Color Graphics. In addition, we compete with other marketing service providers such as Valassis Communications, Inc., Harte-Hankes, Inc., Acxiom Corporation, Experian, Inc., Applied Graphics Technologies, Inc. and Schawk, Inc. We also compete for advertising dollars with television, radio, Internet and other forms of electronic media.

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

Employees

As of December 31, 2006, we had approximately 5,800 employees. Most of the hourly employees at our North Brunswick and Newark, New Jersey facilities (approximately 147 employees) are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial, and Service Workers International Union. We believe we have satisfactory employee and labor relations.

ITEM 1A           RISK FACTORS

Our highly leveraged status may impair our financial condition and we may incur additional debt.

As of December 31, 2006, our total consolidated debt was $1.1 billion. Our substantial debt could have important consequences for our financial condition, including:

•       making it more difficult for us to satisfy our obligations under the outstanding indebtedness;

•       making it more difficult to refinance our obligations as they come due;

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

•       limiting our ability to purchase paper and other raw materials under satisfactory credit terms thereby limiting our sources of supply and/or increasing cash required to fund operations;

•       limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•       placing us at a competitive disadvantage to other less-leveraged competitors.

The indentures governing our debt instruments, subject to specified limitations, permit us and our subsidiaries to incur additional debt. In addition, as of December 31, 2006, our senior credit facility would permit us to borrow up to an additional $90.8 million.  If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify. In March 2007, we amended the senior credit facility to provide that the maximum availability under the credit facility would increase to $250 million from $220 million at December 31, 2006. Under the amended credit facility, up to $200 million consists of a revolving credit facility and the remaining $50 million represents a term loan. See Note 11 “Long-Term Debt” to our consolidated financial statements included elsewhere in this Annual Report and “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information.

Servicing our debt, including the refinancing of our existing debt, will require a significant amount of cash, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.

Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive and other factors that are beyond our control. Based on the current and anticipated level of operations, we believe that our cash flows from operations, together with amounts available under our senior credit facility and our accounts receivable securitization facility, are adequate to meet our anticipated requirements for working capital, capital expenditures, interest payments and scheduled principal payments for the next twelve months. See “Contractual Obligations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, included elsewhere in this Annual Report, for a summary of our contractual obligations over the next five years. We cannot assure you, however, that our business will continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flows from operations in the future to service our debt, we may have to refinance all or a portion of our existing debt or obtain additional financing. We cannot assure you that any refinancing of this kind would be possible or that any additional financing could be obtained. Most of our existing long-term debt matures during 2009 and we cannot assure you that any required replacement debt will be obtained. The inability to obtain additional financing could materially impact our ability to meet our future debt service, capital expenditure and working capital requirements.

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

•       effect a consolidation or merger or sell, transfer, lease or otherwise dispose of all or substantially all of our assets; and

•       create liens on our assets.

In addition, our senior credit facility requires us to maintain a minimum Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) amount, as calculated per the credit agreement. Also, as is customary in asset-based agreements, there is a provision for the credit facility agent (the “Agent”), in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The Agent’s right to alter existing reserves requires written consent from the borrowers when our minimum EBITDA, as calculated per the credit agreement, is in excess of $180 million on a quarterly trailing twelve-month basis. The Agent is not required to obtain written consent when our minimum EBITDA on a quarterly trailing twelve-month basis is less than $180 million. Our trailing twelve-month EBITDA as calculated under the credit agreement was $169.4 million at December 31, 2006. There were no reserves established by the Agent against our availability in 2006. For more information about the restrictions and requirements under our senior credit facility, see Note 11 “Long-Term Debt” to our consolidated financial statements included elsewhere in this Annual Report and “Liquidity and Capital Resources” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The advertising and marketing services industry is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality and servicing the specialized needs of customers. Moreover, rapid changes in information technology may result in more intense competition, as existing and new entrants seek to take advantage of new products, services and technologies that could render our products, services and technologies less competitive or, in some instances, even obsolete. See  “Competition” in the “Business” section. Technological advances in digital transmission of data and advertising creation have resulted in the in-house production of advertising content by certain end-users which has had a negative impact on our profitability. In addition, our industry has experienced competitive pricing pressure due to industry over-capacity which affects the margin on our advertising insert and direct mail products. The competitive pricing pressures have resulted in a decline in our margins. In addition, changes in product and equipment mix can have an impact on margins.

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

We cannot assure you that the demand for our services will continue at current levels. Our clients’ demands for our services may change based on their needs and financial condition. In addition, when economic downturns affect particular clients or industry groups, demand for advertising and marketing services provided to these clients or industry groups is often adversely affected. For example, a substantial portion of our revenue is generated from customers in various sectors of the retail industry. There can be no assurance that economic conditions or the level of demand for our services will improve or that they will not deteriorate. If there is a period of economic downturn or stagnation, our results of operations may be adversely affected.

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

Increases or decreases in demand for paper have led to corresponding pricing changes and, in periods of high demand, to limitations on the availability of certain grades of paper, including grades used by us. A loss of the sources of paper supply or a disruption in those sources’ business or failure by them to meet our product needs on a timely basis could cause temporary shortages in needed materials which could have a negative effect on our revenue and profitability.

Regulations and government actions on direct marketing may affect us.

Federal and state legislatures have passed a variety of laws in recent years relating to direct marketing and related areas. This and similar future legislation, as well as other government actions, could negatively affect direct marketing activities by imposing restrictions on telemarketing and on advertising in certain industries such as tobacco and sweepstakes, increasing the postal rate and tightening privacy regulations. Therefore, this might have a substantial impact on our direct mail services, which represent approximately 23% of our consolidated revenues for the twelve months ended December 31, 2006, as we and our customers adjust our behaviors in response to such legislation and government actions.

We rely on key management personnel.

Our success will depend, in part, on the efforts of our executive officers and other key employees, including Mr. Michael DuBose. Mr. DuBose was appointed chairman and chief executive officer of the Company in November 2006. Mr. DuBose has a significant number of years experience as a chief executive officer as well as other executive positions. We believe Mr. DuBose provides us with the leadership skills and prior experience that will greatly benefit Vertis, our customers and employees. The market for qualified personnel is competitive and our future success will depend upon, among other factors, our ability to attract and retain key personnel. The loss of the services of any of our key management personnel or the failure to attract and retain employees could have a material adverse effect on our results of operations and financial condition due to disruptions in leadership and continuity of our business relationships.

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

ITEM 1B          UNRESOLVED STAFF COMMENTS

None.

ITEM 2                   PROPERTIES

Executive Offices

Our principal executive offices are located at 250 West Pratt Street, Baltimore, Maryland, and comprise approximately 52,004 square feet of leased space, pursuant to a lease agreement expiring on August 31, 2014.

Production Facilities

As of December 31, 2006, we owned 12 and leased 26 production facilities, with an aggregate area of approximately 3,700,000 square feet. The leased production facilities have lease terms expiring at various times from 2007 to 2016. We believe that our facilities are suitable and adequate for our business. We continually evaluate our facilities to ensure they are consistent with our operational needs and business strategy. A summary of production facilities is set forth in the table below:

Locations	Square Footage	Lease Term Expiration
Advertising Inserts Locations
Atlanta, GA(1)	94,700	Fee Ownership
Charlotte, NC	105,700	April 30, 2013
City of Industry, CA	103,000	September 30, 2011
Columbus, OH	141,185	December 31, 2014
Irving, TX	91,649	October 31, 2012
East Longmeadow, MA	159,241	February 2, 2016
Elk Grove Village, IL	80,665	August 31, 2007
Greenville, MI	130,000	Fee Ownership
Lenexa, KS	89,403	Fee Ownership
Manassas, VA	108,120	May 31, 2014
Niles, MI(2)	90,000	Fee Ownership
Pomona, CA	144,542	May 31, 2011
Portland, OR	125,250	November 30, 2007
Riverside, CA	83,520	Fee Ownership
Sacramento, CA	57,483	Fee Ownership
Salt Lake City, UT	103,600	June 14, 2009
San Antonio, TX	67,900	Fee Ownership
San Leandro, CA	143,852	November 30, 2014
Saugerties, NY	209,000	Fee Ownership
Tampa, FL	72,418	December 31, 2008
Direct Mail Locations
Bristol, PA	123,000	Fee Ownership
Chalfont, PA	320,000	Fee Ownership
Chicago, IL	38,302	July 31, 2009
Irvine, CA	28,000	September 30, 2009
Monroe Township, NJ	57,987	June 30, 2012
Newark, NJ	48,692	December 31, 2007
Newark, NJ	23,000	Fee Ownership
North Brunswick, NJ	281,232	Fee Ownership
York, PA	203,133	December 31, 2012

Other Locations
Chicago, IL(3)	52,024	May 31, 2011
Earth City, MO	23,023	June 30, 2012
Greenville, SC	1,400	February 28, 2008
Greensboro, NC(4)	85,830	April 30, 2007
Harrison, NJ	21,957	May 31, 2010
Irving, TX	91,649	October 31, 2012
North Haven, CT	31,600	December 27, 2007
Richmond, VA	4,600	March 31, 2009
San Antonio, TX	26,227	April 30, 2011

(1)          Comprised of two adjacent facilities.

(2)          Idle.

(3)          27,552 square feet are subleased to another party with the remaining square footage idle.

(4)          Subleased to another party.

Sales Offices and Other Facilities

We maintain a large number of facilities for use as sales offices and other administrative purposes. All but one of the sales offices and other facilities are leased, with lease terms expiring at various times from 2007 to 2016.

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

ITEM 4                   SUBMISSION OF VOTE TO SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Vertis is a wholly-owned subsidiary of Vertis Holdings. There is no established public trading market for Vertis Holdings’ common stock. During 2005, we paid dividends to Vertis Holdings of approximately $4,000 for normal operating expenses. We did not make any dividend payments in 2006. We do not intend to pay any dividends except for those necessary for the normal operating expenses of Vertis Holdings, but reserve the right to do so. Our debt instruments contain certain customary covenants imposing limitations on the payment of dividends or other distributions.

ITEM 6                   SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for Vertis and its subsidiaries as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The historical data for the three-year period ended December 31, 2006 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The historical data for the two-year period ended December 31, 2003 has been derived from our audited consolidated financial statements not included herein. We sold our fragrance business in 2006 and our subsidiaries in Europe (the “European Subsidiaries”) in 2005. The table below presents the operating results of our fragrance business and European Subsidiaries as discontinued operations for all applicable periods.

EBITDA is included in this Annual Report as it is the primary measure we use to evaluate our performance. EBITDA, as we use it for this purpose, represents income (loss) from continuing operations before cumulative effect of accounting change, plus:

•       Interest expense (net of interest income),

•       Income tax expense (benefit), and

•       Depreciation and amortization of intangibles.

We present EBITDA here to provide additional information regarding our performance and because it is the measure by which we gauge the profitability and assess the performance of our segments. EBITDA is not a measure of financial performance in accordance with accounting principles generally accepted in the United States of America (“GAAP”). You should not consider it an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. A full quantitative reconciliation of EBITDA to income (loss) from continuing operations before cumulative effect of accounting change, is set forth in Note 13 to the following table.

You should read the following selected historical consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the related historical consolidated financial statements and notes included elsewhere in this Annual Report.

Year ended December 31,
2006	2005	2004	2003	2002
(in thousands)
Operating data:
Revenue	$1,468,661	$1,470,088	$1,474,359	$1,410,306	$1,497,397
Operating income	90,564	(1)	100,163	(2)	109,518	(3)	79,730	(4)	115,791	(5)
Interest expense, net(6)	131,023	128,821	132,809	136,557	134,374
Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change	(47,796)	(36,311)	(70,976)	(51,068)	(23,446)
Loss from continuing operations before cumulative effect of accounting change	(47,795)	(28,241)	(4,923)	(99,502)	(21,410)
Gain (loss) from discontinued operations, net(7)	21,600	(8)	(143,389	)(9)	(6,210)	3,577	(12,136	)(10)
Cumulative effect of accounting change, net	(1,600	)(11)	—	—	(86,600	)(10)
Net loss	(26,195)	(173,230)	(11,133)	(95,925)	(120,146)
Balance sheet data (at year end):
Working capital(12)	$(40,527)	$(74,064)	$(72,738)	$(60,857)	$(19,911)
Net property, plant and equipment	330,039	336,248	358,872	380,503	422,371
Total assets(12)	844,686	872,639	1,049,795	1,147,498	1,134,998
Long-term debt (including current portion)	1,096,041	1,049,059	1,024,035	1,051,917	1,092,972
Accumulated deficit	(953,090)	(926,895)	(753,661)	(742,512)	(646,579)
Other stockholder’s equity	403,007	401,017	405,101	400,314	396,587
Total stockholder’s deficit	(550,083)	(525,878)	(348,560)	(342,198)	(249,992)
Other data:
Capital expenditures	$48,985	$42,197	$45,636	$40,195	$39,638
Cash flows provided by operating activities	11,690	5,693	47,545	89,046	96,719
Cash flows used in investing activities	(28,146)	(43,765)	(18,992)	(40,903)	(41,412)
Cash flows provided by (used in) financing activities	20,307	39,332	(29,608)	(53,176)	(68,736)
EBITDA(13)	142,015	155,339	127,263	158,222	190,334
Dividends to parent	—	4	15	—	—
Ratio of earnings to fixed charges	—	(14)	—	(14)	—	(14)	—	(14)	—	(14)

          (1) Includes $16.0 million of restructuring expenses.

          (2) Includes $17.1 million of restructuring expenses.

          (3) Includes $4.5 million of restructuring expenses.

          (4) Includes $14.6 million of restructuring expenses.

          (5) Includes $16.6 million of restructuring expenses.

          (6) Interest expense, net includes interest expense, amortization of deferred financing fees, interest income and the write-off of deferred financing fees.

          (7) In 2006 and 2005, we sold our fragrance business and our Europe Subsidiaries, respectively, both of which are accounted for as discontinued operations in all periods presented.

          (8) Includes $1.1 million of income from our fragrance business, which was sold in 2006, and a $21.4 million gain on the sale of the fragrance business offset by $1.0 million in additional expenses recorded in 2006 related to the sale of our European Subsidiaries.

          (9) Includes $136.2 million in asset impairment charges, $111.2 million of which resulted from the write-off of the goodwill of our Europe segment and  $25.0 million of Europe long-lived assets written off; a $1.6 million loss on sale of our European Subsidiaries based on net proceeds of $2.4 million; and an $11.0 million loss from the operations of our European Subsidiaries in 2005 offset by $5.4 million of income from the operations of our fragrance business.

    (10) Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 (“SFAS 142”). Under this statement, goodwill and intangible assets with indefinite lives are no longer amortized. Under the transitional provisions of SFAS 142, our goodwill was tested for impairment as of January 1, 2002. Each of our reporting units fair value was determined based on a valuation study using the discounted cash flow method and the guideline company method. As a result of our impairment test completed in the third quarter of 2002, we recorded an impairment loss of $86.6 million to reduce the carrying value of goodwill to its implied fair value. This amount was reflected as a cumulative effect of accounting change. Additionally, a $21.8 million impairment loss was recorded by our European Subsidiaries and is included in the loss from discontinued operations. Impairment in both cases was due to a combination of factors including operating performance and acquisition price.

    (11) Effective December 31, 2005, we adopted FIN 47 “Accounting for Conditional Asset Retirement Obligations”. FIN 47 requires that companies recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Upon adoption of FIN 47, we estimated and accrued for the cost to retire our leasehold improvements based on the present value of these costs. As a result of the adoption, we recorded a cumulative effect of accounting change of $1.6 million for the year ended December 31, 2005.

    (12) We are a party to an agreement to sell certain trade accounts receivable of certain of our subsidiaries (see Note 7 to our consolidated financial statements for a more detailed discussion). The agreement allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. We sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary, however, we maintain an interest in the receivables and are still responsible for the servicing and collection of those accounts receivable. The amount sold under these facilities, net of retained interest, was $130.0 million at December 31, 2006, 2005 and 2004, $122.5 million at December 31, 2003, and $125.9 million at December 31, 2002. These amounts are reflected as reductions of Accounts receivable, net on our consolidated balance sheet included elsewhere in this Annual Report.

    (13) A full quantitative reconciliation of EBITDA to income (loss) from continuing operations before cumulative effect of accounting change, is provided as follows:

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Loss from continuing operations before cumulative effect of accounting change	$(47,795)	$(28,241)	$(4,923)	$(99,502)	$(21,410)
Interest expense, net	131,023	128,821	132,809	136,557	134,374
Income tax (benefit) expense	(1)	(8,070)	(66,053)	48,436	(2,036)
Depreciation and amortization of intangibles	58,788	62,829	65,430	72,731	79,406
EBITDA	$142,015	$155,339	$127,263	$158,222	$190,334

    (14) Earnings were inadequate to cover fixed charges by $48.3 million, $36.5 million, $71.0 million, $51.3 million and $23.5 million for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, respectively. See Exhibit 12.1 to this Annual Report for this computation. Net loss for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, includes $58.8 million, $62.8 million, $65.4 million, $72.7 million and $79.4 million, respectively, of non-cash depreciation and amortization expense.

ITEM 7                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section provides a review of the financial condition and results of operations of Vertis during the three years ended December 31, 2006. The analysis is based on the consolidated financial statements and related notes that are included elsewhere in this Annual Report, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Introductory Overview

Executive Summary

Vertis, Inc. is a marketing partner to a wide array of clients, including many of today’s Fortune 500 companies. We offer world-class consulting, creative, research, direct mail, media, technology and production services. Our marketing and printing heritage affords us the greatest experience in managing large, complicated, time-sensitive assignments.

We operate through two reportable business segments: Advertising Inserts and Direct Mail. Advertising Inserts provides a full product line of printed targeted advertising products inserted into newspapers. Direct Mail provides personalized direct mail products and various targeted direct marketing services. In addition, we also provide Premedia and Media Services. These services are included in Corporate and Other, together with corporate costs incurred by the Company.

On May 31, 2006, we acquired USA Direct for $21.0 million in cash. USA Direct, Inc. (“USA Direct”) is a full-service provider of direct marketing services based in York, Pennsylvania. The acquisition of USA Direct provides us with a strategic complement to our existing direct marketing product offerings by expanding the flexibility and range of products, especially in small to mid-sized quantities, and adding capacity to our core manufacturing capabilities including digital, conventional and in-line printing.

On September 8, 2006, we entered into an agreement to sell our fragrance business, which included two presses and the Company’s fragrance lab and microencapsulation facility, all of which were located in one of our Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the business. The sale agreement was entered into as the result of a strategic decision to move away from this line of business and focus our resources on the growth of our other direct marketing product lines.

We use independent third-party source materials to track statistics pertaining to advertising growth. Based on these publications, projections for 2006 domestic advertising spending indicated growth ranging from 4.7% to 5.6%. U.S. advertising growth estimates for 2007 range from 2.6% to 4.8%. Advertising growth percentages include all forms of advertising, not exclusively print advertising, as those statistics are not tracked separately.

The advertising insert business in general has been impacted by excess industry capacity causing industry-wide price pressure and intense competition for volume. Marketers have trended toward multi-channel advertising campaigns which leverage more than one type of medium in addition to advertising inserts to expand their coverage. There has also been consolidation in end-user groups who traditionally use advertising inserts to convey their messages. These factors contributed to the volume and pricing declines at our Advertising Inserts segment in 2006 and were the primary drivers of the year-over-year decline in Advertising Inserts revenue of 1.7% and the year-over-year decline in Advertising Inserts EBITDA of 5.9%. The challenging conditions in Advertising Inserts, specifically the industry-wide dynamics around pricing as well as the intense competitive pressure to maintain and grow sales volume, are expected to continue. We posted 12.6% revenue growth in Direct Mail of which 6.8% was due to the acquisition of USA Direct discussed below. Direct Mail EBITDA was essentially flat versus 2005, with a decline in pricing and higher costs offsetting the increase in revenue. We expect volume growth in Direct

Mail to continue. Although Premedia revenue and EBITDA both declined in 2006, we expect this business to stabilize in the near-term.

Our 2006 performance fell short of expectations and potential, primarily resulting from the unique circumstances resulting from certain cost reductions, reorganizations, and order management changes which were initiated during 2006.

Our focus in 2007 is to begin to transform Vertis into a customer focused well-managed world class business. We are investing in people, processes and our customers while launching several key initiatives aimed at dramatically improving Vertis’ performance over the long term. We will accomplish this by further strengthening our foundation of quality printing and value added services capabilities and focusing our efforts on understanding and exceeding our customers’ expectations. These important initiatives are aimed at reversing the negative trends we have experienced over the past several years and allow us to dramatically improve performance in the future.  The amendment to our revolving senior credit facility (the “Credit Facility”) will facilitate these investments as well as increases in maintenance and other infrastructure costs, if needed, by increasing liquidity and lowering the financial covenant.

Cost management continues to be a major focus of ours. Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs. Our 2006 restructuring activities yielded year-over-year savings of approximately $18.9 million.

Liquidity continues to be a primary focus. At December 31, 2006, we had approximately $90.8 million available to borrow under our Credit Facility, our primary source of funds. In May 2006, we amended our Credit Facility allowing for an increase in the maximum availability from $200 million to $220 million. Under this amendment, the availability under the Credit Facility would have decreased in stages based on a schedule set forth by the Credit Facility agreement, ultimately reaching $200 million by December 31, 2007. In March 2007, we amended the Credit Facility to provide that the maximum availability under the Credit Facility will increase to $250 million until the December 22, 2008 maturity date. Under the amended Credit Facility, up to $200 million consists of a revolving credit facility and the remaining $50 million represents a term loan. Under the Credit Facility, we are subject to a minimum EBITDA covenant requiring us to maintain EBITDA, as defined by the Credit Facility, of $160 million on a trailing twelve-month basis as of December 31, 2006. As of December 31, 2006, we were in compliance with all of our covenants, financial or otherwise. Under the March 2007 amendment to the Credit Facility, the EBITDA required under the covenant is $125 million on a trailing twelve-month basis. While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum EBITDA required under the covenant. Based upon the latest projections for 2007, including results from January and February, we believe we will be in compliance in the upcoming year.

The Company continues to be highly leveraged. However, as a result of the refinancing of our revolving credit facility and other refinancings over the last few years, no significant debt repayments are due until 2008 and beyond.

Capital expenditures amounted to approximately $49.0 million, $42.2 million and $45.6 million in 2006, 2005 and 2004, respectively. Capital spending has been directed toward projects that improve efficiency, maintain our infrastructure, and upgrade our equipment base. We currently expect the level of capital expenditures in 2007 to be essentially the same as in 2006.

A large portion of the Company’s revenue is generally seasonal in nature. However, our efforts to expand our other product lines as well as expand the market for our advertising inserts to year-round customers, have reduced the overall seasonality of our revenues. Of our full year 2006 revenue, 23.8% of revenue was generated in the first quarter, 23.9% in the second, 24.0% in the third and 28.3% in the fourth. Profitability continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at higher capacity during the fourth quarter holiday production season. On the other hand, lower volume negatively impacts margins since we are not able to fully leverage fixed depreciation, amortization, interest and other costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first. As a result, our overall yearly performance depends, to a significant degree, on our performance in the second half of the year.

Discontinued Operations

On September 8, 2006, we entered into an agreement to sell our fragrance business, which included two presses and our fragrance lab and microencapsulation facility, all of which were located in one of our Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the business. The sale agreement was entered into as the result of a strategic decision to move away from this line of business and focus our resources on the growth of its other direct marketing product lines.

Included in the agreement to sell the fragrance business was a transition services agreement (the “Transition Agreement”) under which we provided services on a subcontracting basis to the purchaser of the fragrance business (the “Purchaser”), utilizing certain assets of the business that was sold. These assets remained at our Direct Mail facility during the time of the Transition Agreement. As of December 31, 2006, we had completed our performance of the subcontracting services under the Transition Agreement and the remaining assets of the fragrance business were transferred to the Purchaser’s facilities.

As of December 31, 2006, we had received proceeds of $41.1 million related to the sale of our fragrance business, and estimate the total proceeds from the sale to be $42.1 million, including $1.0 million of proceeds that were held in escrow at year end. A portion of the proceeds held in escrow, $0.5 million, were released to us in January 2007. The remaining $0.5 million will be held in escrow until April 10, 2007, at which time it will be released to us if there have not been any claims filed by the Purchaser. The sale of our fragrance business resulted in a gain on sale of $21.4 million, which is included in Income (loss) from discontinued operations on our consolidated statements of operations included elsewhere in this Annual Report. We estimate the total gain on the sale to be $21.9 million, including the $0.5 million of proceeds held in escrow to be released in April 2007, which are included in Other current liabilities on our consolidated balance sheet at December 31, 2006 included elsewhere in this Annual Report.

Revenue from the fragrance business, which was reported under our Direct Mail segment, was $26.7 million, $40.2 million and $32.3 million for the twelve months ended December 31, 2006, 2005, and 2004 respectively. The net income from the fragrance business was $1.1 million, $5.4 million and $4.0 million for twelve months ended December 31, 2006, 2005, and 2004 respectively. The results of the fragrance business have been accounted for as discontinued operations and, as such, are included in Income (loss) from discontinued operations on our consolidated statements of operations. No taxes were recorded for the fragrance business due to pre-tax losses and tax benefits being offset by deferred tax valuation allowances. Interest was not allocated to discontinued operations as the divestiture of the fragrance business was on a debt-free basis. Prior year financial statements have been restated to present the operations of our fragrance business as a discontinued operation. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report for further discussion.

In the third quarter of 2005, we decided to sell the two divisions in our European segment primarily because each had incurred operating losses and neither was deemed a fit within the Company’s overall strategy. The direct mail division of this segment was sold on October 3, 2005 and the premedia division of this segment was sold on December 14, 2005. In 2005, a $1.6 million loss on the sale of our Europe segment was recognized based on net proceeds of $2.4 million. Additionally, in 2006 we paid $0.6 million to settle a lawsuit brought against us by a customer of our European segment. These amounts are included in Income (loss) from discontinued operations on our consolidated income statement included elsewhere in this Annual Report.

The net operating loss for our European Subsidiaries was $0.4 million, $147.2 million and $10.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in discontinued operations on our consolidated financial statements. The Europe loss we recorded in 2006 represents a $0.4 million payment made to a former employee of our European segment in respect of the employee’s termination agreement. Included in the 2005 loss are impairment charges of $136.2 million to write off the Europe goodwill and write-down other Europe long-lived assets. Revenue for Vertis Europe, which is also included in the loss from discontinued operations for the years ended December 31, 2005 and December 31, 2004, was $100.0 million and $138.6 million, respectively. Interest was not allocated to discontinued operations as the European business was divested on a debt-free basis. Prior year financial statements have been restated to present the operations of Vertis Europe as a discontinued operation. See Note 4 to our consolidated financial statements included in this Annual Report for further discussion.

Restructuring

In 2006, we began a restructuring program (the “2006 Program”) to address the continuing issue of industry-wide overcapacity and streamline operations to capitalize on operating efficiencies and improve productivity and consistency, thus reducing our overall cost base. Under the 2006 program, restructuring actions included reductions in work force of 537 employees and the closure of one advertising inserts production facility, one inserts sales office, one direct mail fulfillment facility and two premedia production facilities. All approved restructuring actions under the 2006 Program were complete as of December 31, 2006. Costs associated with approved restructuring actions under the 2006 Program were $16.0 million, all of which were recorded in 2006. Cost savings achieved in 2006 as a result of the 2006 Program were approximately $18.9 million, $17.8 million of which were staffing related with the remainder related to decreased facility costs. These savings impacted both the cost of production and the selling, general and administrative line items on the consolidated statement of operations included elsewhere in this Annual Report. Annual cost savings expected in future years as a result of the 2006 Program are estimated to be approximately $32.1 million, $29.8 million of which relate to expected staffing cost savings and $2.3 million related to facility costs savings.

In the year ended December 31, 2006, under the 2006 Program, the Advertising Inserts segment recorded $3.7 million in severance and related costs associated with the elimination of 243 positions and $0.6 million in facility closing costs as well as a $1.4 million write-down of assets associated with the closure of a production facility. The Direct Mail segment recorded $1.8 million in severance and related costs in 2006 associated with the elimination of 126 positions and the closure of a fulfillment facility. Corporate and Other recorded $5.6 million in severance and related costs in 2006 associated with the elimination of 137 positions and $2.9 million in facility closure costs, $1.4 million of which reflects an adjustment to restructuring expense primarily related to a recalculation of facility closure costs expected to be paid based on a revised assumption of estimate sublease income, and the remainder associated with the closure of two premedia production facilities in 2006.

Included in the 2006 segment restructuring expense amounts above are $0.9 million of aggregate severance costs allocated to the segments based on percentages established by management. The severance costs are related to the elimination of 31 shared services positions and the facilities costs represent accretion expense.

Liabilities for severance costs related to future restructurings are not accrued as the amounts cannot be reasonably estimated. We are continuously evaluating the need to implement restructuring programs to rationalize our costs and improve operating efficiency. It is likely that we will incur additional restructuring costs in 2007 in an on-going effort to achieve these objectives.

Our 2005 restructuring program (the “2005 Program”) aimed at regionalizing and streamlining operations to capitalize on operating efficiencies and improve productivity and consistency, and reducing our overall cost base. The 2005 Program included reductions in work force of approximately 490 employees; the closure of six premedia facilities, one advertising inserts warehouse, and two advertising inserts regional offices, some of which are associated with the consolidation of operations; and the transfer of certain positions. The total cost associated with actions taken under the 2005 Program was $19.9 million (net of estimated sublease income of $1.3 million), approximately all of which were recorded in 2005. The execution of the 2005 Program was complete as of December 31, 2005. Included in the 2005 Program, were restructuring costs of $3.5 million related to reductions in workforce of approximately 130 employees in our Vertis Europe segment. These costs are included in the loss from discontinued operations on our consolidated statement of operations included elsewhere in this Annual Report.

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

In 2004, the Advertising Inserts segment recorded $0.2 million in severance costs. Corporate and Other recorded $0.3 million in severance costs due to headcount reductions of approximately 50 employees, and $3.5 million in facility closure costs. These costs were associated with our 2003 restructuring program, which included the closure of facilities, some of which were associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. Additionally, in 2004 we announced an amendment of an executive level employment agreement resulting in an estimated cost of $1.2 million. Corporate and Other recorded $0.5 million in restructuring costs in 2004 related to this amendment. Europe recorded $2.4 million in restructuring costs in 2004, which are included in the loss from discontinued operations on our consolidated statement of operations.

In connection with our restructuring actions discussed above, we recorded $16.0 million, $17.1 million, and $4.5 million of restructuring charges in the years ended December 31, 2006, 2005 and 2004, respectively. We expect to pay $4.2 million of the accrued restructuring costs in 2007 and the remainder, approximately $4.0 million, by 2011. For more information about our restructuring charges, see Note 5 to our consolidated financial statements included in this Annual Report.

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

Also affecting year-over-year comparability is the acquisition of USA Direct in May 2006. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for further discussion. The USA Direct results of operations are included in our Direct Mail segment in 2006 from the date of acquisition.

You should consider all of these factors in reviewing the discussion of our operating results.

Results of Operations

The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows.

	Year ended December 31,			Percentage of Revenue
	2006	2005	2004	2006	2005	2004
	(in thousands)
Revenue	$1,468,661	$1,470,088	$1,474,359	100.0%	100.0%	100.0%
Costs of production	1,160,392	1,140,582	1,137,216	79.0%	77.6%	77.2%
Selling, general and administrative	142,916	149,395	157,694	9.7%	10.2%	10.7%
Restructuring charges	16,001	17,119	4,501	1.1%	1.1%	0.3%
Depreciation and amortization of intangibles	58,788	62,829	65,430	4.0%	4.3%	4.4%
Total operating costs	1,378,097	1,369,925	1,364,841	93.8%	93.2%	92.6%
Operating income	$90,564	$100,163	$109,518	6.2%	6.8%	7.4%
Other data:
Cash flows provided by operating activities	$11,690	$5,693	$47,545
Cash flows used in investing activities	(28,146)	(43,765)	(18,992)
Cash flows provided by (used in) financing activities	20,307	39,332	(29,608)
EBITDA	142,015	155,339	127,263	9.7%	10.6%	8.6%

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

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Loss from continuing operations before cumulative effect of accounting change	$(47,795)	$(28,241)	$(4,923)
Interest expense, net	131,023	128,821	132,809
Income tax benefit	(1)	(8,070)	(66,053)
Depreciation and amortization of intangibles	58,788	62,829	65,430
EBITDA	$142,015	$155,339	$127,263

Results of Operations—2006 compared to 2005

Revenue

For the year ended December 31, 2006, our consolidated revenue decreased $1.4 million, or 0.1%, from $1,470.1 million in 2005 to $1,468.7 million in 2006.

At our Advertising Inserts segment, revenue decreased $17.9 million, or 1.7%, from $1,048.4 million for the year ended December 31, 2005 to $1,030.5 million for the year ended December 31, 2006. The primary changes in Advertising Inserts revenue are as follows:

Revenue
(in thousands)
2005	$1,048,417
Increase (decrease):
Volume	(12,738)
Pricing(1)	(9,066)
Paper(2)	3,858
Total revenue change	(17,946)
2006	$1,030,471

(1)          Includes product, customer and equipment mix.

(2)          See “Factors Affecting Comparability” section.

The Advertising Insert business in general has been impacted by excess industry capacity causing industry-wide price pressure and intense competition for volume.  Marketers have trended toward multi-channel advertising campaigns which leverage more than one type of medium in addition to advertising inserts to expand their coverage. There has also been consolidation in end-user groups who traditionally use advertising inserts to convey their messages.

The decline in revenue in Advertising Inserts reflects the continued price pressure, intense competition for volume, and changes in product type.  The revenue decline was generally broad-based and impacted both the retail and the newspaper and publishing end-user groups.  These two major end-user groups continue to represent approximately 85% and 13%, respectively, of total Advertising Inserts revenue.

The challenging conditions in Advertising Inserts, specifically the industry-wide dynamics around Pricing as well as the intense competitive pressure to maintain and grow sales volume, are expected to continue in the near-term.

At our Direct Mail segment, revenue increased $37.0 million, or 12.6%, from $293.8 million for the year ended December 31, 2005 to $330.8 million for the year ended December 31, 2006. The primary changes in Direct Mail revenue are as follows:

Revenue
(in thousands)
2005	$293,814
Increase (decrease):
Volume	11,526
Pricing(1)	10,187
Paper(2)	1,678
Other	13,589
Total revenue change	36,980
2006	$330,794

(1)   Includes product, customer and equipment mix.

(2)   See “Factors Affecting Comparability” section.

The year-over-year increase in Direct Mail revenue includes $20.1 million for USA Direct which was acquired in May 2006. (See Note 6 to our consolidated financial statements for further discussion of this acquisition).

The balance of the increase, approximately $16.9 million, reflects increased volume and Pricing. More than 100% of the increase in Pricing was the result of a change in product mix which necessitated an increase in contract services.  As such, the increase in revenue from Pricing did not result in an increase in EBITDA as contract services are largely a pass-through. We expect revenue growth in Direct Mail to continue in the near-term.

Our Direct Mail business serves a diverse group of clients across a broad array of production capabilities. The major end-user groups posting year-over-year revenue growth were financial, healthcare, and consumer goods, partially offset by declines in automotive and entertainment.

Corporate and Other revenue decreased $22.8 million, or 16.4%, from $138.7 million for the year ended December 31, 2005 to $115.9 million for the year ended December 31, 2006. Premedia accounted for $24.2 million of the decline in revenue in 2006, offset by a $2.5 million increase in Media Services revenue.

See also “Segment Performance” for a discussion of EBITDA by segment.

Operating Expenses

For the year ended December 31, 2006, our consolidated costs of production increased $19.8 million, or 1.7%, from $1,140.6 million in 2005 to $1,160.4 million in 2006. Included within these cost variances are $16.9 million of USA Direct costs of production, which are included in the Company’s 2006 results. The balance of the change in costs of production is attributable to increases in the cost of paper, other materials consumed, contract services, repairs and maintenance, freight expense, property taxes and other supplies used in the production process, offset by decreases in labor costs and rent expense. The remainder of the change is due to fluctuations in various miscellaneous costs of production.

Selling, general and administrative expenses decreased $6.5 million, or 4.4%, for the year ended  December 31, 2006, from $149.4 million in 2005 to $142.9 million in 2006. Included within these cost variances are $2.7 million of USA Direct costs, which are included in the Company’s 2006 results. The balance of the decrease is due to lower staffing, telecommunications costs and rent expense offset by increases in professional and consulting fees, travel and entertainment expenses, repairs and maintenance, contract services and sales and property taxes. The remainder of the change is due to fluctuations in various miscellaneous selling and general and administrative expenses.

Restructuring charges for the year ended December 31, 2006 totaled $16.0 million as compared to $17.1 million in 2005. See the “Restructuring” section for a detailed discussion of restructuring charges.

Interest and Other Expenses (Income)

Interest expense, net increased $2.2 million, or 1.7%, for the year ended December 31, 2006, from $128.8 million in 2005 to $131.0 million in 2006. This increase was due to a higher revolver balance and slightly higher interest rates on the revolver in 2006.

Other, net decreased $0.4 million, or 5.2%, for the year ended December 31, 2006 from $7.7 million in 2005 to $7.3 million in 2006. This increase is primarily due to a $1.4 million increase in fees associated with our trade receivables facility (see “Off-Balance Sheet Arrangements” section). For a more detailed discussion of the other miscellaneous components of Other, net see Note 18 to our consolidated financial statements included in this Annual Report.

Loss from continuing operations before cumulative effect of accounting change

Loss from continuing operations before cumulative effect of accounting change was $47.8 million for the year ended December 31, 2006, an increase of $19.6 million compared to a loss of $28.2 million for the year ended December 31, 2005. Included in the 2005 loss is an $8.3 million income tax benefit related to an agreement with the Internal Revenue Service to settle a tax liability relating to the termination of leasehold interests discussed in the “Sources of Funds” section  (see also the “Other Factors” section below). Excluding this item, loss from continuing operations before cumulative effect of accounting change increased $27.9 million as compared to 2005. This decrease reflects the aforementioned changes in revenue and costs. See also “Segment Performance” below.

Segment Performance

Set forth below is a discussion of the performance of our business segments based on EBITDA, which is the measure reported to our chief operating decision maker for the purpose of making decisions about allocating resources to the segment and assessing performance of the segment. A tabular reconciliation of segment EBITDA to income (loss) from continuing operations before cumulative effect of accounting change, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information”, is contained in Note 21 to our consolidated financial statements included elsewhere in this Annual Report.

At the Advertising Inserts segment, EBITDA amounted to $117.9 million for the year ended December 31, 2006, a decrease of $7.4 million, or 5.9%, compared to $125.3 million in the comparable 2005 period. The primary changes in EBITDA are as follows:

EBITDA
(in thousands)
2005	$125,294
Increase (decrease) in EBITDA:
Volume	(6,280)
Pricing(1)	(9,008)
Variable Costs, rate adjusted(2)	(2,123)
Fixed Costs(3)	1,341
Selling, general and administrative(4)	6,593
Restructuring charges	2,067
Total EBITDA change	(7,410)
2006	$117,884

(1)          Includes product, customer and equipment mix.

(2)          Primarily related to increased freight costs and increased cost of production supplies offset by a decline in labor costs.

(3)          Primarily related to decreased staffing costs offset by increased maintenance costs.

(4)          Primarily related to decreased staffing costs.

At the Direct Mail segment, EBITDA amounted to $36.6 million for the year ended December 31, 2006, a decrease of $0.1 million, or 0.2%, compared to $36.7 million in the comparable 2005 period. The primary changes in EBITDA are as follows:

EBITDA
(in thousands)
2005	$36,652
Increase (decrease) in EBITDA:
Volume	8,427
Pricing(1)	(3,818)
Variable Costs, rate adjusted(2)	(2,461)
Fixed Costs(3)	(4,016)
Selling, general and administrative(4)	1,930
Restructuring charges	386
Other(5)	(535)
Total EBITDA change	(87)
2006	$36,565

(1)          Includes product, customer and equipment mix.

(2)          Primarily related to increased costs related to materials used in production, freight and utilities, partially offset by lower direct labor costs.

(3)          Primarily related to increased staffing, maintenance costs and rent expense.

(4)          Primarily related to decreased staffing costs offset by increases in professional fees and contract services.

(5)          Principally, the decline in EBITDA for our fulfillment and other businesses.

Corporate and Other recorded an EBITDA loss of $12.4 million for the year ended December 31, 2006, an increase of $5.8 million, or 87.9%, compared to a $6.6 million EBITDA loss for the year ended December 31, 2005. This change is primarily the result of the decline in Premedia revenue discussed above.

Results of Operations—2005 compared to 2004

Revenue

For the year ended December 31, 2005, our consolidated revenue decreased $4.3 million, or 0.3%, from $1,474.4 million in 2004 to $1,470.1 million in 2005.

At our Advertising Inserts segment, revenue decreased $12.7 million, or 1.2%, from $1,061.1 million for the year ended December 31, 2004 to $1,048.4 million for the year ended December 31, 2005. The primary changes in Advertising Inserts revenue are as follows:

Revenue
(in thousands)
2004	$1,061,141
Increase (decrease):
Volume	(49,676)
Pricing(1)	11,171
Paper(2)	27,026
Other(3)	(1,245)
Total revenue change	(12,724)
2005	$1,048,417

(1)          Includes product, customer and equipment mix.

(2)          See “Factors Affecting Comparability” section.

(3)          Includes a decrease in revenue resulting from the impact of the revision to our print revenue recognition policy (see “Revenue Recognition’’ section).

At our Direct Mail segment, revenue increased $12.9 million, or 4.6%, from $280.9 million for the year ended December 31, 2004 to $293.8 million for the year ended December 31, 2005. The primary changes in Direct Mail revenue are as follows:

Revenue
(in thousands)
2004	$280,909
Increase (decrease):
Volume	696
Pricing(1)	11,276
Paper(2)	727
Other(3)	206
Total revenue change	12,905
2005	$293,814

(1)          Includes product, customer and equipment mix.

(2)          See “Factors Affecting Comparability” section.

(3)          Includes the change in revenue in our fulfillment and other businesses.

Corporate and Other revenue decreased $3.2 million, or 2.3%, from $141.9 million for the year ended December 31, 2004 to $138.7 million for the year ended December 31, 2005. The primary changes in Corporate and Other revenue are due to lower Premedia revenue partially offset by increased Media Services revenue and revenue from our integrated data solutions group which helps customers analyze data to more effectively target their advertising products.

See also “Segment Performance” for a discussion of EBITDA by segment.

Operating Expenses

For the year ended December 31, 2005, our consolidated costs of production increased $3.4 million, or 0.3%, from $1,137.2 million in 2004 to $1,140.6 million in 2005. The increase in costs of production is attributable to increases in paper, labor costs, freight expense, utilities and rent expense.  Offsetting these increased costs were decreases in ink and other materials consumed, contract services, repairs and maintenance, property taxes and other supplies used in the production process. Additionally, in relation to the revision to our print revenue recognition policy and our maintenance parts capitalization policy, decreases in costs of production of $9.8 million and $6.2 million, respectively, were recognized in 2005 (see Note 3 to the consolidated financial statements included in this Annual Report). The remainder of the change is due to fluctuations in various miscellaneous costs of production.

Selling, general and administrative expenses decreased $8.3 million, or 5.3%, for the year ended  December 31, 2005, from $157.7 million in 2004 to $149.4 million in 2005. The decrease is due to decreases in staffing costs, and rent expense offset by increases in telecommunications expense, contract services, supplies utilized and bad debt expense due to a $2.0 million write-off of amounts owed to us by a bankrupt customer. The remainder of the change is due to fluctuations in various miscellaneous selling and general and administrative expenses.

Restructuring charges for the year ended December 31, 2005 totaled $17.1 million as compared to $4.5 million in 2004. See the “Restructuring” section for a detailed discussion of restructuring charges.

Other Expenses (Income)

Other, net decreased $40.0 million for the year ended December 31, 2005 from $47.7 million in 2004 to $7.7 million in 2005. This decrease is primarily due to a $44.0 million non-cash loss recorded in 2004 related to the termination of our leasehold interest in five real estate properties in two lease-leaseback transactions entered into in 1998 (see “Sources of Funds” section). For a more detailed discussion of the other miscellaneous components of Other, net see Note 18 to our consolidated financial statements included in this Annual Report.

Loss from continuing operations before cumulative effect of accounting change

Loss from continuing operations before cumulative effect of accounting change was $28.2 million for the year ended December 31, 2005, an increase in loss of $23.3 million compared to a loss of $4.9 million for the year ended December 31, 2004. Included in the 2005 loss is an $8.3 million income tax benefit related to an agreement with the Internal Revenue Service to settle a tax liability relating to the termination of leasehold interests discussed in the “Sources of Funds” section  (see also the “Other Factors” section below). Included in the 2004 loss is the $44.0 million loss from the termination of leasehold interests offset by a $66.7 million tax benefit related to the loss. Excluding these items, loss from continuing operations before cumulative effect of accounting change increased $7.7 million, or 38.7% in 2005 as compared to 2004. Included in this increase is a $12.6 million increase in restructuring charges, the components of which are discussed above. The balance of the increase in loss from continuing operations reflects the aforementioned changes in revenue and costs, as discussed above. See also “Segment Performance” below.

Segment Performance

Set forth below is a discussion of the performance of our business segments based on EBITDA, which is the measure reported to our chief operating decision makers for the purpose of making decisions about allocating resources to the segment and assessing performance of the segment. A tabular reconciliation of segment EBITDA to income (loss) from continuing operations before cumulative effect of accounting change, in accordance with FASB Statement No. 131, “Disclosure about Segments of an Enterprise and

Related Information”, is contained in the notes to our consolidated financial statements included elsewhere herein.

At the Advertising Inserts segment, EBITDA amounted to $125.3 million for the year ended December 31, 2005, a decrease of $18.1 million, or 12.6%, compared to $143.4 million in the comparable 2004 period. The primary changes in EBITDA are as follows:

EBITDA
(in thousands)
2004	$143,403
Increase (decrease) in EBITDA:
Volume	(24,875)
Pricing(1)	18,899
Variable Costs, rate adjusted(2)	(16,214)
Fixed Costs(3)	10,129
Selling, general and administrative(4)	1,511
Restructuring charges	(7,559)
Total EBITDA change	(18,109)
2005	$125,294

(1)          Includes product, customer and equipment mix.

(2)          Primarily related to an increase in utilities, labor and packaging materials as well as the impact of the change in our print revenue recognition and our maintenance parts capitalization policies (see Note 3 to the consolidated financial statements included elsewhere in this Annual Report.

(3)          Primarily related to decreased repair and maintenance costs and a decrease in property taxes offset by a increase in labor costs.

(4)          Primarily related to decreased staffing costs.

At the Direct Mail segment, EBITDA amounted to $36.7 million for the year ended December 31, 2005, an increase of $1.6 million, or 4.6%, compared to $35.1 million in the comparable 2004 period. The primary changes in EBITDA are as follows:

EBITDA
(in thousands)
2004	$35,106
Increase (decrease) in EBITDA:
Volume	848
Pricing(1)	10,685
Variable Costs, rate adjusted(2)	(1,818)
Fixed Costs(3)	(2,580)
Selling, general and administrative(4)	(1,318)
Restructuring charges	(2,043)
Other(5)	(2,228)
Total EBITDA change	1,546
2005	$36,652

(1)          Includes product, customer and equipment mix.

(2)          Primarily related to increased cost of materials used in production and increased utilities expense.

(3)          Primarily related to increased staffing and rent expense offset by a decline in repairs and maintenance.

(4)          Primarily related to increases in supplies consumed and contract services.

(5)          Includes changes in EBITDA for our fulfillment and other businesses.

Corporate and Other recorded an EBITDA loss of $6.6 million for the year ended December 31, 2005, a decrease in loss of $44.6 million, or 87.1%, compared to a $51.2 million EBITDA loss for the year ended December 31, 2004. The change is primarily the result of a loss of $44.0 million was incurred in 2004 from the termination of our leasehold interest in real estate properties. The remainder of the change was primarily driven by the Premedia revenue decline partially offset by increased Media Services revenue and revenue from our integrated data solutions group discussed above.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable and issuances of debt.

We believe that the debt facilities in place, including the March 2007 amendment to our Credit Facility discussed below, as well as our cash flows, will be sufficient to meet operational needs (including capital expenditures, restructuring costs and interest payments) for the next twelve months and beyond. At December 31, 2006, we had approximately $90.8 million available to borrow under the Credit Facility.

In May 2006, we amended our Credit Facility to allow for an increase in the maximum availability from $200 million to $220 million. Under this amendment, the availability under the Credit Facility would have decreased in stages based on a schedule set forth by the Credit Facility agreement, ultimately reaching $200 million by December 31, 2007. In March 2007, we amended the Credit Facility to provide that the maximum availability under the Credit Facility will increase to $250 million until the December 22, 2008 maturity date. Under the amended Credit Facility, up to $200 million consists of a revolving credit facility and the remaining $50 million represents a term loan.

At December 31, 2006, the maximum availability under the Credit Facility was $220 million, limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7 to the consolidated financial statements included elsewhere in this Annual Report); and 55% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement.  At December 31, 2006, the Company’s borrowing base was calculated to be $248.4 million.

Per the March 2007 amendment, the maximum availability under the Credit Facility will be limited to a borrowing based calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7 to the consolidated financial statements included elsewhere in this Annual Report); the lesser of 55% of the book value of eligible machinery and equipment at owned locations or 100% of the orderly liquidation value-in-place (as defined in the credit agreement); the lesser of 55% of the book value of eligible machinery and equipment at leased locations or 100% of the net orderly liquidation value (as defined in the credit agreement) and 80% of the fair market value of owned real estate. In addition, as is customary in asset-based agreements, there is a provision for the Agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The Agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined in Note 11 to the consolidated financial statements, is in excess of $180 million on a quarterly trailing twelve-month basis. The Agent is not required to obtain written consent when Compliance EBITDA on a quarterly trailing twelve-month basis is less than $180 million. However, the Credit Facility requires the Company to maintain Compliance EBITDA as set forth under the credit agreement. The Compliance EBITDA covenant at December 31, 2006 was $160 million on a trailing twelve-month basis. At December 31, 2006, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement was $169.4 million. The Compliance EBITDA covenant set forth in the March 2007 amendment to the Credit Facility is

$125 million on a trailing twelve-month basis through December 2008. If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. At December 31, 2006, the Company was in compliance with its debt covenants.

The Company has debt instruments that mature in 2008 and 2009 in the amounts of $112.9 million and $993.5 million, respectively. There can be no assurance that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt. In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

Items that could impact our liquidity are described below.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of December 31, 2006 and the periods in which payments are due:

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
	(In thousands)
Long-term debt	$1,106,380	$5	$1,106,375
Interest payments(1)	287,016	111,809	175,207
Operating leases	97,451	25,591	34,092	$21,785	$15,983
Restructuring payments(2)	3,194	2,429	765
Pension payments(3)	25,783	2,690	5,604	5,438	12,051
Total contractual cash obligations	$1,519,824	$142,524	$1,322,043	$27,223	$28,034

(1)          Interest payments relate only to the interest on the Company’s debt for which the interest rate is fixed. The amount excludes interest owed under the Company’s revolving credit facility, for which the interest rate fluctuates. For further discussion, see Note 11 to the consolidated financial statements included in this Annual Report. The balance of the revolving credit facility at December 31, 2006 was $112.9 million and the weighted-average interest rate was 8.30%.

(2)          Restructuring payments exclude lease payments associated with facilities exited under a restructuring plan as these costs are included in the Operating lease amounts above.

(3)          Pension amounts represent the estimated future benefit payments under our non-qualified defined benefit plan and estimated contributions related to our qualified defined benefit plans.

In 2006, we renegotiated all contracts that had previously subjected us to target minimum quantities, which were mainly contracts covering the purchase of ink and press supplies (i.e. plates, blankets, solutions). Under the new contracts, there are no minimum purchase amounts required. No such contracts were entered into in 2006. As of December 31, 2006, we do not have any contracts requiring us to purchase any specified minimum quantities, therefore, we do not have any purchase obligations that require disclosure in the table above.

On August 17, 2006, the Pension Protection Act (the “Act”) was signed into law. The Act requires that all single employer defined benefit plans are to be fully funded within a seven-year period, beginning in 2008.  The Act replaces the prior funding rules with rules based on a plan’s funded status. As of December 31, 2006, the Company’s defined benefit plans are underfunded. Under the new funding rules set forth by the Act , our contributions are expected to be fairly level beginning in 2008 through 2015, at which time we expect our qualified defined benefit plans will be fully funded. We estimate the amount of expected contributions under the Act to be approximately $1.5 million per year for our qualified defined benefit plans.

Debt Financing

Our Credit Facility, which matures on December 22, 2008, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary covenants. In addition, the Credit Facility requires us to maintain Compliance EBITDA as set forth under the credit agreement. The Compliance EBITDA covenant at December 31, 2006 was $160 million on a trailing twelve-month basis. At December 31, 2006, our trailing twelve-month Compliance EBITDA as calculated under the credit agreement was $169.4 million. The Compliance EBITDA covenant set forth in the March 2007 amendment to the Credit Facility is $125 million on a trailing twelve-month basis. If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility. At December 31, 2006, we were in compliance with our debt covenants.

While we currently expect to be in compliance in future periods, there can be no assurance that our financial covenants will continue to be met. Based upon the latest projections for 2007, including actual results for January and February, we believe we will be in compliance in the upcoming year. For further information on our long-term debt, see Note 11 to the consolidated financial statements included elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

In December 2002, we entered into a three-year agreement, which was due to expire on November 30, 2005, to sell substantially all trade accounts receivable generated by subsidiaries in the U.S. (the “2002 Facility”) through the issuance of $130.0 million variable rate trade receivable backed notes. In November 2005, we entered into a new $130 million three-year revolving trade receivables facility (the “A/R Facility”) terminating in December 2008. Funds advanced pursuant to the A/R Facility were used by us to pay off the remaining obligations under and terminate the 2002 Facility.

Under the A/R Facility, as well as the 2002 Facility previously in place, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $1.2 million and $3.0 million in 2006 and 2005, respectively. These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections. Additional deductions may be made if we fail to maintain a consolidated Compliance EBITDA of at least $180 million for any rolling four fiscal quarter period. In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $160 million, amended to $125 million effective March 2007 (see “Sources of Funds” for further discussion). There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility. As of December 31, 2006, we are in compliance with all targets and covenants under the A/R Facility.

At December 31, 2006 and 2005, accounts receivable of $130.0 million had been sold under the A/R Facility and as such are reflected as reductions of accounts receivable. At December 31, 2006 and 2005, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $92.3 million and $71.8 million, under the A/R Facility, which is included in Accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,680.3 million and $1,595.7 million in 2006 and 2005, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points under the A/R Facility and 90 basis points under the 2002 Facility. We also pay an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances. The loss on sale, which approximated the fees, totaled $6.5 million in 2006, $5.2 million in 2005 and $3.1 million in 2004, and is included in Other, net.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

Our current liabilities exceeded current assets by $40.5 million at December 31, 2006 and by $74.1 million at December 31, 2005. This represents an increase in working capital of $33.6 million for the year ended December 31, 2006. The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility. We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility. After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables. Therefore, if we add back $130.0 million of accounts receivable sold under the A/R Facility as of both December 31, 2006 and 2005, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at December 31, 2006 and 2005 would have been $89.5 million and $55.9 million, respectively. The ratio of current assets to current liabilities as of December 31, 2006 was 0.85 to 1 (1.34 to 1, excluding the impact of the A/R Facility) compared to 0.76 to 1 as of December 31, 2005 (1.18 to 1, excluding the impact of the A/R Facility).

In the year ended December 31, 2006, cash used for working capital, adjusted for acquisitions and divestitures, was $37.0 million. This was $24.1 million higher than the cash used in the year ended December 31, 2005. The 2006 increase was primarily driven by increases in accounts receivable in our Advertising Inserts and Direct Mail segments related to the timing of cash receipts and increases in working capital in our Media Services business to more normal levels in 2006 compared to 2005.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by continuing operating activities in 2006 increased by $6.0 million from the 2005 level.   This increase is primarily the result of changes in the timing of the settlement of payables and collection of receivables.

Net cash provided by continuing operating activities in 2005 decreased by $41.9 million from the 2004 level. This decrease is primarily the result of changes in the timing of the settlement of payables and collection of receivables.

Cash Flows from Investing Activities

Net cash used for investing activities in 2006 decreased by $15.6 million from the 2005 level, primarily due to the $41.1 million in proceeds received in 2006 related to the sale of our fragrance business. Offsetting these proceeds were $21.0 million of expenditures related to the acquisition of USA Direct (see Note 6 to our financial statements included elsewhere within this Annual Report) and a $6.8 million increase in capital expenditures. Additionally, impacting the change in cash used for investing activities is a $1.5 million decrease associated with investing activities of our discontinued operations. Our European segment, which was sold in 2005, had $1.5 million of cash used for investing activities in 2005. There were no investing activities associated with our fragrance business, which was sold in 2006. See the “Discontinued Operations” section for further discussion on these transactions.

Net cash used for investing activities in 2005 increased by $24.8 million from the 2004 level, primarily due to the $31.1 million in proceeds received in 2004 from the termination of our leasehold interest in real estate properties (see “Sources of Funds” section), and $3.4 million in expenditures in 2005 related to our acquisition of Elite (see Note 6 to our financial statements included elsewhere within this Annual Report).  Offsetting these amounts is $2.4 million in net proceeds received from the sale of our Vertis Europe segment. Additionally, included in the change in cash used in investing activities is a $3.7 million decrease associated with investing activities of our discontinued operations.

Cash Flows from Financing Activities

In 2006, net cash provided by financing activities in 2006 decreased by $19.0 million from the 2005 level. The majority of this change relates to a $36.8 million fluctuation in the amount of outstanding checks drawn on controlled disbursement accounts which is primarily due to timing differences. Offsetting this change is a $20.3 million fluctuation in funding under our revolving credit facility which reflects the relative levels of cash provided by operating activities and capital expenditures in each respective year. Additionally, financing activities of our discontinued operations contributed $1.6 million of this fluctuation.

In 2005, net cash provided by financing activities was $39.3 million as compared to a $29.6 million net usage of cash in 2004. Financing activities of our discontinued operations contributed $16.2 million of this fluctuation. The majority of the remainder relates to funding fluctuations under our revolving credit facility which reflect the relative levels of cash provided by operating activities and capital expenditures in each respective year.

Other Factors

During 2006, we used $32.2 million of our U.S. capital loss carryovers as a result of the sale of our fragrance business (See “Discontinued Operations”). The transaction reduced our capital loss carryforward to $104.8 million as of December 31, 2006.

At the end of 2006 our federal net operating loss carryforwards were $261.1 million. The carryforwards expire beginning in 2007 through 2027.

Our valuation allowance related to our deferred tax asset, which was $132.5 million at the beginning of 2006, was decreased by $3.9 million to $128.6 million at the end of 2006. The valuation allowance reserves all deferred tax assets that will not be offset by reversing taxable temporary differences. This treatment is required under SFAS No. 109, “Accounting for Income Taxes”, when in the judgment of management, it is not more likely than not that sufficient taxable income will be generated in the future to realize the deductible temporary differences. Our deferred tax assets and tax carryforwards remain available to offset taxable income in future years, thereby lowering any future cash tax obligations. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

On August 30, 2005, we reached a tentative settlement agreement with the IRS resolving disputes over the tax deductibility of net losses relating to the five leasehold interests in real estate properties that we entered into in 1998. On January 23, 2006, we signed a closing agreement with the IRS. The closing agreement received final approval from the Congressional Joint Committee on Taxation on May 16, 2006.

As a result of the 2005 settlement agreement with the IRS, we reduced our tax reserves related to the IRS examination from $10.3 million to $2.0 million. The reduction resulted in an $8.3 million tax benefit in 2005. During 2006, the Company paid $1.1 million and received refunds of $0.2 million in settlement.

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

New Accounting Pronouncements

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of Statement No. 140” (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. For subsequent measurements, SFAS 156 permits companies to choose, on a class-by-class basis, either an amortization method or a fair value measurement method. The provisions of this Statement are effective for us in the reporting period beginning January 1, 2007. The adoption of this statement is not expected to have a material impact on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“ FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 is intended to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for us for fiscal years beginning after December 15, 2006. The cumulative effect of applying this interpretation must be reported as an adjustment to the opening balance of our stockholder’s deficit in 2007. We are currently evaluating the impact of FIN 48 on our consolidated financial statements and anticipate the adjustment to our stockholder’s deficit will not be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies the principle that fair value should be based on the assumption market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This Statement is effective for fiscal years

beginning after November 15, 2007.   We are not able to assess at this time the future impact of this Statement on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a benefit plan in its statement of financial position and to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires an entity to measure defined benefit plan assets and obligations as of the date of its fiscal year-end. Additional footnote disclosures are also required under SFAS 158.  The provisions of this Statement are effective for us as of December 31, 2007. We adopted this statement on December 31, 2006. See Note 14 to our consolidated financial statements included elsewhere in this Annual Report for the impact of the adoption of SFAS 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that is material. We were required to apply the guidance in SAB 108 beginning with the financial statements for the year ended December 31, 2006. We adopted this Statement without material impact to our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. If an entity chooses this practice, it shall report unrealized gains and losses on the items for which the fair value option has been elected at each subsequent reporting date. The fair value option may be elected for a single eligible item without electing it for other identical items, with certain exceptions specified in the Statement. Additional disclosures are required for an entity that chooses to elect the fair value option. The provisions of this Statement are effective for us on January 1, 2008. Early adoption is permitted under certain circumstances as specified in this Statement. We are not able to assess at this time the future impact of this Statement on our consolidated financial position or results of operations.

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

In 2005, we revised our revenue recognition policy. Under the new policy, revenue for printed materials is recognized when the product is shipped. Previously, revenue was recorded when these materials were completed and off press. This revision resulted in a $12.7 million decrease in revenue and a $2.9 million decrease in net income for the year ended December 31, 2005. Additionally, unbilled accounts receivable increased by $12.7 million and finished goods inventory balances increased by $9.8 million as a result of the change.

We charge customers for shipping and handling charges. The amounts billed to customers are recorded as revenue and actual charges paid by us are included in costs of production in the consolidated statements of operations.

We bill our customers for sales tax calculated on each sales invoice and record a liability for the sales tax payable, which is included in other current liabilities on our consolidated balance sheet included elsewhere in this Annual Report. Sales tax billed to a customer is not included in our revenue.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make payments. If actual customer payments are less than our estimates, we would need to increase the allowance for doubtful accounts, which would adversely affect our results of operations. See the Financial Statement Schedule, which accompanies the financial statements included elsewhere in this Annual Report, for a history of our charges to the allowance for doubtful accounts and write-offs taken over the three-year period ended December 31, 2006.

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

Our goodwill is tested for impairment on an annual basis at January 1 of each year. Each of the our reporting units is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study we perform using the discounted cash flow method and the estimated market values of the reporting units.

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

We determined the discount rates using a measurement date of December 31, 2006. The weighted average discount rate assumed in 2006 was 5.75%. We developed our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans’ assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets as follows: 60% for equity and 40% for fixed income securities. We assumed returns of 9%-11% for the equity securities and 6.5% for fixed income securities.

Stock Based Compensation

Vertis employees participate in Vertis Holdings’ 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. We have options, restricted shares, retained shares and rights outstanding under the Stock Plan at December 31, 2006. We account for these stock based awards under SFAS No. 123 (revised), “Share-Based Payments” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in our financial statements based on their grant date fair values. We adopted SFAS 123R on January 1, 2006, applying the modified prospective transition method outlined in the Statement. The adoption of this Statement did not have a material effect on our consolidated financial position or results of operations. There have been no changes to our mix of employee compensation or terms of our stock based awards subsequent to our adoption of SFAS 123R in 2006. See Note 16 to our consolidated financial statements for further discussion.

In 2005, we accounted for the Stock Plan under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Approximately $0.1 million of employee compensation cost was reflected in our net income for 2005. No stock-based employee compensation cost was reflected in our net loss for the year ended December 31, 2004. See our consolidated financial statements included elsewhere in this Annual Report.

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

Quantitative Information

At December 31, 2006, 10.2% of our long-term debt held a variable interest rate (19.7% if we include off-balance sheet debt related to the accounts receivable securitization facility, the fees on which are also variable).

Based on a hypothetical 10% increase in interest rates, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended December 31, 2007 by approximately $1.8 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at December 31, 2006 and does not provide for changes in borrowings that may occur in the future.

ITEM 8                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to the consolidated financial statements and schedule on Page F-1 for our consolidated financial statements and notes thereto and supplementary schedule.

ITEM 9                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A         CONTROLS AND PROCEDURES

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. No significant changes were made in our internal controls over financial reporting during the year ended December 31, 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B          OTHER INFORMATION

In March 2007, the Company amended the Credit Facility (the “2007 Amendment”). The information regarding the 2007 Amendment contained in “Management's Discussion and Analysis of Financial Condition and results of Operations—Liquidity and Capital Resources—Sources of Funds” is incorporated by reference herein.

PART III

ITEM 10            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding the directors and executive officers of Vertis.

Name	Age	Positions
Michael T. DuBose	53	Chairman and Chief Executive Officer
Stephen E. Tremblay	48	Chief Financial Officer
Douglas L. Mann	43	Senior Vice President and General Manager—Advertising Inserts
David P. Colatriano	44	Senior Vice President and General Manager—Direct Mail
John V. Howard, Jr.	45	Chief Legal Officer and Secretary
Ann M. Raider	59	Chief Strategy Officer
Gary L. Sutula	62	Chief Information Officer
Donald E. Roland	64	Director
Ciara A. Burnham	40	Director
John T. Dillon	68	Director
Anthony J. DiNovi	44	Director
Soren L. Oberg	36	Director
Scott M. Sperling	49	Director

Michael T. DuBose was named Chairman and Chief Executive Officer of Vertis in November 2006. Prior to that he had served as senior advisor to Aurora Capital and chairman of Anthony International. Mr. DuBose served as chairman, president and chief executive officer of Aftermarket Technology Company from 1998 to 2005. Prior to his role at Aftermarket, Mr. DuBose was chairman and CEO of Grimes Aerospace Company. Mr. DuBose has also held executive positions at SAIC, General Instrument and General Electric Company.

Stephen E. Tremblay was named Chief Financial Officer of Vertis in February 2005. From May 2003 to February 2005, he served as Senior Vice President Finance and Treasurer of Vertis and from May 1998 to May 2003 he served as Vice President Finance of Vertis. Prior to joining Vertis as Group Controller in 1997, Mr. Tremblay held senior financial management positions with Wellman, Inc. and served as a senior manager at Ernst & Young.

Douglas L. Mann was named Senior Vice President and General Manager of the Advertising Inserts segment of Vertis in January 2007. Prior to that, Mr. Mann was employed by Gannett Company, Inc., where he served a dual role as president of Minneapolis Offset and group vice president of sales and marketing for the Gannett Offset Group. Prior to joining Gannett in 2001, Mr. Mann held various sales leadership positions at C2 Media, Ariston, and Reynolds & Reynolds.

David P. Colatriano was named Senior Vice President and General Manager of Direct Mail in April 2005. Prior to that, he served as Group President of Vertis North America East since August 2003. From June 2000 to August 2003, Mr. Colatriano served as the Group President of the former Direct Marketing Services segment of Vertis. Prior to June 2000 he held numerous positions at Webcraft Inc., beginning in January 1987, including Senior Vice President and General Manager, Vice President of Operations and Division Director. Prior to joining Webcraft, Mr. Colatriano worked as an Industrial Engineer with the Boeing Company.

John V. Howard, Jr. was named Chief Legal Officer and Secretary in February 2005. In July 2000, Mr. Howard was named Senior Vice President—General Counsel of Vertis, having served as general counsel of several Vertis subsidiaries beginning in 1998. Prior to joining Vertis, Mr. Howard was Counsel and Chief Intellectual Property Counsel for Andersen Worldwide, S.C. in Chicago, the parent entity of

Arthur Andersen and Andersen Consulting, in charge of all worldwide intellectual property matters for the Andersen organization. Before leaving for Andersen he was Chief Counsel for Quark, Inc., in Denver, a developer of QuarkXPress, in charge of all worldwide legal matters. Mr. Howard is also a Trustee on the Board of Trustees of the Hammond-Harwood House.

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

Gary L. Sutula has been Chief Information Officer since February 2005. Prior to joining Vertis, Mr. Sutula worked as an independent consultant from 2004 to 2005; served as Chief Operating Officer and Chief Information Officer of gLimit, Inc. from 2003 to 2004; and served as Corporate Senior Vice President and Chief Information Officer at R.R. Donnelley & Sons, Inc. from 1997 to 2003. Mr. Sutula has also served as Vice President and Chief Information Officer at Transamerica Financial Services and Senior Vice President and Chief Information Officer at American Savings Bank (Washington Mutual).

Donald E. Roland has served as a director of Vertis and Vertis Holdings since June 2000 and served as Chairman of the Board from April 2001 to November 2006. From March 2006 to November 2006 he served as non-executive Chairman of the Board of Directors. Mr. Roland was Chief Executive Officer of Vertis from June 2000 until February 2006. Prior to June 2000, Mr. Roland was the President beginning in October 1994 and, starting in June 1995, Chief Executive Officer of TC Advertising, a Vertis subsidiary. Mr. Roland joined TC Advertising in 1983 as Senior Vice President of Operations and became Executive Vice President in 1993. Prior to joining TC Advertising, he was at Times Mirror Press where he held numerous management positions including Director of Computer Graphics and Vice President of Operations. Mr. Roland also serves on the board of the University of Maryland, Baltimore Foundation, as well as the advisory board of the School of Continuing and Professional Studies, Center for Graphic Communications Management & Technology at New York University.

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

John T. Dillon has been a director of Vertis and Vertis Holdings since April 2005. In March 2005, Mr. Dillon became Vice Chairman of Evercore Capital Partners, a private equity fund, and a Senior Managing Director of Evercore Partners, an advisory and investment firm.  Prior to that, Mr. Dillon served as Chairman and chief executive officer of paper and forest products company International Paper from April 1996 until October 2003.  Following his retirement, Mr. Dillon served, and continues to serve, as a director of Caterpillar Inc., Kellogg Co. and E.I. DuPont de Nemours, and currently sits on the board of two privately held companies. Mr. Dillon is a past Chairman of the Business Roundtable.

Anthony J. DiNovi has been a director of Vertis since March 2001 and Vertis Holdings since December 1999. Mr. DiNovi has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1988 and currently serves as Co-President. Mr. DiNovi is currently a Director of American Media Operations, Inc., Dunkin’ Brands, Inc., Michael Foods, Inc., Nortek, Inc., US LEC Corporation and West Corporation as well as various other private companies.

Soren L. Oberg has been a director of Vertis and Vertis Holdings since May 2001. Mr. Oberg has been employed by Thomas H. Lee Partners, L.P., and its predecessor Thomas H. Lee Company since 1993. From 1992 to 1993, Mr. Oberg worked at Morgan Stanley & Co., Inc. in the Merchant Banking Division. Mr. Oberg also serves on the boards of American Media Operations, Inc., Cumulus Media Partners, Grupo Corporativo Ono, S.A., West Corporation and several other private companies. Mr. Oberg also serves on the audit committee of West Corporation.

Scott M. Sperling has been a director of Vertis since May 2001 and Vertis Holdings since December 1999. Mr. Sperling has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1994 and currently serves as Co- President. Mr. Sperling is currently a Director of Houghton Mifflin Company, Thermo Fisher Scientific, Inc., Warner Music Group, ProSiebensat.1 Media AG, as well as several private companies.

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

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and certain other senior financial personnel. The code of ethics can be viewed on our website at www.vertisinc.com.

ITEM 11            EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion relates to the compensation of Michael T. DuBose, Vertis’ Chairman and Chief Executive Officer; Stephen E. Tremblay, Vertis’ Chief Financial Officer; and the three other most highly compensated executive officers of Vertis (collectively, the “Named Executive Officers”) that were employed by the Company at December 31, 2006.

Compensation Philosophy

The general philosophy of the Company’s executive compensation program is to attract and retain talented management while ensuring that Named Executive Officers are compensated in a way that advances the interests of shareholders. To that end, the compensation program provides the Named Executive Officers with incentives to enhance the growth and profitability of the Company. The program is designed to reward both individual and collective achievement, with emphasis placed on year-over-year improvement, closely aligning the interests of management with the interests of shareholders. This is accomplished by emphasizing short-term reward opportunities, which are measured by annual EBITDA improvements and by each Named Executive Officer’s individual accomplishments that support EBITDA growth.

Compensation Program Components

The compensation of the Company’s Named Executive Officer is comprised of the following primary elements:

•       base salary,

•       annual cash incentive awards,

•       discretionary cash bonuses,

•       equity based compensation,

•       retirement and other benefits and

•       perquisites and other personal benefits.

Each of these components is designed to be consistent with the Company’s compensation philosophy and to achieve the goals described above. The following is a discussion of each compensation component and the items considered when determining the level of each component to be provided to each of the Named Executive Officers. See the Summary Compensation Table for the amounts of compensation by component for each Named Executive Officer.

Base Salary

In reviewing and approving the base salaries of the Named Executive Officers, the Company considers the terms of any employment contract with the executive; the recommendations of the Chief Executive Officer (except in the case of his own compensation, which is determined by the Board of Directors); a determination of what other companies might pay the executive for his or her services; the executive’s experience; and a subjective assessment of the nature of the executive’s performance and contribution to the Company. In 2004, the Company retained the services of an independent compensation consulting firm to benchmark key positions throughout the company. The survey conducted by the consulting firm considers such variables as geographic location, annual revenues for each business unit, and standard industry classification. Base pay levels for the Named Executive Officers are reviewed annually to ensure they remain competitive and appropriate. The Company utilizes various independent survey sources when performing their review. The predominant survey utilized in 2006 was the Salary Assessor Series published electronically by the Economic Research Institute. The Salary Assessor Series includes the Executive Compensation Assessor, which allows data segmentation by industry classification and annual revenues.

Annual Cash Incentive Compensation

In reviewing and approving the annual cash incentive compensation of the Named Executive Officers, the Board considers the overall Company performance as compared to the prior fiscal year, the Named

Executive Officer’s own performance as measured against their individual objectives and the extent to which the Company achieved its overall financial goals. Financial goals are based upon the Company’s EBITDA. For certain of the Named Executive Officers, the goals may also have a component that is based upon a particular segment’s EBITDA performance. If performance for the year is below minimum targeted EBITDA levels, no cash incentive is typically awarded. However, the Board of Directors (the “Board”) may make exceptions in the case of extraordinary individual achievement. If the Company’s or the respective segment’s targeted performance for the year is met or exceeded, each Named Executive Officer receives a formula-based payout. The formula is comprised of an individual performance factor, the Named Executive Officer’s target bonus percentage of pay, and a factor reflecting the level of Company achievement against performance goals. The Chief Executive Officer establishes individual performance goals for each Named Executive Officer other than himself. The Board establishes the individual objectives for the Chief Executive Officer. All goals and awards are subject to review and approval by the Board.  Under the executive incentive plan (the “EIP”) as of December 31, 2006, the potential bonus payouts for Mr. Tremblay, Mr. Colatriano and Mr. Howard were 50% of base salary, assuming bonus targets under the EIP were met, which can rise to 200% of the target incentive if the Company exceeds its goals. Mr. Sutula’s potential bonus payout as of December 31, 2006, was 40% of his base salary, assuming bonus targets under the EIP were met, which can rise to 200% of the target incentive if the Company exceeds its goals. No payments were made in 2006, 2005 and 2004 under the EIP. The Company may also, at its discretion, compensate the Named Executive Officers with cash bonuses outside of the Company’s EIP for personal achievement. The Company paid discretionary cash bonuses in the first quarter of 2006 of $100,000 each to Mr. Tremblay and Mr. Howard in recognition of performance efforts prior to 2006. In 2005, the Company paid a $200,000 discretionary cash bonus to Mr. Durbin based upon his past performance. The Company did not pay any discretionary cash bonuses to the Named Executive Officers for performance in 2006.

Base salary and annual cash incentive compensation are the primary components of the Named Executive Officers’ compensation. These components provide the Board the most effective means to reward achievement of the near-term goals, which are appropriate for the Company’s current ownership and capital structure. Emphasis on annual EBITDA improvement is consistent with the goals of the Company’s debt and equity holders. In addition, the Named Executive Officers may be provided other forms of compensation, as discussed below, to further align their efforts with those of the shareholders. While these other forms of compensation provide further enhancement to the executives’ total compensation package, they do not, individually and collectively, form a significant portion of the Named Executive Officer’s compensation.

Equity-Based Compensation

The Board may, in its full discretion, choose to grant restricted shares to the Named Executive Officers. The Company does not have an established program for the award of restricted shares. Awards are made on a case-by-case basis as determined by the Board. Restricted shares are granted subject to such restrictions as are set forth in the restricted share agreement for each executive. Shares typically do not become vested until immediately prior to a liquidity event (“Liquidity Event”), generally defined as a public offering of our common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities. The number of shares allocated to the Named Executive Officers is governed by a desire to provide a meaningful award in the event of a liquidity event without significantly impacting the level of ownership or control of the Company.

Retirement and Other Benefits

•       Employee Benefit Plans—The Named Executive Officers are eligible to participate in the same benefit programs made available to other full-time employees of the company. Such plans include a 401(k) retirement plan with company match, health and welfare plans, short-term disability, life insurance and other programs consistent with similarly situated companies. The level of benefit offered to the Named Executive Officers is consistent with those offered to all other employees who meet the eligibility rules of each plan.

•       Executive Compensation Deferral Program—The Named Executive Officers, in addition to certain other eligible employees, are entitled to participate in the Company’s deferred compensation plan. Pursuant to the deferred compensation plan, eligible employees can defer up to 100% of earnings from their base annual salary, annual bonus and commissions. The Company may in its sole discretion credit the account of any participant under the Deferred Compensation Plan, but the Company has not elected to do so. For each plan year for which a Named Executive Officer elects to defer compensation, the Named Executive Officer will elect the time and form of payment for that plan year, and such election may not be changed, except as allowed for scheduled in-service withdrawals under the plan. The Named Executive Officer may elect to have a plan year’s annual deferral amount paid in a scheduled in-service withdrawal or upon separation from service. For payment by scheduled in-service withdrawal, the Named Executive Officer may elect a lump sum or equal annual installments over 2, 3, 4 or 5 years. For payment upon separation from service, the Named Executive Officer may elect a lump sum or equal annual installments over 5, 10, or 15 years.

•       Frozen Benefit Plans—Several benefit plans were offered to certain Named Executive Officers by companies that were acquired, or merged together to form Vertis, Inc. Eligibility for these programs was generally frozen prior to 2006. Named Executive Officers that participated in these plans prior to the date eligibility was frozen continue to receive benefits under these plans. Such plans include the Company’s executive long-term disability plan and a qualified and non-qualified pension plan. The non-qualified pension plan is the Vertis Supplemental Executive Retirement Plan (the “SERP”). Benefits under the SERP are computed by multiplying the participant’s average salary for the last five years prior to retirement by a percentage equal to one percent for each year of service up to a maximum of 30 years. Benefits under the SERP are not subject to a deduction for Social Security. Benefits under the SERP are subject to an offset for amounts paid to participants under the Retirement Income Plan as of June 30, 2002, which allowed for discretionary contributions to plan participants and was merged into the Vertis 401(k) plan on July 1, 2002, and for matching contributions under the Vertis 401(k) plan. The qualified pension plan is the Webcraft Retirement Income Plan (“Webcraft RIP”). This plan pays a lump sum equal to the participant’s aggregate percentage credits multiplied by the highest five year average annual total compensation. The participant earns a specified amount of percentage credits for each year of employment that increases as the participant ages (1% at age 20 increasing to 10.6% at age 65).  Extra credits are earned for compensation above the level counted for Social Security benefits (0% at age 20 increasing to 3.4% at age 65). The Webcraft RIP was frozen at November 30, 1998, and no percentage credits are earned and no compensation is counted after that date. However, the frozen accrued benefit at that date is increased by 3% per year until termination of employment

Perquisites and Other Personal Benefits

The Company provides the Named Executive Officers with perquisites and other personal benefits that the Company believes are reasonable and consistent with its overall compensation program and are targeted to attract and retain superior employees for key positions in the Company. The following perquisites are made available to certain Named Executive Officers: automobile allowance, relocation benefits and temporary housing expenses.

Compensation Related Tax and Accounting Implications

The American Jobs Creation Act of 2004, which was enacted on October 22, 2004, changed the tax rules applicable to nonqualified deferred compensation arrangements, under which certain of the Named Executive Officers participate. While the final regulations have not become effective yet, the Company believes it is operating in good faith compliance with the provisions that were effective January 1, 2005.

The following table sets forth the compensation earned by the Named Executive Officers in the year ended December 31, 2006.

Summary Compensation Table

Name and Principal Position	Salary	Stock Awards(1)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings		All Other Compensation Earnings		Total
Michael T. DuBose Chairman and Chief Executive Officer(2)	$69,231				$1,980	(3)	$71,211
Stephen E. Tremblay Chief Financial Officer	322,308	$865,812	$4,037	(4)	18,415	(5)	1,210,572
David P. Colatriano Senior Vice President and General Manager—Direct Mail	312,692	614,400	8,149	(6)	16,789	(5)	952,030
Dean D. Durbin Former President and Chief Executive Officer(7)	563,091	2,031,759	27,101	(4)	1,157,449	(8)	3,779,400
John V. Howard, Jr. Chief Legal Officer and Secretary	295,932	614,400	810	(4)	16,588	(5)	927,730
Gary L. Sutula Chief Information Officer	246,092	423,281			11,880	(3)	681,253

(1)           Represents grants of restricted shares with a grant date fair value of $20.48 per share. See Note 16 to the consolidated financial statements included elsewhere in this Annual Report for further discussion of the assumptions used by the Company to determine this fair value in accordance with SFAS 123R.

(2)           Mr. DuBose was appointed chairman and chief executive officer of Vertis in November 2006. See “DuBose Employment Agreement” section for Mr. DuBose’s annual base salary.

(3)           Represents an auto allowance.

(4)           Represents the increase in the actuarial present value of the respective Named Executive Officer’s benefit under the SERP. See Note 14 to the consolidated financial statements included elsewhere in this Annual Report for further discussion of the Company’s retirement plans.

(5)           Represents an auto allowance and an amount contributed to the Company’s 401(k) plan for the Named Executive Officer.

(6)           Represents the increase in the actuarial present value of Mr. Colatriano’s benefit under the SERP. Mr. Colatriano also participates in the Webcraft Retirement Income Plan, under which the actuarial present value of his benefit decreased in 2006 by $1,634. This amount is not included in the summary compensation table above.

(7)           Mr. Durbin resigned his positions as President and Chief Executive Officer in November 2006.

(8)           Represents $1,140,000 in severance accrued for Mr. Durbin under his termination agreement dated January 2, 2007, $10,890 for an auto allowance paid to Mr. Durbin and $6,559 contributed to the Company’s 401(k) plan for Mr. Durbin.

The following table summarizes the grants in the year ended December 31, 2006 under our equity based compensation plan (see “Equity-Based Compensation” section).

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Units (#)(2)	Value ($)(3)
Michael T. DuBose
Stephen E. Tremblay	March 6, 2006				42,276	$865,812
		$165,000	$165,000	$330,000
David P. Colatriano	March 6, 2006				30,000	614,400
		157,500	157,500	315,000
Dean D. Durbin(4)	March 6, 2006				99,207	2,031,759
John V. Howard, Jr.	March 6, 2006				30,000	614,400
		149,058	149,058	298,116
Gary L. Sutula	March 6, 2006				20,668	423,281
		98,880	98,880	197,760

(1)          These amounts represent the potential bonus payments set forth in the Company’s EIP assuming bonus targets under the EIP, which are based upon the percentages of the achievement of an internally calculated pro forma EBITDA measure, are met. The bonus targets under the EIP were not met for the year ended December 31, 2006 and therefore the Named Executive Officers were not paid these bonuses in 2007.

(2)          Represents the number of shares of restricted stock granted to the Named Executive Officer on the respective grant date.

(3)          The grant date fair value of the restricted shares granted in 2006 was $20.48 per share. See Note 16 to the consolidated financial statements included elsewhere in this Annual Report for further discussion of the assumptions used by the Company to determine this fair value in accordance with SFAS 123R.

(4)          Mr. Durbin resigned from the Company in November 2006, therefore there is no estimated future payout for him under the Company’s EIP.

Employment Arrangements with Executive Officers

DuBose Employment Agreement.   The Company is in the process of finalizing an employment agreement with Michael T. DuBose that will contain mutually agreed upon terms and conditions that reflect Mr. DuBose’s employment as Chief Executive Officer and Chairman of the Board. Mr. DuBose is currently receiving an annual base salary of $750,000. All other terms and conditions of his employment are being negotiated.

Tremblay Employment Agreement.   The Company entered into an employment agreement with Stephen E. Tremblay dated April 22, 1997 (as amended to date, the “Tremblay Agreement”), pursuant to which Mr. Tremblay currently serves as Chief Financial Officer. The Tremblay Agreement may be terminated by either Mr. Tremblay or the Company at any time and for any reason. Under the Tremblay Agreement, Mr. Tremblay receives an annual base salary, as adjusted by the Board, and various employment benefits. In 2006, Mr. Tremblay received a base salary of $322,308. In addition, Mr. Tremblay received a special, discretionary cash bonus of $100,000, which was paid on March 6, 2006 (“Tremblay Special Bonus”) in recognition of performance efforts prior to 2006. The Tremblay Special Bonus was not considered as salary or bonus for purposes of the Company’s other benefit and compensation plans or for purposes of Mr. Tremblay’s employment agreement. In addition, it did not count in any severance calculations and was distinct from his annual bonus opportunity under the EIP. The Tremblay Agreement also provides that Mr. Tremblay receive an annual bonus targeted at not less than 50% of base salary (assuming bonus targets under the EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals. Additionally, the Tremblay Agreement provides that Mr. Tremblay receive certain fringe benefits, including participation in the SERP. The Company entered into a Restricted Stock Agreement with Mr. Tremblay effective May 20, 2004 pursuant to which Mr. Tremblay exchanged certain options to purchase shares of the common stock of the Company for 1,167 restricted shares of common stock of Vertis Holdings.  Mr. Tremblay also received a grant of 42,276 restricted shares of common stock of Vertis Holdings pursuant to a Restricted Stock Agreement effective March 6, 2006.

Colatriano Employment Agreement.   The Company entered into an employment agreement with Dave Colatriano, effective August 15, 2003 (the “Colatriano Agreement”), pursuant to which Mr. Colatriano currently serves as Senior Vice President and General Manager for Direct Mail. The Colatriano Agreement may be terminated by either Mr. Colatriano or the Company at any time for any reason. Under the Colatriano Agreement, Mr. Colatriano receives an annual base salary, as adjusted by the Board, and various employment benefits. In 2006, Mr. Colatriano received a base salary of $312,692. Under the Colatriano Agreement, Mr. Colatriano received a signing bonus of $50,000. The Colatriano Agreement also provides an annual bonus targeted at 50% of his base salary (assuming bonus targets under the EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals. Additionally, the Colatriano Agreement provides that Mr. Colatriano receive certain fringe benefits, including participation in the SERP. The Company entered into a Restricted Stock Agreement with Mr. Colatriano effective May 20, 2004 pursuant to which Mr. Colatriano exchanged certain options to purchase shares of the common stock of the Company for 6,683 restricted shares of common stock of Vertis Holdings.  Additionally, Mr. Colatriano received a grant of 30,000 restricted shares of common stock of Vertis Holdings pursuant to a Restricted Stock Agreement effective March 6, 2006.

Durbin Employment Agreement.   The Company entered into an employment agreement with Dean D. Durbin, effective August 30, 2003, which was amended by the parties on March 9, 2006 (the “Durbin Amendment”) (collectively, the “Durbin Agreement”). The Durbin Amendment changed Mr. Durbin’s position to President and Chief Executive Officer of Vertis and adjusted his annual base salary to $570,000. Under the Durbin Agreement, Mr. Durbin received an annual base salary, as adjusted by the Board, and various employment benefits. In 2006, Mr. Durbin received a base salary of $563,091. The Durbin Agreement also provided that Mr. Durbin received an annual bonus targeted at not less than 75% of base salary (assuming bonus targets under the EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which could rise to 200% of the target incentive if the Company exceeds its goals. Additionally, the Durbin Agreement provided that Mr. Durbin receive certain fringe benefits, including participation in the SERP. The Company entered into a Restricted Stock Agreement with Mr. Durbin effective May 20, 2004 pursuant to which Mr. Durbin exchanged certain options to purchase shares of the common stock of the Company for 14,406 restricted shares of common stock of Vertis Holdings.  Mr. Durbin also received a grant of 99,207 restricted shares of common stock of Vertis Holdings pursuant to a Restricted Stock Agreement effective March 6, 2006.

In connection with Mr. Durbin’s resignation in November 2006, the Company entered into a separation agreement with Mr. Durbin on January 7, 2007. See the “Durbin Severance Arrangement” section for a detailed discussion of this separation agreement.

Howard Employment Agreement.   The Company entered into an employment agreement with John Howard, effective August 31, 2003 (as amended to date, the “Howard Agreement”), pursuant to which Mr. Howard currently serves as Chief Legal Officer and Secretary. The Howard Agreement may be terminated by either Mr. Howard or the Company at any time for any reason. Under the Howard Agreement, Mr. Howard receives an annual base salary, as adjusted by the Board, and various employment benefits. In 2006, Mr. Howard received a base salary of $295,932. In addition, Mr. Howard received a special, discretionary cash bonus of $100,000, which was paid on March 6, 2006 (“Howard Special Bonus”) in recognition of performance efforts prior to 2006. The Howard Special Bonus was not considered as salary or bonus for purposes of the Company’s other benefit and compensation plans or for purposes of Mr. Howard’s employment agreement. In addition, it did not count in any severance calculations and was distinct from his annual bonus opportunity under the Company’s EIP. The Howard Agreement also provides that Mr. Howard receive an annual bonus targeted at not less than 50% of base salary (assuming bonus targets under the EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals. Additionally, the Howard Agreement provides that Mr. Howard receive certain fringe benefits, including participation in the SERP. The Company entered into a Restricted Stock Agreement with Mr. Howard effective May 20, 2004 pursuant to which Mr. Howard exchanged certain options to purchase shares of the common stock of the Company for 6,610 restricted shares of common stock of Vertis Holdings. Mr. Howard also received a grant of 30,000 restricted shares of common stock of Vertis Holdings pursuant to a Restricted Stock Agreement effective March 6, 2006

Sutula Employment Agreement.   The Company has entered into an employment agreement with Gary L. Sutula dated January 11, 2005 (the “Sutula Agreement”), pursuant to which Mr. Sutula currently serves as Chief Information Officer. The Sutula Agreement may be terminated by either Mr. Sutula or the Company at any time and for any reason. Under the Sutula Agreement, Mr. Sutula receives an annual base salary, as adjusted by the board of directors, and various employment benefits. In 2006, Mr. Sutula received a base salary of $246,092. The Sutula Agreement also provides that Mr. Sutula receive an annual bonus targeted at not less than 40% of base salary (assuming bonus targets under the EIP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals. Additionally, the Sutula Agreement provides that Mr. Sutula receive certain fringe benefits, including an automobile allowance and relocation assistance. As part of the Sutula Agreement, Mr. Sutula also received a grant of 5,000 restricted shares of common stock of Vertis Holdings, which were granted pursuant to a Restricted Stock Agreement effective February 18, 2005. Mr. Sutula has also received a grant of 20,668 restricted shares of common stock of Vertis Holdings pursuant to a Restricted Stock Agreement effective March 6, 2006.

The following table sets forth the number of unvested stock awards outstanding at December 31, 2006 for each Named Executive Officer and the market value of such awards.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Type of Award(1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Michael T. DuBose
Stephen E. Tremblay	Restricted shares	43,443	$889,713
David P. Colatriano	Restricted shares	36,683	751,268
	Rights	2,335	73,553
Dean D. Durbin	Restricted shares(2)	113,613	2,326,794
	Rights	6,002	189,063
John V. Howard, Jr.	Restricted shares.	36,610	749,773
Gary L. Sutula	Restricted shares	25,668	525,681

(1)          The Company, under the direction of its Board, may grant restricted shares to the Named Executive Officers under the Company’s equity based compensation plan. The restricted shares do not become vested until immediately prior to a Liquidity Event as defined in the “Equity-Based Compensation” section. Additionally, certain Named Executive Officers own rights (the “Rights”) to shares of common stock subject to a management subscription agreement. These management subscription agreements were entered into in connection with the Company’s recapitalization in 1999 with the intent to replace previously issued nonqualified stock options at equivalent economic value.

(2)          Under Mr. Durbin’s separation agreement, discussed in the “Durbin Severance Arrangement” section, he begins forfeiting any unvested restricted shares on the date of termination, as defined in the separation agreement, and based upon the terms specified in this agreement.

(3)          In calculating the market value of restricted shares and rights that have not vested as of December 31, 2006, the Company used a value of $20.48 per share and $31.50 per share, respectively, based upon the assumptions used by the Company in accordance with SFAS 123R (See Note 16 to the consolidated financial statements elsewhere in this Annual Report).

The following table presents detail of the Named Executive Officers’ benefits under the Company’s defined benefit plans.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)(1)	Present Value of Accumulated Benefit ($)
Michael T. DuBose
Stephen E. Tremblay	SERP	9.7	$4,608
David P. Colatriano	Webcraft Retirement Income Plan(2)	18.2	40,847
	SERP	20.0	72,106
Dean D. Durbin	SERP	9.4	63,606
John V. Howard, Jr.	SERP	8.8	1,659
Gary L. Sutula

(1)          The Board has the ability to grant extra years of service under these defined benefit plans at its discretion. As of December 31, 2006, the Board had not granted any extra years of service to the participating Named Executive Officers.

(2)          The benefits under the Webcraft Retirement Income Plan were frozen as of April 2005, therefore the number of years of credited service for Mr. Colatriano under this plan is less than his actual number of years of service with the Company.

The Company has two pension plans under which certain of the Named Executive Officers participate: the SERP and the Webcraft RIP. The actuarial valuation methods used for determining the present value of the accumulated benefit under the SERP and the Webcraft RIP are the projected unit credit cost method and the unit credit cost method, respectively. See Note 14 to the Company’s consolidated financial statements for further discussion of pension plan assumptions.

The “Frozen Benefit Plans” section discusses the benefit computation under the SERP and the Webcraft RIP. The optional forms of payment under the SERP are a single life annuity with payments ending upon the death of the Named Executive Officer; a 50% joint and survivor annuity which provides a reduced monthly benefit for the lifetime of the Named Executive Officer, with continuation of the benefit payable to the Named Executive Officer’s beneficiary after his death equal to 50% of the benefit received prior to his death; or a 100% joint and survivor annuity which provides a reduced monthly benefit for the lifetime of the Named Executive Officer, with continuation of the benefit payable to the Named Executive Officer’s beneficiary after his death equal to 100% of the benefit received prior to his death. The optional forms of payment under the Webcraft RIP are a single life annuity; a joint and survivor annuity where a certain percentage of the Named Executive Officer’s benefit is payable to their spouse at the death of the Named Executive Officer; a 10 year certain and life annuity which guarantees payments expiring at the later of the end of 120 monthly payments or the death of the Named Executive Officer; or a lump sum calculated as the actuarial equivalent of the accrued monthly benefit payable at the severance from service date.

Participants in the SERP are eligible for benefits at age 62 if they retire from the Company after age 55 and have completed at least 15 years of service. The Webcraft RIP allows for distribution of benefits upon termination from the Company whereby the benefit is adjusted for the actuarial difference between the date of termination and retirement.

Potential Payments upon Termination or Change-in-Control

DuBose Severance Arrangement.   The Company is in the process of finalizing an employment agreement with Michael T. DuBose, which will contain provisions regarding Mr. DuBose’s severance. The terms and conditions of his employment, other than his annual base salary, are still being negotiated.

Tremblay Severance Arrangement.   The Company entered into a severance arrangement with Mr. Tremblay, effective July 1, 2005, under which if Mr. Tremblay’s employment is terminated by the Company without cause, he will receive severance pay in the form of payroll continuation of his annual base salary as of his date of separation for a period of twelve months.

Colatriano Severance Arrangement.   The employment agreement of David P. Colatriano, described in the “Colatriano Employment Agreement” section, contains provisions regarding severance  (the “Colatriano Severance Arrangement”). Pursuant to the Colatriano Severance Arrangement, if Mr. Colatriano’s employment is terminated by the Company without cause or if the Company requires that he be based at a location which is more than fifty miles from the office at which he is based at the time of the relocation, he will receive severance pay, in the form of payroll continuation of his annual base salary as of his date of separation for a period of twelve months. If Mr. Colatriano remains unemployed at the end of those payments, he is eligible for a continuation of the severance pay for each month in which he remains unemployed up to a maximum of six months.

Durbin Severance Arrangement.   In connection with Mr. Durbin’s resignation in November 2006, the Company entered into a separation agreement with Mr. Durbin on January 7, 2007 (the “Durbin Separation Agreement”). Pursuant to the Durbin Separation Agreement, the Company agreed to provide Mr. Durbin with the severance benefits set forth in this agreement. Mr. Durbin continued his employment with the Company as a non-officer employee through February 28, 2007 (the “Date of Termination”), at which time Mr. Durbin’s employment terminated. Mr. Durbin continued to receive his current base salary and was eligible to participate in all Vertis retirement, health and welfare benefit plans through the Date of Termination. Furthermore, under the Durbin Agreement, Mr. Durbin forfeited on the Date of Termination 40% of his unvested shares of Vertis restricted common stock issued under the Restricted Stock Agreement dated May 20, 2004 and the Restricted Stock Agreement dated March 6, 2006. With respect to the remaining 60% of Mr. Durbin’s unvested shares of restricted common stock, 33% percent shall be forfeited on February 28, 2011, if they have not by such date become vested, and the remainder shall be forfeited equally on a monthly basis over a twenty-four month period commencing on the Date of Termination if they have not earlier become vested.

Additionally, pursuant to the Durbin Agreement, the Company waived its call rights, as provided for in the Amended and Restated Management Subscription Agreement dated August 31, 2003 (the “Subscription Agreement”), exclusive of any drag-along rights (as described and defined in the Subscription Agreement), against 6,002 shares of common stock held or that may be held by Mr. Durbin which the Company otherwise could have exercised upon the termination of Mr. Durbin’s employment with the Company. The Company also agreed to preserve the tag-along rights (as described and defined in the Subscription Agreement) granted to Mr. Durbin in the Subscription Agreement beyond the termination of his employment with the Company.

Howard Severance Arrangement.   The employment agreement of John V. Howard, Jr., described in the “Howard Employment Agreement” section, contain provisions regarding severance (the “Howard Severance Arrangement”). Pursuant to the Howard Severance Arrangement, if Mr. Howard’s employment is terminated by the Company without cause or by Mr. Howard for “good reason” following a “change in control” of the Company, he will receive a lump sum amount equal to three times the sum of (i) his annual base salary in effect immediately prior to the date of termination and (ii) the greater of his target bonus under the EIP in the year immediately preceding that in which the termination occurs and the annual bonus he would have earned for the fiscal year in which the date of termination occurs absent such termination. In addition, he will receive a prorated annual bonus equal to the bonus he would have received had he remained employed by the company through the last day of the fiscal year during which the date of termination occurs. The prorated bonus shall be determined, as near as practicable, based on actual performance achieved for the fiscal year through the date of termination, expressed as a percentage of targeted performance for that period. Finally, Mr. Howard and his eligible dependents will be entitled to one year of continued medical, dental, prescription and vision care insurance coverages (the “Continued Coverage”).

If Mr. Howard leaves the Company absent a change of control of the Company, the Howard Severance Arrangement provides the following payments and benefits:

•       if Mr. Howard’s employment is terminated upon his death or disability, the Company will pay to Mr. Howard or his estate a lump sum equal to earned annual base salary and earned annual bonus for completed fiscal years. In addition, the Company will provide Mr. Howard or his eligible dependents six months of the Continued Coverage and he will then be entitled to elect continuation coverage in accordance with the Internal Revenue Code of 1986 (the “COBRA coverage”);

•       if the Company terminates Mr. Howard’s employment for cause or he resigns other than for good reason, the Company will pay to him a lump sum equal to his annual base salary earned through the date of termination that has not been paid and earned annual bonus prior to the date of termination; and

•       if the Company terminates Mr. Howard’s employment other than for cause, death or disability, or he terminates for good reason, in addition to the payment of any unpaid amounts of his earned annual base salary and earned annual bonus for completed fiscal years which shall be paid within 30 days of termination, the Company will also pay a cash payment equal to 1.5 times the sum of (i) his annual base salary in effect immediately prior to the date of termination and (ii) the greater of his target bonus under the EIP in the year immediately preceding that in which the termination occurs and the annual bonus he would have earned for the fiscal year in which the date of termination occurs absent such termination. In addition, he will receive a prorated annual bonus equal to the bonus he would have received had he remained employed by the company through the last day of the fiscal year during which the date of termination occurs. The prorated bonus shall be based on the actual results for the completed fiscal year during which the date of termination occurs.

Also, the Company will (i) provide Mr. Howard and his eligible dependents six months of the Continued Coverage and he will then be eligible for COBRA coverage, and (ii) credit Mr. Howard with an additional year of vesting for purposes of his then outstanding options, which will remain exercisable in accordance with the terms of the applicable option grants and equity plan.

The following table presents an estimate of severance payments that would be provided to the Named Executive Officers if the applicable triggering event took place on December 31, 2006.

Triggering Event

Name	Termination by the Company Without Cause or Termination by the Executive Officer for “Good Reason” Following a Change in Control		Termination by the Company Without Cause or Termination by the Executive Officer for “Good Reason” Absent a Change in Control		Termination Upon Death or Disability	Termination by the Company for Cause or Termination by the Executive for Other Than Good Reason
Michael T. DuBose
Stephen E. Tremblay	$330,000
David P. Colatriano	315,000	(1)	$315,000	(1)
Dean D. Durbin			1,140,000	(2)
John V. Howard, Jr.	897,904		450,730		$3,556	$3,556
Gary L. Sutula

(1)          Under the Colatriano Severance Arrangement, if Mr. Colatriano remains unemployed at the end of the time period under which he would receive the severance payments above, he is eligible for a continuation of the severance pay for each month in which he remains unemployed up to a maximum of six months. In the event the maximum amount of severance continuation is provided by the Company, the total severance paid to Mr. Colatriano under both triggering events would be $472,500.

(2)          Represents severance set forth in the Durbin Separation Agreement effective January 7, 2007, which was entered into in connection with Mr. Durbin’s resignation from the Company in November 2006.

Compensation of Directors

Michael T. DuBose and Donald E. Roland were the directors of Vertis at December 31, 2006, who were also executive officers of the Company. Neither Mr. DuBose nor Mr. Roland received any additional compensation for service as members of the Board.

All non-employee directors of Vertis, except Michael S. Rawlings, are directly affiliated with either Thomas H. Lee Partners (“THL”) or Evercore Capital Partners (“ECP”), two significant shareholders of Vertis Holdings. Mr. Rawlings was appointed to the Board upon the nomination of THL and ECP pursuant to the Amended and Restated Investors’ Agreement among Vertis Holdings, THL, ECP and others, dated March 23, 2001. With the exception of Mr. Rawlings, as discussed below, none of the non-employee directors individually receive any compensation from Vertis for serving on the Board. Vertis, however, entered into consulting agreements with Thomas H. Lee Capital, LLC (an affiliate of THL), THL Equity Advisors IV, LLC (an affiliate of THL) and Evercore Advisor Inc. (an affiliate of ECP), pursuant to which Vertis pays annual fees to these parties in amounts of approximately $220,000, $780,000 and $250,000. See “Certain Relationships and Related Transactions.”

Mr. Rawlings was a Vertis Director at December 31, 2006, however he resigned from this position in February 2007. Prior to his resignation, Mr. Rawlings’ compensation for his service as a director was as follows:

•       $50,000 per year for service on the Board,

•       $50,000 per year for business consulting services, and

•       up to 7,500 shares of restricted stock over a three-year period, subject to the plan’s provisions.

The following table presents the compensation of the Company’s directors for the year ended December 31, 2006.

Director Compensation

Name	Fees Earned or Paid in Cash	All Other Compensation		Total Compensation
Michael S. Rawlings	$50,000	$50,000	(1)	$100,000

(1)          Represents business consulting services

Mr. Rawlings had 5,000 shares of restricted stock outstanding at December 31, 2006. These shares were cancelled in February 2007 when Mr. Rawlings resigned his position as a director of the Company.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee. Dean Durbin, during the time he was Chief Executive Officer of the Company, served on the Board and participated in deliberations with the Board regarding compensation of executive officers, other than his own compensation. Michael DuBose, current Chief Executive Officer of the Company and Chairman of the Board, began participating in deliberations with the Board regarding compensation of executive officers when he joined the Company, other than his own compensation.

ITEM 12            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

Vertis is a wholly-owned subsidiary of Vertis Holdings.

The following table sets forth certain information regarding the beneficial ownership of Vertis Holdings’ common stock as of February 28, 2007 for (i) each stockholder who is known by us to beneficially own more than 5% of Vertis Holdings common stock, (ii) each director and executive officer of Vertis and Vertis Holdings, and (iii) all of the directors and executive officers of Vertis and Vertis Holdings as a group.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Ownership(1)	Percentage of Class
Thomas H. Lee Partners L.P. and Affiliates(2) c/o Thomas H. Lee Partners, L.P., 75 State Street, Boston, MA 02109	8,844,938	65.1%
Evercore Capital Partners L.P. and Affiliates(3) 65 East 55th Street, 33rd Floor, New York, NY 10022	2,114,415	15.6%
Stephen E. Tremblay c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	43,443	*
David P. Colatriano(4) c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	39,018	*
Dean D. Durbin(5) c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	74,170	*
John V. Howard, Jr. c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	36,610	*
Gary L. Sutula c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	25,668	*
Douglas L. Mann c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	7,500	*
Ann M. Raider c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	13,267	*
Donald E. Roland(6) c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	72,469	*
Anthony J. DiNovi(7) c/o THL Partners, 75 State Street, Boston, MA 02109	7,166,451	52.7%
Scott M. Sperling(8) c/o THL Partners, 75 State Street, Boston, MA 02109	7,166,451	52.7%
Soren L. Oberg(9) c/o THL Partners, 75 State Street, Boston, MA 02109	7,146,253	52.6%
Ciara A. Burnham(10) c/o Evercore Capital Partners, 55 East 52 nd Street, 43 rd Floor, New York, NY 10055	2,114,415	15.6%
John T. Dillon(11) c/o Evercore Capital Partners, 55 East 52 nd Street, 43 rd Floor, New York, NY 10055	2,114,415	15.6%
All Directors and Executive Officers of Vertis and Vertis Holdings as a group (14 persons)(12)	356,615	2.6%

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

       (5) Includes rights entitling Mr. Durbin to 6,002 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings and 68,168 shares of restricted stock that vest immediately prior to a Liquidity Event. Per the Durbin Separation Agreement discussed in the “Durbin Severance Arrangement” section, 45,445 shares of restricted stock were forfeited on February 28, 2007.

       (6) Includes 52,003 shares of common stock and rights entitling Mr. Roland to 20,466 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings.

       (7) Director of Vertis Holdings and Vertis; includes 17,899 shares of common stock and warrants to purchase 519 shares of common stock which are currently exercisable and owned directly by Mr. DiNovi; and 3,042 shares of common stock and warrants to purchase 96 shares of common stock held by CLI/THLEF, which represent Mr. DiNovi’s pro rata ownership of those entities. Also includes the 6,135,560 shares of common stock and warrants to purchase 177,906 shares of common stock held by Fund IV; 212,097 shares of common stock and warrants to purchase 6,149 shares of common stock held by Foreign IV; and 595,905 shares of common stock and warrants to purchase 17,278 shares of common stock held by Foreign IV-B. Mr. DiNovi disclaims beneficial ownership of the shares held by Fund IV, Foreign IV, and Foreign IV-B except to the extent of his pecuniary interest therein.

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

(10) Director of Vertis Holding and Vertis; includes beneficially owned shares in the amount of 925,225 shares of common stock held by Evercore Capital; 222,199 shares of common stock held by Evercore Capital NQ; and 966,991 shares of common stock controlled by EBF. Ms. Burnham disclaims beneficial ownership of the shares held by Evercore Capital, Evercore Capital NQ and EBF except to the extent of her pecuniary interest therein.

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

(12) Includes 95,204 shares of common stock; rights to 28,803 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings, warrants to purchase 1,269 shares of common stock; and 231,339 shares of restricted stock that vest immediately prior to a Liquidity Event.

ITEM 13            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 7, 1999, we entered into consulting agreements commencing January 1, 2000 with each of Thomas H. Lee Capital, LLC (an affiliate of Thomas H. Lee Equity Fund IV, LP, a significant stockholder of Vertis Holdings), THL Equity Advisors IV, LLC (an affiliate of Thomas H. Lee Equity Fund IV, LP), and Evercore Advisors Inc. (an affiliate of Evercore Capital Partners, LP, a significant stockholder of Vertis Holdings). Under each agreement, these parties have agreed to provide us with consulting services on matters involving corporate finance, strategic corporate planning and other management skills and services. The annual fees payable to these parties under these agreements amount to approximately $220,000, $780,000 and $250,000, respectively. Unless otherwise agreed, the consulting agreements with Thomas H. Lee Capital, LLC and THL Equity Advisors IV, LLC expire when certain persons affiliated with THL cease to own at least one third of the number of Vertis Holdings common shares they collectively held immediately after December 7, 1999. The consulting agreement with Evercore Advisors Inc. expires when Evercore Capital Partners, LP and certain of its affiliates cease to own at least one third of the number of Vertis Holdings common shares they collectively held immediately after December 7, 1999. Among our directors of the board, Messrs. Di Novi, Oberg and Sperling are affiliated with THL and Ms. Burnham and Mr. Dillon are affiliated with ECP. See Item 10, “Directors, Executive Officers and Corporate Governance”.

On December 7, 1999, Vertis Holdings issued to certain of its equity investors $100.0 million aggregate principal amount of 12.0% mezzanine notes as part of a unit including warrants to purchase common stock of Vertis Holdings at the time of Vertis Holdings’ recapitalization. Effective with the closing of the Credit Facility in December 2004, interest will continue to be 13% payable in-kind unless certain conditions set forth in the credit agreement are met. In addition, the Company’s indentures include covenants that restrict payments from the Company to Vertis Holdings.

Our audit committee charter requires that the audit committee review and approve all related party transactions and discuss such transactions and their appropriate disclosure in our financial statements with management and the independent auditors.

ITEM 14            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the “Deloitte Entities”) for the audit of our consolidated annual financial statements for the years ended December 31, 2006 and 2005, and fees billed for other services rendered by Deloitte Entities.

	Year ended December 31,
	2006	2005
	(in thousands)
Audit fees(1)	$1,295	$1,214
Audit-related fees(2)	175	550
Tax fees(3)	143	631
Total fees billed	$1,613	$2,395

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

(2)          Audit-related fees consist mainly of services related to Sarbanes-Oxley Section 404 readiness and agreed-upon procedures engagements.

(3)          Tax fees consist of compliance fees for the preparation of the corporate tax returns and assistance on some UK tax issues.

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

All services provided by Deloitte Entities in fiscal 2006 were pre-approved by the audit committee or its designee.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)           Documents filed as part of this Report:

1.                Consolidated Financial Statements

The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof.

2.                Financial Statement Schedules

The financial statement schedule required in this Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on page F-40 hereof.

3.                Exhibits

3.1	Restated Certificate of Incorporation of Vertis, Inc.##
3.2	Amended and Restated By-Laws of Vertis, Inc.**
4.1

Indenture, dated as of June 24, 2002, among Vertis, Inc, (the “Company”), as Issuer, the Company’s subsidiaries listed on the signature pages thereof (the “Subsidiary Guarantors”) and the Bank of New York, as trustee**

4.2	Indenture, dated as of June 6, 2003 (the “Indenture”), among the Company as Issuer, the Subsidiary Guarantors and the Bank of New York, as Trustee.***
4.3

U.S. Security Agreement, dated December 7, 1999 and amended and restated as of June 6, 2003, among the Company, the Subsidiary Guarantors, Vertis Holdings, Inc. and certain of its subsidiaries listed on the signature page thereto, and GE Capital, as Collateral Agent#

4.4	Indenture, dated as of February 28, 2003, among the Company as Issuer, the subsidiary guarantors listed on the signature pages thereof and the Bank of New York, as Trustee.##
10.1

$200,000,000 Credit Agreement dated December 22, 2004 by and among Vertis, Vertis Limited, Vertis Digital Services Limited, General Electric Capital Corporation, GECC Capital Markets Group, Inc., Bank of America, N.A. and the other lenders and credit parties named therein.^

10.2

Limited Consent and Amendment No. 1 to Credit Agreement, dated as of October 3, 2005 by and among Vertis, Vertis Limited and Vertis Digital Services Limited, as Borrowers, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders and the other Lenders.****

10.3

Amendment No. 2 to Credit Agreement, dated as of November 22, 2005 by and among Vertis and Vertis Digital Services Limited, as Borrowers, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.****

10.4

Limited Consent and Amendment No. 3 to Credit Agreement, dated as of December 12, 2005 by and among Vertis and Vertis Digital Services Limited, as Borrowers, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.****

10.5

Amendment No. 4 to Credit Agreement, dated as of May 30, 2006 by and among Vertis as Borrower, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.##

10.6

Limited Consent and Amendment No. 5 to Credit Agreement, dated as of September 5, 2006 by and among Vertis as Borrower, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.##

10.7

Limited Consent and Amendment No. 6 to Credit Agreement, dated as of November 27, 2006 by and among Vertis as Borrower, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.##

10.8

Termination Agreement, dated November 25, 2005, by and among Manufacturers and Traders Trust Company, not individually but solely as trustee under the Amended and Restated Indenture and Servicing Agreement dated as of December 9, 2002, Vertis Receivables LLC and Vertis, Inc.****

10.9

Receivables Sale and Servicing Agreement dated November 25, 2005 by and among each of the Entities Party Hereto From Time to Time as Originators, Vertis Receivables II, LLC as Buyer and Vertis, Inc. as Servicer.****

10.10

Receivables Funding Administration Agreement dated as of November 25, 2005 by and among Vertis Receivables II, LLC, as Borrower, the Financial Institutions Signatory Hereto From Time to Time, as Lenders, and General Electric Capital Corporation, as a Lender, as Swing Line Lender and as Administrative Agent.****

10.11	Annex X to Receivables Sale and Servicing Agreement and Receivables Funding Administration Agreement dated as of November 25, 2005.****
10.12

First Amendment to Receivables Funding Administration Agreement dated as of September 5, 2006 by and among Vertis Receivables II, LLC, as Borrower, the Financial Institutions Signatory Hereto From Time to Time, as Lenders, and General Electric Capital Corporation, as a Lender, as Swing Line Lender and as Administrative Agent.##

10.13	Stock Purchase Agreement dated September 18, 2002 by and between Vertis Holdings and Dean D. Durbin.*†
10.14	Stock Purchase Agreement dated September 20, 2002 by and between Vertis Holdings and John V. Howard, Jr.*†
10.15	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and Donald Roland.#†
10.16	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and Dean D. Durbin.#†
10.17	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and Herbert W. Moloney III.#†
10.18	Service Agreement dated August 31, 2003 by and between Vertis Digital Services Limited and Adriaan Roosen.#†
10.19	Employment Agreement dated August 31, 2003 by and between Vertis, Vertis Holdings and John Howard.#†
10.20	Employment Agreement dated August 31,2003 by and between Vertis, Vertis Holdings and Catherine Leggett†^
10.21	Memo of Understanding dated August 15, 2003 by and between Vertis and Thomas Zimmer.#†

10.22	Memo of understanding dated August 15, 2003 by and between Vertis and David Colatriano†^
10.23	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Dean D. Durbin.†^
10.24	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to Dean D. Durbin.†^
10.25	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and John V. Howard, Jr†^
10.26	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to John V. Howard, Jr.†^
10.27	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Donald E. Roland.†^
10.28	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to Donald E. Roland.†^
10.29	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and David P. Colatriano.† ^
10.30	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to David P. Colatriano.† ^
10.31	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Thomas R. Zimmer.†^
10.32	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to Thomas R. Zimmer.†^
10.33	Employment Agreement dated October 13, 2004 by and between Vertis and Joe. M Scott.†^
10.34

Memo of Understanding dated November 6, 2004 by and between Vertis and Herbert W. Moloney III amending Mr. Moloney’s Employment Agreement dated August 31, 2003, and filed as Exhibit 10.44 to Vertis’ 2003 Annual Report on Form 10-K.†^

10.35

Memo of Understanding dated November 6, 2004 by and between Vertis and Herbert W. Moloney III amending Mr. Moloney’s Employment Agreement dated August 31, 2003 and filed as Exhibit 10.44 to Vertis’ 2003 Annual Report on Form 10-K.†^

10.36

Memo of Understanding dated November 12, 2004 by and between Vertis and Dean D. Durbin amending Mr. Durbin’s Employment Agreement dated August 31, 2003 and filed as Exhibit 10.43 to Vertis’ 2003 Annual Report on Form 10-K.†^

10.37	Employment Agreement dated January 11, 2005 by and between Vertis and Gary L. Sutula.†^
10.38	Employment Agreement dated March 3, 2005 by and between Vertis and Ann M. Raider.†****
10.39	Termination Agreement dated November 9,2005 by and between Vertis Digital Services Limited and Adriaan Roosen.†****
10.40	Letter Agreement dated March 9, 2006 amending Employment Agreement dated August 31, 2003 by and among Vertis, Vertis Holdings and Dean D. Durbin†****

10.41	Letter Agreement dated January 2, 2007 by and between Vertis and Dean D. Durbin regarding separation from employment.†##
10.42	Offer Letter and Business Responsibility Agreement dated January 10, 2007 by and between Vertis and Doug L. Mann.†##
10.43	Executive Incentive Plan for Vertis Executives dated March 1, 2005.†****
10.44	Employee Incentive Plan for Vertis Executives dated February 1, 2006.†****
10.45	Employee Incentive Plan for Vertis Executives dated January 1, 2007.†##
10.46	Vertis Holdings, Inc. 1999 Equity Award Plan.†****
10.47	Unanimous Written Consent of the Board of Directors of Vertis Holdings, Inc. changing the name of the Equity Award Plan to Vertis Holdings, Inc. 1999 Equity Award Plan.†****
10.48	Management Services Agreement dated December 7, 1999 between Thomas H. Lee Capital, LLC and Big Flower Holdings, Inc., predecessor in interest to Vertis Holdings, Inc.##
10.49	Management Services Agreement dated December 7, 1999 between THL Equity Advisors IV, LLC and Big Flower Holdings, Inc., predecessor in interest to Vertis Holdings, Inc.##
10.50	Management Services Agreement dated December 7, 1999 between Evercore Advisors, Inc. and Big Flower Holdings, Inc., predecessor in interest to Vertis Holdings, Inc.##
10.51

Limited Consent and Amendment No. 7 to Credit Agreement, dated as of March 30, 2007, by and among Vertis, as Borrower, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, the other Lenders, and Crystal Capital Fund, L.P, as a Joint-Lead Arranger.##

10.52

Second Amendment, dated March 30, 2007, to (i) that certain Receivables Funding and Administration Agreement, dated as of November 25, 2005 (as amended pursuant to that certain First Amendment dated as of September 5, 2006), among Vertis Receivables II, LLC,  as Borrower, the Financial Institutions From Time To Time Party Thereto, as Lenders,  and General Electric Capital Corporation, as administrative agent for the Lenders and (ii) that certain Receivables Sale and Servicing Agreement, dated as of November 25, 2005 among Borrower, Vertis, as Servicer, and each of the Entities Party Hereto From Time to Time as Originators.##

12.1	Statement re computation of ratios of earnings to fixed charges.##
21.1	List of subsidiaries of Vertis, Inc.##
31.1	Certification of Michael T. DuBose, Chairman and Chief Executive Officer, dated April 2, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002.##
31.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated April 2, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002.##

*	Incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
**	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-4 (No. 333-97721).

***	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement on Form S-4 (No. 333-106435).
****	Incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
##	Filed herewith.
#	Incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
^	Incorporated by reference to the corresponding exhibit to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
†	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.
BY:	/s/ MICHAEL T. DUBOSE
Name: Michael T. DuBose
Title: Chairman and Chief Executive Officer

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date
/s/ MICHAEL T. DUBOSE	Chairman and Chief Executive Officer	April 2, 2007
Michael T. Dubose	(Principal Executive Officer)
/s/ CIARA A. BURNHAM	Director	April 2, 2007
Ciara A. Burnham
/s/ JOHN T. DILLON	Director	April 2, 2007
John T. Dillon
/s/ ANTHONY J. DI NOVI	Director	April 2, 2007
Anthony J. Dinovi
/s/ SOREN L. OBERG	Director	April 2, 2007
Soren L. Oberg
/s/ DONALD E. ROLAND	Director	April 2, 2007
Donald E. Roland
/s/ SCOTT M. SPERLING	Director	April 2, 2007
Scott M. Sperling
/s/ STEPHEN E. TREMBLAY	Chief Financial Officer	April 2, 2007
Stephen E. Tremblay	(Principal Financial and Accounting Officer)

VERTIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Vertis, Inc. and subsidiaries:
Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of Vertis, Inc. and subsidiaries (the “Company”), a wholly-owned subsidiary of Vertis Holdings, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholder’s deficit, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule referred to in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vertis, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Baltimore, Maryland
April 2, 2007

Vertis, Inc. and Subsidiaries
Consolidated Balance Sheets
In thousands, except per share amounts

As of December 31,	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,710	$1,828
Accounts receivable, net	139,426	145,049
Inventories	48,227	51,735
Maintenance parts, net	22,292	20,500
Prepaid expenses and other current assets	8,578	9,027
Current assets of operations held for sale	—	7,056
Total current assets	224,233	235,195
Property, plant and equipment, net	330,039	336,248
Goodwill	246,260	238,566
Deferred financing costs, net	14,838	20,755
Other assets, net	29,316	30,341
Long-term assets of operations held for sale	—	11,534
Total assets	$844,686	$872,639
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$186,638	$229,812
Compensation and benefits payable	34,755	37,645
Accrued interest	14,300	14,110
Accrued income taxes	897	2,347
Current portion of long-term debt	5
Other current liabilities	28,165	23,385
Current liabilities of operations held for sale	—	1,960
Total current liabilities	264,760	309,259
Due to parent	3,491	7,898
Long-term debt	1,096,036	1,049,059
Other long-term liabilities	30,482	32,301
Total liabilities	1,394,769	1,398,517
Stockholder’s deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,689	409,689
Accumulated deficit	(953,090)	(926,895)
Accumulated other comprehensive loss	(6,682)	(8,672)
Total stockholder’s deficit	(550,083)	(525,878)
Total liabilities and stockholder’s deficit	$844,686	$872,639

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Consolidated Statements of Operations
In thousands

Year Ended December 31,	2006	2005	2004
Revenue	$1,468,661	$1,470,088	$1,474,359
Operating expenses:
Costs of production	1,160,392	1,140,582	1,137,216
Selling, general and administrative	142,916	149,395	157,694
Restructuring charges	16,001	17,119	4,501
Depreciation and amortization of intangibles	58,788	62,829	65,430
	1,378,097	1,369,925	1,364,841
Operating income	90,564	100,163	109,518
Other expenses, net:
Interest expense, net	131,023	128,821	132,809
Other, net	7,337	7,653	47,685
	138,360	136,474	180,494
Loss from continuing operations before income tax benefit and cumulative effect of accounting change	(47,796)	(36,311)	(70,976)
Income tax benefit	(1)	(8,070)	(66,053)
Loss from continuing operations before cumulative effect of accounting change	(47,795)	(28,241)	(4,923)
Discontinued operations:
Income (loss) from discontinued operations	21,600	(143,389)	(6,210)
Loss before cumulative effect of accounting change	(26,195)	(171,630)	(11,133)
Cumulative effect of accounting change	—	(1,600)	—
Net loss	$(26,195)	$(173,230)	$(11,133)

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Consolidated Statements of Stockholder’s Deficit
In thousands, except where otherwise noted

	Shares	Common Stock	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2004	1	$—	$408,964	$(742,512)	$(8,650)	$(342,198)
Net loss				(11,133)		(11,133)
Currency translation adjustment					5,962	5,962
Minimum pension liability adjustment					(1,270)	(1,270)
Comprehensive loss						(6,441)
Dividends to parent				(15)		(15)
Capital contributions by parent			95			95
Other				(1)		(1)
Balance at December 31, 2004	1	—	409,059	(753,661)	(3,958)	(348,560)
Net loss(1)				(173,230)		(173,230)
Currency translation adjustment(1)					(4,294)	(4,294)
Minimum pension liability adjustment					(420)	(420)
Comprehensive loss						(177,944)
Dividends to parent				(4)		(4)
Capital contributions by parent			660			660
Other			(30)			(30)
Balance at December 31, 2005	1	—	409,689	(926,895)	(8,672)	(525,878)
Net loss				(26,195)		(26,195)
Currency translation adjustment					31	31
Minimum pension liability adjustment					3,208	3,208
Comprehensive loss						(22,956)
Adjustment related to the adoption of SFAS 158(2)					(1,249)	(1,249)
Balance at December 31, 2006	1	$—	$409,689	$(953,090)	$(6,682)	$(550,083)

(1)          Includes a $1.4 million reclassification adjustment related to a translation gain realized upon the sale of the Company’s Europe segment (see Note 4.)

(2)          See Note 15 for further discussion.

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
In thousands

Year Ended December 31,	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(26,195)	$(173,230)	$(11,133)
Adjustments for discontinued operations	(21,600)	143,389	6,210
Net loss from continuing operations	(47,795)	(29,841)	(4,923)
Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	58,788	62,829	65,430
Amortization of deferred financing costs	6,306	7,265	7,831
Write-off of deferred financing fees			1,788
Accretion of long-term debt discounts	3,961	3,961	3,962
Cumulative effect of accounting change		1,600
Loss on termination of leasehold interest			44,012
Deferred income taxes			(66,733)
Provision for doubtful accounts	942	1,544	670
Other, net	2,544	1,532	(512)
Changes in operating assets and liabilities (excluding effect of acquisitions and dispositions):
Decrease (increase) in accounts receivable	9,078	(7,537)	9,323
Decrease (increase) in inventories	5,211	(10,664)	(4,403)
Decrease (increase) in prepaid expenses and other assets	2,234	(5,574)	3,644
Decrease in accounts payable and other liabilities	(28,033)	(19,263)	(10,327)
Net cash provided by continuing operating activities	13,236	5,852	49,762
Net income (loss) from discontinued operations	21,600	(143,389)	(6,210)
Change in net assets of discontinued operations held for sale	(23,146)	143,230	3,993
Net cash used in discontinued operations	(1,546)	(159)	(2,217)
Net cash provided by operating activities	11,690	5,693	47,545
Cash Flows from Investing Activities:
Capital expenditures	(46,936)	(40,165)	(43,731)
Software development costs capitalized	(2,049)	(2,032)	(1,905)
Proceeds from sale of property, plant and equipment	785	1,021	808
Proceeds from sale of businesses, net	41,071	2,361
Proceeds from termination of leasehold interest			31,068
Acquisition of business, net of cash acquired	(21,017)	(3,430)
Investing activities of discontinued operations		(1,520)	(5,232)
Net cash used in investing activities	(28,146)	(43,765)	(18,992)
Cash Flows from Financing Activities:
Issuance of long-term debt under new revolving credit facility			103,294
Repayment of debt under prior revolving credit facility			(102,932)
Net borrowings (repayments) under revolving credit facilities	41,470	21,197	(57,705)
Repayments of long-term debt	(34)	(6)	(74)
Deferred financing costs	(388)	(1,204)	(5,605)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(21,807)	15,030	13,976
Dividends to parent		(4)	(15)
Capital contributions by parent			95
(Advances to) distributions from parent	(480)	1,150	(47)
Financing activities of discontinued operations	1,546	3,169	19,405
Net cash provided by (used in) financing activities	20,307	39,332	(29,608)
Effect of exchange rate changes on cash	31	(2,070)	1,610
Net increase (decrease) in cash and cash equivalents	3,882	(810)	555
Cash and cash equivalents at beginning of year	1,828	2,638	2,083
Cash and cash equivalents at end of year	$5,710	$1,828	$2,638

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.   BASIS OF PRESENTATION

Principles of Consolidation—The consolidated financial statements include those of Vertis, Inc. and its subsidiaries (together, the “Company”). All significant intercompany balances and transactions have been eliminated.

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

The Company charges customers for shipping and handling charges. The amounts billed to customers are recorded as revenue and actual charges paid by the Company are included in costs of production in the consolidated statements of operations.

The Company bills its customers for sales tax calculated on each sales invoice and records a liability for the sales tax payable, which is included in other current liabilities on the Company’s consolidated balance sheet. Sales tax billed to a customer is not included in the Company’s revenue.

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

Intangible assets other than goodwill, which include trademarks, a customer base and a non-compete agreement, are amortized over the terms of the related agreements or life of the intangible asset. Accumulated amortization was $2.8 million and $1.7 million at December 31, 2006 and 2005, respectively. Deferred financing costs are amortized over the terms of the related financing instruments.

Goodwill—Goodwill is accounted for under the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under the provisions of this statement, the Company’s goodwill is tested for impairment on an annual basis. The Company elected January 1 of each year as the annual test date. Each of the Company’s reporting units is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units. See Note 4 for discussion of the Europe impairment loss recorded in 2005. No impairment of goodwill was noted in 2006 and 2004.

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

Long-Term Debt (Excluding Revolving Credit Facility)—The fair value of the senior secured second lien notes, with a principal amount of $350.0 million, approximated $361 million and $363 million at December 31, 2006 and 2005, respectively. The fair value of the senior unsecured notes, with a principal amount of $350.0 million, approximated $351 million and $346 million at December 31, 2006 and 2005, respectively. The aggregate fair value of the remaining debt outstanding at December 31, 2006 and 2005 approximated $264 million and $240 million, respectively.

Asset Retirement Obligations—The Company accounts for asset retirement obligations under SFAS 143, “Accounting for Asset Retirement Obligations”, as interpreted by FIN 47, “Accounting for Conditional Asset Retirement Obligations”, whereby the Company recognizes a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. The Company recorded a $1.6 million cumulative effect of accounting change for the twelve months ended December 31, 2005 as a result of adopting FIN 47 on December 31, 2005. There were no material changes to the liability recognized for asset retirement obligations in 2006.

Stock Based Compensation—Employees of the Company participate in Vertis Holdings’ 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. The Company has options, restricted shares, retained shares and rights outstanding under the Stock Plan at December 31, 2006. The Company accounts for these stock based awards under SFAS No. 123 (revised), “Share-Based Payments” (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the Company’s financial statements based on their grant date fair values. The Company adopted SFAS 123R on January 1, 2006, applying the modified prospective transition method outlined in the Statement. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. See Note 16, “Vertis Holdings Share Based Compensation”, for further discussion.

Concentration of Credit Risk—The Company provides services to a wide range of clients who operate in many industry sectors in varied geographic areas. The Company grants credit to all qualified clients and does not believe that it is exposed to undue concentration of credit risk to any significant degree.

New Accounting Pronouncements—In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133 and 140” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of Statement No. 140” (“SFAS 156”). SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. For subsequent measurements, SFAS 156 permits companies to choose, on a class-by-class basis, either an amortization method or a fair value measurement method. The provisions of this Statement are effective for the Company in the reporting period beginning January 1, 2007. The adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“ FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 is intended to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for the Company for fiscal years beginning after December 15, 2006. The cumulative effect of applying this interpretation must be reported as an adjustment to the opening balance of the Company’s stockholder’s deficit in 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements and anticipates the adjustment to stockholder’s deficit will not be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies the principle that fair value should be based on the assumption market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is not able to assess at this time the future impact of this Statement on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the overfunded or underfunded status of a benefit plan in its statement of financial position and to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS 158 also requires an entity to measure defined benefit plan assets and obligations as of the date of its fiscal year-end. Additional footnote disclosures are also required under SFAS 158.  The provisions of this Statement are effective for the Company as of December 31, 2007. The Company adopted this statement on December 31, 2006. See Note 14 for further discussion.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that is material. The guidance in SAB 108 should be applied by the Company beginning with the financial statements for the year ended December 31, 2006. The Company adopted this Statement without material impact on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. If an entity chooses this practice, it shall report unrealized gains and losses on the items for which the fair value option has been elected at each subsequent reporting date. The fair value option may be elected for a single eligible item without electing it for other identical items, with certain exceptions specified in the Statement. Additional disclosures are required for en entity that chooses to elect the fair value option. The provisions of this Statement are effective for the Company on January 1, 2008. Early adoption is permitted under certain circumstances as specified in this Statement. The Company is not able to assess at this time the future impact of this Statement on its consolidated financial position or results of operations.

3.   SUMMARY OF ACCOUNTING REVISIONS

In 2005, the Company revised its revenue recognition policy for printed materials to recognize revenue when product is shipped. Prior to the change, revenue was recorded when these materials were completed and off-press. This revision resulted in a $12.7 million decrease in revenue and a $2.9 million increase in loss from continuing operations for the year ended December 31, 2005.

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

4.   DISCONTINUED OPERATIONS

On September 8, 2006, the Company entered into an agreement to sell its fragrance business, which included two presses and the Company’s fragrance lab and microencapsulation facility, all of which were located in one of the Company’s Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the business. The sale agreement was entered into as the result of a strategic decision by the Company to move away from this line of business and focus its resources on the growth of its other direct marketing product lines.

Included in the agreement to sell the fragrance business was a transition services agreement (the “Transition Agreement”) under which the Company provided services on a subcontracting basis to the purchaser of the fragrance business (the “Purchaser”), utilizing certain assets of the business that was sold. These assets remained at the Company’s Direct Mail facility during the time of the Transition Agreement. As of December 31, 2006, the Company has completed its performance of the subcontracting services under the Transition Agreement and the remaining assets of the fragrance business were transferred to the Purchaser’s facilities.

As of December 31, 2006, the Company had received proceeds of $41.1 million related to the sale of its fragrance business, and estimates the total proceeds from the sale to be $42.1 million, including $1.0 million of proceeds that are held in escrow at year end. A portion of the proceeds held in escrow, $0.5 million, were released to the Company in January 2007. The remaining $0.5 million will be held in escrow until April 10, 2007, at which time it will be released to the Company if there have not been any claims filed by the Purchaser. The sale of the Company’s fragrance business resulted in a gain on sale of $21.4 million, which is included in income (loss) from discontinued operations on the consolidated statements of operations. The Company estimates the total gain on the sale to be $21.9 million, including the $0.5 million of proceeds held in escrow to be released in April 2007, which are included in other current liabilities on the Company’s consolidated balance sheet at December 31, 2006.

The results of the fragrance business, which had been reported under the Direct Mail segment, have been accounted for as discontinued operations. These results are included in income (loss) from discontinued operations on the consolidated statements of operations. No taxes were recorded for the fragrance business due to pretax losses and tax benefits being offset by deferred tax valuation allowances, see Note 13. Interest was not allocated to discontinued operations as the divestiture of the fragrance business was on a debt-free basis. Prior year financial statements have been restated to reflect the fragrance business as discontinued operations. Select results of this business, are presented in the following table.

	2006		2005	2004
	(in thousands)
Revenue	$26,683		$40,200	$32,309
Income from operations	1,146		5,401	4,007
Gain on sale of discontinued operations	21,443	(1)
Income from discontinued operations	$22,589		$5,401	$4,007

(1)          The gain on sale of discontinued operations is net of the costs incurred to sell the fragrance business.

The assets and liabilities of the Company’s fragrance business are presented separately under the captions “Assets of operations held for sale” and “Liabilities of operations held for sale,” respectively, in the accompanying consolidated balance sheet at December 31, 2005. The components of these balance sheet line items are specified in the discontinued operations’ balance sheet as follows:

December 31,
2005
(in thousands)
Assets of operations held for sale—Current:
Accounts receivable, net	$6,357
Inventory	699
Total current assets of operations held for sale	$7,056
Assets of operations held for sale—Long-term:
Property, plant and equipment	$417
Goodwill allocated to Fragrance business	11,117 (1)
Total long-term assets of operations held for sale	$11,534
Liabilities of operations held for sale—Current:
Accounts payable	$1,615
Accrued expenses and other current liabilities	345
Total liabilities of operations held for sale	$1,960

(1)          In conjunction with the disposition of the Company’s fragrance business, a goodwill valuation of the direct mail reporting unit was performed by an independent third party. As a result of this valuation, $11.1 million of goodwill was allocated to the fragrance business. See Note 2 for discussion of the Company’s goodwill accounting policy.

During the third quarter of 2005, the Company decided to sell the two divisions in its European segment primarily because each had incurred operating losses and neither was deemed a fit within the Company’s overall strategy. As a result, the Company accounted for the operations of its European segment as a discontinued operation. The direct mail division of this segment was sold on October 3, 2005 and the premedia division of this segment was sold on December 14, 2005.

The results of the Company’s European segment, which are included in the income (loss) from discontinued operations on the consolidated statements of operations, are presented in the following table.

No taxes were recorded in this segment due to pretax losses and tax benefits being offset by deferred tax valuation allowances, see Note 13. Interest was not allocated to discontinued operations as the divestiture of the European business was on a debt-free basis. The 2006 discontinued operations amounts presented in the table below represent adjustments related to the divestiture of the Company’s European segment. See the footnotes to the following table for further discussion.

	2006		2005		2004
	(in thousands)
Revenue			$99,982		$138,583
Loss from operations	$(422	)(1)	(147,238	)(3)	(10,217)
Loss on sale of discontinued operations	(567	)(2)	(1,552	)(4)
Loss from discontinued operations	$(989)		$(148,790)		$(10,217)

(1)          Amount represents a payment made to a former employee of the Company’s European segment in respect of the employee’s termination agreement.

(2)          Amount represents a settlement paid in relation to a lawsuit brought against the Company by one of the European segment’s customers.

(3)          Includes $136.2 million of other impairment charges, as discussed below, and write-downs of long-lived assets recorded prior to the sale.

(4)          The loss on sale of discontinued operations is net of the costs incurred to sell the Europe segment.

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

5.                 RESTRUCTURING

In 2006, the Company began a restructuring program (the “2006 Program”) to address the continuing issue of industry-wide overcapacity and streamline operations to capitalize on operating efficiencies and improve productivity and consistency, thus reducing the Company’s overall cost base. Under the 2006 program, restructuring actions included reductions in work force of 537 employees and the closure of one advertising inserts production facility, one inserts sales office, one direct mail fulfillment facility and two premedia production facilities. All approved restructuring actions under the 2006 Program were complete as of December 31, 2006. Costs associated with approved restructuring actions under the 2006 Program were $16.0 million, all of which were recorded in 2006.

In the year ended December 31, 2006, under the 2006 Program, the Advertising Inserts segment recorded $3.7 million in severance and related costs associated with the elimination of 243 positions and $0.6 million in facility closing costs as well as a $1.4 million write-down of assets associated with the closure of a production facility. The Direct Mail segment recorded $1.8 million in severance and related costs in 2006 associated with the elimination of 126 positions and the closure of a fulfillment facility. Corporate and Other recorded $5.6 million in severance and related costs in 2006 associated with the elimination of 137 positions and $2.9 million in facility closure costs, $1.4 million of which reflects an adjustment to restructuring expense primarily related to a recalculation of facility closure costs expected to be paid based on a revised assumption of estimated sublease income, and the remainder associated with the closure of two premedia production facilities in 2006.

Included in the 2006 segment restructuring expense amounts above are $0.9 million of aggregate severance costs allocated to the segments based on percentages established by management. The severance costs are related to the elimination of 31 shared services positions and the facilities costs represent accretion expense.

Liabilities for severance costs related to future restructurings are not accrued as the amounts cannot be reasonably estimated. The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency. It is likely that the Company will incur additional restructuring costs in 2007 in an on-going effort to achieve these objectives.

The Company’s 2005 restructuring program (the “2005 Program”) aimed at regionalizing and streamlining operations to capitalize on operating efficiencies and improve productivity and consistency, and reducing the Company’s overall cost base. The 2005 Program included reductions in work force of approximately 490 employees; the closure of six premedia facilities, one advertising inserts warehouse, and two advertising inserts regional offices, some of which are associated with the consolidation of operations; and the transfer of certain positions. The total cost associated with actions taken under the 2005 Program was $19.9 million (net of estimated sublease income of $1.3 million), approximately all of which were recorded in 2005. The execution of the 2005 Program was complete as of December 31, 2005. Included in the 2005 Program, were restructuring costs of $3.5 million related to reductions in workforce of approximately 130 employees in the Company’s Vertis Europe segment. These costs are included in the loss from discontinued operations on the Company’s consolidated statement of operations (see Note 4).

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

In 2004, the Advertising Inserts segment recorded $0.2 million in severance costs. Corporate and Other recorded $0.3 million in severance costs due to headcount reductions of approximately 50 employees, and $3.5 million in facility closure costs. These costs were associated with the Company’s 2003 restructuring program, which included the closure of facilities, some of which were associated with the consolidation of operations; transfer of certain positions to the corporate office; reductions in work force of approximately 260 employees; and the abandonment of assets associated with vacating these premises. Additionally, in 2004 the Company announced an amendment of an executive level employment agreement resulting in an estimated cost of $1.2 million. Corporate and Other recorded $0.5 million in restructuring costs in 2004 related to this amendment. Europe recorded $2.4 million in restructuring costs in 2004, which are included in the loss from discontinued operations on the Company’s consolidated statement of operations.

The significant components of the restructuring and asset impairment charges were as follows:

	Severance and Related Costs	Asset Write Off & Disposal Costs	Facility Closing Costs	Other Costs	Total
	(in thousands)
Balance at January 1, 2004	$1,800	$—	$9,305	$525	$11,630
Restructuring charges in 2004	960	35	3,506		4,501
Restructuring payments and usage in 2004	(2,016)	(35)	(5,939)	50	(7,940)
Balance at December 31, 2004	744	—	6,872	575	8,191
Restructuring charges in 2005	14,748	(109)	2,480 (1)		17,119
Restructuring payments and usage in 2005	(12.572)	109	(3,557)	(575)	(16,595)
Balance at December 31, 2005	2,920	—	5,795	—	8,715
Restructuring charges in 2006	11,128	1,354	3,519 (2)		16,001
Restructuring payments and usage in 2006	(10,855)	(1,354)	(4,296)		(16,505)
Balance at December 31, 2006	$3,193	$—	$5,018	$—	$8,211

(1)          Includes accretion expense of $0.3 million.

(2)          Includes accretion expense of $0.6 million.

Accrued restructuring reserves total approximately $8.2 million at December 31, 2006. The Company expects to pay approximately $4.2 million of the accrued restructuring costs during the next year, and the remainder, approximately $4.0 million, by 2011. The portion of this accrual attributable to facility closing costs is recorded net of estimated sublease income at its present value. Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

The restructuring charges are comprised of the following:

	2006	2005	2004
	(in thousands)

Charges requiring cash payments	$14,647	$17,228	$4,466
(Gain) loss on asset disposals in closed locations	1,354	(109)	35
	$16,001	$17,119	$4,501

6.                 ACQUISITIONS

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

Goodwill arising in connection with the USA Direct acquisition was approximately $7.7 million, calculated as the excess of the purchase price over the fair value of the net assets acquired. The Company expects to deduct the full amount of this goodwill for tax purposes, the amount of which will increase the Company’s net tax benefit carryforwards (See Note 13).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the USA Direct acquisition. The Company determined the fair value of certain USA Direct assets and intangibles including the use of a third party valuation, which was finalized in the fourth quarter of 2006. Adjustments to goodwill in the amount of $1.7 million have been made in the fourth quarter of 2006 related to a $1.5 million revision to the valuation of the customer base and trademark being acquired, a $0.3 million write-off of obsolete inventory on USA Direct’s books, offset by a $0.1 million adjustment to property, plant and equipment based on the valuation. The Company is in the process of finalizing the working capital calculation under the USA Direct purchase agreement, thus, the allocation of the purchase price is subject to refinement. The Company expects the purchase price to be finalized in the second quarter of 2007.

As of May 31,	2006
(in thousands)
ASSETS
Current assets	$6,252
Property, plant and equipment	7,973
Goodwill	7,693
Customer base(1)	3,600
Trademark	40
Other long-term assets(2)	122
Total assets acquired	$25,680
LIABILITIES
Current Liabilities	$4,611
Total liabilities assumed	4,611
Net assets acquired—Purchase price	$21,069

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

Goodwill arising in connection with the Elite acquisition was approximately $2.8 million.  Goodwill is calculated as the excess of the liabilities assumed over the fair value of the net assets acquired. The financial results of Elite are included in the Company’s consolidated financial statements from the date of acquisition.

The following unaudited pro forma information reflects the Company’s results adjusted to include USA Direct as though the acquisition had occurred at the beginning of 2005 and Elite as though the acquisition had occurred at the beginning of 2004.

	Twelve months ended
	December 31,
	2006	2005	2004
	(In thousands)
Revenue	$1,482,806	$1,499,744	$1,475,121
Loss from continuing operations before cumulative effect of accounting change	(48,111)	(25,352)	(5,093)
Net loss	(26,511)	(170,341)	(11,303)

7.                 ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	2006	2005
	(in thousands)
Trade—billed	$114,263	$119,742
Trade—unbilled	20,522	17,076
Other receivables	7,500	9,725
	142,285	146,543
Allowance for doubtful accounts(1)	(2,859)	(1,494)
	$139,426	$145,049

(1)          The Company recorded a provision for doubtful accounts of $0.9 million, $1.5 million and $0.7 million in the twelve months ended December 31, 2006, 2005 and 2004, respectively.

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

Under the A/R Facility, as well as the 2002 Facility previously in place, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $1.2 million and $3.0 million in 2006 and 2005, respectively. These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections. Additional deductions may be made if the Company fails to maintain a consolidated Compliance EBITDA (as defined in Note 11) of at least $180 million for any rolling four fiscal quarter period. In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $160 million, amended to $125 million effective March 2007 (see Note 11). There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility. As of December 31, 2006, the Company is in compliance with all targets and covenants under the A/R Facility.

At December 31, 2006 and 2005, accounts receivable of $130.0 million had been sold under the A/R Facility and as such are reflected as reductions of accounts receivable. At December 31, 2006 and 2005, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $92.3 million and $71.8 million, under the A/R Facility, which is included in Accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,680.3 million and $1,595.7 million in 2006 and 2005, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points under the A/R Facility and 90 basis points under the 2002 Facility. The Company also pays an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances. The loss on sale, which approximated the fees, totaled $6.5 million in 2006, $5.2 million in 2005 and $3.1 million in 2004, and is included in Other, net.

8.                 INVENTORIES

Inventories consisted of the following:

	2006	2005
	(in thousands)
Paper	$29,858	$30,567
Ink and chemicals	3,160	3,743
Work in process	4,439	3,611
Finished goods	5,576	9,757
Other	5,194	4,057
	$48,227	$51,735

9.                 PROPERTY, PLANT AND EQUIPMENT

The components and useful lives of property, plant and equipment were:

	Estimated
	Useful Life
	(Years)	2006	2005
	(in thousands)
Land		$8,361	$8,491
Machinery and equipment	3 to 15	646,960	646,357
Buildings and leasehold improvements	1 to 40	91,388	89,587
Furniture and fixtures	3 to 10	113,837	112,013
Internally developed computer software	3 to 5	21,002	18,953
Vehicles	3	968	1,159
Construction in progress and deposits on equipment purchases		23,988	21,187
		906,504	897,747
Accumulated depreciation and amortization		(576,465)	(561,499)
		$330,039	$336,248

The Company recorded depreciation of $57.4 million, $62.0 million and $64.2 million in the twelve months ended December 31, 2006, 2005 and 2004, respectively.

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

Other, net includes $1.0 million of income earned on the leveraged lease investments in 2004, prior to the termination of the leasehold interest.

11.          LONG-TERM DEBT

Long-term debt consisted of the following in the order of priority:

	2006	2005
	(in thousands)
Revolving credit facility (due December 2008)	$112,880	$69,864
$350 million 9 3/4% senior secured second lien notes, net of discount (due April 2009)	346,418	344,827
$350 million 10 7/8% senior notes, net of discount (due June 2009)	349,113	348,756
13 1/2% senior subordinated notes (due December 2009)	293,495	293,495
Discount—13 1/2% senior subordinated credit facility	(5,870)	(7,883)
Other notes	5
	1,096,041	1,049,059
Current portion	(5)
	$1,096,036	$1,049,059

The Company entered into a four-year revolving credit agreement (the “Credit Facility”) in December 2004. In May 2006, the Company amended its Credit Facility to allow for an increase in the maximum availability from $200 million to $220 million. Under this amendment, the availability under the Credit Facility would have decreased in stages based on a schedule set forth by the Credit Facility agreement, ultimately reaching $200 million by December 31, 2007. In March 2007, we amended the Credit Facility to provide that the maximum availability under the Credit Facility will increase to $250 million until the December 22, 2008 maturity date. Under the amended Credit Facility, up to $200 million consists of a revolving credit facility and the remaining $50 million represents a term loan. The Credit Facility also provides for issuances of up to $45 million in letters of credit. There is no repayment of the principal due until maturity.

At December 31, 2006, the maximum availability under the Credit Facility was limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7); and 55% of eligible machinery, equipment and owned real estate. The eligibility of such assets included in the calculation was set forth in the credit agreement. At December 31, 2006, the Company’s borrowing base calculation was $248.4 million.

Per the March 2007 amendment to the Credit Facility, the maximum availability under the Credit Facility will be limited to a borrowing base calculated as follows:  85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7); the lesser of 55% of the book value of eligible machinery and equipment at owned locations or 100% of the orderly liquidation value-in-place (as defined in the credit agreement); the lesser of 55% of the book value of eligible machinery and equipment at leased locations or 100% of the net orderly liquidation value (as defined in the credit agreement) and 80% of the fair market value of owned real estate.

In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined below, is in excess of $180 million on a quarterly trailing twelve-month basis. The agent is not required to obtain written consent when Compliance EBITDA on a quarterly trailing twelve-month basis is less than $180 million. At December 31, 2006, the Company’s trailing twelve-month Compliance EBITDA as calculated under the Credit Facility was $169.4 million.

“Compliance EBITDA” is the Consolidated EBITDA as reflected in Note 21 to these financial statements adjusted for certain items as defined in the Credit Facility.

The interest rate on the revolving portion of the Credit Facility is either (a) the US Prime rate, plus a margin which fluctuates based on the Company’s senior secured leverage ratio (“Leverage Ratio”), defined as the ratio of senior secured debt to EBITDA, or (b) the US LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio. The EBITDA amount used in this calculation is not equivalent to the amount included in these financial statements, but rather is net of adjustments to exclude certain items as defined in the Credit Facility. At December 31, 2006, the margin was 275 basis points above LIBOR. The Company also pays an unused commitment fee of 50 basis points on the difference between $220 million and the amount of loans and letters of credit outstanding. The term loan under the amended Credit Facility has been structured on a last out basis and will bear interest at the greater of (a) the LIBOR rate plus 4.75% or (b) 1.75% greater than the interest rate in effect under the revolving portion of the Credit Facility.

At December 31, 2006, the weighted-average interest rate on the Credit Facility was 8.30% as compared to 7.33% at December 31, 2005.

The Credit Facility, the 9 3/4% senior secured second lien notes (the “9 3/4% Notes”), the 10 7/8% senior notes and the 13 1/2% senior subordinated notes contain customary covenants including restrictions on dividends, and investments. In particular, these debt instruments all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of the Company or the capital stock of its restricted subsidiaries. Substantially all of the Company’s assets are pledged as collateral for the outstanding debt under the Credit Facility, and, on a second lien basis, the 9 3/4% Notes. All of the Company’s debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. In addition, the Credit Facility requires the Company to maintain Compliance EBITDA as set forth under the credit agreement. The Compliance EBITDA covenant at December 31, 2006 was $160 million on a trailing twelve-month basis. At December 31, 2006, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement was $169.4 million. The Compliance EBITDA covenant set forth in the March 2007 amendment to the Credit Facility is $125 million on a trailing twelve-month basis. If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. At December 31, 2006, the Company was in compliance with its debt covenants.

At December 31, 2006, the aggregate maturities of long-term debt were:

(in thousands)
2007	$5
2008	112,880
2009	993,495
2010
2011
Thereafter
$1,106,380

12.          LEASES

Facilities and certain equipment are leased under agreements that expire at various dates through 2016. Rental expense for continuing operations under operating leases for the years ended December 31, 2006, 2005 and 2004, was $25.6 million, $25.9 million, and $26.4 million, respectively.

At December 31, 2006, minimum annual rentals under non-cancelable operating leases (net of subleases) were:

(in thousands)
2007	$25,591
2008	19,136
2009	14,956
2010	12,466
2011	9,319
Thereafter	15,983
$97,451

Commitments under the lease agreements also extend in most instances to property taxes, insurance and maintenance and certain leases contain escalation clauses and extension options.

13.          INCOME TAXES

Income tax (benefit) expense consisted of the following components:

	2006	2005	2004
	(in thousands)
Current:
Federal		$(8,324)	$1,000
State and foreign	$(1)	254	(320)
	(1)	(8,070)	680
Deferred:
Federal			(66,733)
State and foreign
			(66,733)
Total income tax benefit	$(1)	$(8,070)	$(66,053)

Vertis Holdings files a consolidated Federal income tax return with all of its subsidiaries, including the Company. The components of income tax disclosed above have been allocated to the Company as if the Company had filed a separate consolidated tax return.

The Company’s tax allocation arrangement does not provide for remuneration in years in which the Company has a current taxable loss as in 2006, 2005, and 2004. There are no tax related intercompany balances due to or due from the Company.

The Company’s foreign pre-tax income was not a significant component of total pre-tax income or loss. During 2006, the Company increased its unremitted foreign earnings from its French subsidiary by $0.4 million to approximately $1.4 million for which it has recorded a deferred tax liability.

The following is a reconciliation of the U.S. statutory federal income tax rate to the Company’s effective tax rates:

	2006	2005	2004
	(percent of pre-tax loss)
Statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income tax benefits			(0.5)
Change in valuation allowance	30.4	29.4	(60.2)
Foreign income taxed at other rates	(2.1)	(0.1)	1.5
Adjustment to contingency reserve		(23.0)	1.4
Officer’s life insurance	(0.7)	(0.4)
Other	7.4	6.8	(0.4)
Effective tax rate	0.0%	(22.3)%	(93.2)%

The tax effects of significant items comprising deferred income taxes were:

	2006	2005
	(in thousands)
Employee benefits	$14,564	$15,054
Net tax benefit carry forwards	160,843	162,285
Accrued expenses and reserves	7,101	6,679
Deferred tax assets	182,508	184,018
Property, plant and equipment	(44,542)	(49,049)
Other taxable differences	(9,382)	(2,438)
Deferred tax liabilities	(53,924)	(51,487)
Valuation allowance	(128,584)	(132,531)
Net deferred income tax liability	$0	$0

During 2006, the Company used $32.2 million of its U.S. capital loss carryovers as a result of the sale of the Company’s fragrance business (See Note 4 for further discussion). The transaction reduced the Company’s capital loss carryforward to $104.8 million as of December 3, 2006.

At the end of 2006 the Company’s federal net operating loss carryforwards were $261.1 million. This amount is included in the consolidated Vertis Holdings net operating loss carryforward. The carryforwards expire beginning in 2007 through 2027.

The Company’s valuation allowance related to its deferred tax asset, which was $132.5 million at the beginning of 2006, was decreased by $3.9 million to $128.6 million at the end of 2006. The valuation allowance reserves all deferred tax assets that will not be offset by reversing taxable temporary differences. This treatment is required under SFAS No. 109, “Accounting for Income Taxes”, when in the judgment of management, it is not more likely than not that sufficient taxable income will be generated in the future to realize the deductible temporary differences. The Company’s deferred tax assets and tax carryforwards remain available to offset taxable income in future years, thereby lowering any future cash tax obligations. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

On August 30, 2005, the Company reached a tentative settlement agreement with the IRS resolving disputes over the tax deductibility of net losses relating to five leasehold interests in real estate properties that the company entered into in 1998. On January 23, 2006, the Company signed a closing agreement with the IRS. The closing agreement received final approval from the Congressional Joint Committee on Taxation on May 16, 2006.

As a result of the 2005 settlement agreement with the IRS, the Company reduced its tax reserves related to the IRS examination from $10.3 million to $2.0 million. The reduction resulted in an $8.3 million tax benefit in 2005.  During 2006 the Company paid $1.1 million and received refunds of $0.2 million related to the settlement.

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

During 2004, the Company recorded a tax benefit of $66.7 million from the termination of the Company’s leasehold interest in the same real estate properties that were the subject of the Company’s 2005 IRS settlement (see Note 10 for further discussion.)

The Company is currently under examination by various states in the United States. The Company believes it has adequate provisions for all open years.

The Company made income tax payments of $0.7 million, $0.2 million and $0.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

14.          RETIREMENT PLANS

Defined Benefit Plans—The Company maintains defined benefit plans, including pension and supplemental executive retirement plans. On December 31, 2006, the Company adopted SFAS 158 which required us to recognize the underfunded status of our defined benefit plans in our consolidated balance sheet and to recognize as a component of other comprehensive loss, net of tax, the actuarial gains or losses and prior service costs or credits that have arisen during the period but are not included in our net periodic pension cost.

The following table summarizes the impact of the adoption of SFAS 158 in 2006 on individual line items in the Company’s consolidated balance sheet.

	As of December 31, 2006
	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(in thousands)
Other current liabilities	$28,733	$1,086	$29,819
Other long-term liabilities	30,319	163	30,482
Total liabilities	1,395,174	1,249	1,396,423
Accumulated other comprehensive loss	$(5,433)	$(1,249)	$(6,682)
Total stockholder’s deficit	(550,488)	(1,249)	(551,737)

Additional information regarding the defined benefit plans, collectively, is as follows. Due to the adoption of SFAS 158 on December 31, 2006, the applicable disclosures required by SFAS 158 are presented only for 2006 in the table below:

	2006	2005	2004
	(in thousands)
Components of net periodic pension cost:
Service cost	$481	$673	$686
Interest cost	2,218	2,271	2,159
Expected return on assets	(1,309)	(1,358)	(1,023)
Net amortization and deferral	963	1,155	944
Settlements and curtailments	873	443
	$3,226	$3,184	$2,766
Changes in benefit obligations:
Benefit obligation at beginning of year	$40,788	$40,022
Service cost	481	673
Interest cost	2,218	2,271
Actuarial loss (gain)	(757)	1,907
Benefits paid	(3,403)	(2,512)
Settlements and curtailments	(573)	(1,573)
Benefit obligation at end of year	$38,754	$40,788
Accumulated benefit obligation at end of year	$38,276	$40,029
Changes in plan assets:
Fair value of plan assets at beginning of year	$16,602	$15,076
Actual return on assets	1,765	903
Employer contributions	3,136	3,135
Benefits paid	(3,403)	(2,512)
Fair value of plan assets at end of year	$18,100	$16,602
Funded status of the plan:
Benefit obligation at end of year	$38,754	$40,788
Fair value of plan assets at end of year	18,100	16,602
Unfunded status of the plan at end of year	$20,654	$24,186
Current liabilities	$1,086
Long-term liabilities	19,568
Net amount recognized	$20,654
Amounts recognized in other comprehensive loss:
Net actuarial loss	$(10,726)
Prior service cost	(770)
Net amount recognized	$(11,496)
Amounts expected to be recognized in net periodic pension cost in 2007:
Prior service cost	$99
Actuarial loss	554
Total	$653

The weighted-average assumptions used to determine net periodic pension cost and the Company’s benefit obligation were as follows:

	2006	2005	2004
Weighted-average assumptions used to calculate net periodic pension cost:
Discount rate	5.50%	5.75%	6.25%
Expected return on plan assets	7.50%	8.75%	8.75%
Annual compensation increase	3.00%	3.00%	3.00%
Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.75%	5.50%
Annual compensation increase	3.00%	3.00%

The Company expects to make approximately $2.7 million of cash contributions to its pension plans in 2007.

The Company expects to make the following benefit payments, which reflect expected future service:

(in thousands)
2007	$3,594
2008	1,996
2009	2,762
2010	2,399
2011	1,885
2012-2016	12,941
$25,577

For the Company’s pension plans, the percentage of fair value of plan assets by asset category as of the measurement date are as follows:

	2006	2005
Asset category:
Equity securities	56%	56%
Fixed Income	38%	39%
Cash and cash equivalents	6%	5%
	100%	100%

The Company’s investment strategy for the pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class. Target allocations for 2006 are shown in the table below.

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

		Expected
	Percent of	Long-term
Asset category:	Total	Rate of Return
Large Cap Equities	47%	9.0%
Small/ Mid Cap Equities	8%	11.0%
International Equities	5%	10.2%
Fixed Income	40%	6.5%
	100%

Deferred Compensation—The Company also maintains a deferred compensation plan in which certain members of management may defer up to 100% of their total compensation through the date of their retirement. Long-term liabilities include balances related to this plan of $4.0 million as of December 31, 2006 and $6.6 million as of December 31, 2005.

Defined Contribution Plans—The Company maintains 401(k) and other investment plans for eligible employees. The Company recorded $3.7 million in expenses for the year ended December 31, 2006 and $5.0 million in 2005. The Company did not make matching contributions to its 401(k) plan in 2004 and thus did not record any expense for the year ended December 31, 2004.

15.          STOCKHOLDER’S DEFICIT

Contributed Capital—In December 2005, in conjunction with the sale of the premedia division of the Vertis Europe segment (see Note 4), Vertis Holdings assigned its rights to a $0.7 million receivable from the Vertis Europe premedia division to Vertis, Inc. as a contribution of capital. This receivable was subsequently waived by Vertis, Inc.

Vertis Holdings has 700,000 warrants outstanding at December 31, 2006, with an aggregate value of $15.8 million. These warrants are held by the lenders of the senior subordinated credit facility which entitle the holders to purchase one share of Vertis Holdings’ stock for $0.01 per share. The warrants are immediately exercisable and expire on June 30, 2011.

Dividends to Parent—The Company paid approximately $4,000 and $15,000 of cash dividends to Vertis Holdings in 2005 and 2004, respectively. No dividends were paid in 2006. The Company’s debt instruments contain customary covenants imposing certain limitations on the payment of dividends or other distributions.

Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss at December 31 were:

	2006			2005			2004
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
	(in thousands)
Cumulative translation adjustments	$108		$108	$76		$76	$4,370		$4,370
Minimum pension liability adjustment				(13,454)	$(4,706)	(8,748)	(13,034)	$(4,706)	(8,328)
Defined benefit plans	(11,496)	$(4,706)	(6,790)
	$(11,388)	$(4,706)	$(6,682)	$(13,378)	$(4,706)	$(8,672)	$(8,664)	$(4,706)	$(3,958)

16.          VERTIS HOLDINGS SHARE BASED COMPENSATION

Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards up to an aggregate of 10 million shares. Vertis Holdings has options, restricted shares, retained shares and rights outstanding under the Stock Plan at December 31, 2006. SFAS 123R requires that share based payments for compensation made by Vertis Holdings to employees of the Company be accounted for in the financial statements of the Company.

Certain current and former members of the Company’s management own shares of common stock subject to retained share agreements (the “Retained Shares”). These retained share agreements were issued in connection with the Company’s recapitalization in 1999 (the “1999 Recapitalization”) with the intent to replace previously issued incentive stock options at equivalent economic value. The retained share agreements restrict transfers of the Retained Shares unless there is a liquidity event, generally defined as a public offering of Vertis Holdings’ common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities (“Liquidity Event”). Additionally, included in the retained share agreements, employees (or their estates) have the right to put (“Put Right”) the Retained Shares to the Company for the fair market value of the stock within 90 days of termination due to retirement, disability or death (the “Put Right Period”). Retirement for this purpose is defined as the employee’s retirement from the Company at age 65 after at least three years of continuous service. The Retained Shares are considered equity awards under SFAS 123R.

Certain current and former members of the Company’s management own rights (the “Rights”) to shares of common stock subject to a management subscription agreement. These management subscription agreements were issued in connection with the 1999 Recapitalization with the intent to replace previously issued nonqualified stock options at equivalent economic value. The management subscription agreements are similar to the retained share agreements discussed above, including the Put Right and the restrictions on transfer. As a result, the Rights held by employees are also considered equity awards under SFAS 123R. In December 2006, the Company reversed a $1.7 million cumulative effect of accounting change recorded in the first quarter of 2006 to classify the Retained Shares and Rights as equity awards under SFAS 123R.

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

Vertis Holdings issued 297,620 shares of restricted stock and cancelled 106,717 shares of restricted stock in the year ended December 31, 2006, due to forfeiture and employees departure from the Company. The fair value of the restricted stock was determined to be $20.48 per share, which included our consideration of the range of values calculated by an independent third party valuation conducted for the Company in 2004. At December 31, 2006 there were 346,296 shares of restricted stock outstanding under the Stock Plan.

The Company also has the ability to issue options to certain members of management under the Stock Plan. At December 31, 2006, there are 7,618 options outstanding under the Stock Plan. These options were fully vested at January 1, 2006 therefore no compensation expense is recorded.

A summary of activity under the Stock Plan for the twelve months ended December 31, 2006 is as follows:

	Retained Shares	Rights	Restricted Stock(1)	Options(2)
	(thousands of shares)
Outstanding at December 31, 2005	20	32	155	8
Granted			298
Forfeited/ Cancelled	(2)	(1)	(107)
Outstanding at December 31, 2006	18	31	346	8
Nonvested at December 31, 2006			346
Exercisable at December 31, 2006				8

(1)          The weighted-average grant-date fair value of the restricted shares is $20.48 per share. As of December 31, 2006 there was $7.1 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Stock Plan.

(2)          The weighted-average exercise price of the vested options outstanding at December 31, 2006 is $31.50 per share. The outstanding options have ten-year terms, with 5,832 options expiring in 2009 and the remainder expiring in 2012.

In 2005, the Company accounted for the Stock Plan under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Approximately $0.1 million of employee compensation cost was reflected in net income for 2005. No stock-based employee compensation cost was reflected in the Company’s net loss for the year ended December 31, 2004. The following table summarizes the effect of accounting for the awards under the Stock Plan as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” had been applied.

	2005	2004
	(In thousands)
Net loss:
As reported	$(173,230)	$(11,133)
Deduct: total stock-based compensation determined under the fair value based method for all awards, net of tax	(7)	(11)
Pro forma	$(173,237)	$(11,144)

17.   INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	2006	2005	2004
	(In thousands)
Interest cost	$127,079	$123,320	$124,311
Amortization of deferred financing fees	6,306	7,265	7,831
Write-off of deferred financing fees			1,788
Capitalized interest	(1,250)	(929)	(798)
Interest income	(1,112)	(835)	(323)
	$131,023	$128,821	$132,809

The Company wrote off deferred financing fees of $1.8 million in December 2004 in connection with the termination of the prior revolving credit facility. See Note 11 for further discussion of debt transactions.

The Company made interest payments of $122.9 million, $118.8 million and $123.2 million in the years ended December 31, 2006, 2005 and 2004, respectively.

18.   OTHER, NET

Other, net consists of the following:

	2006	2005	2004
	(In thousands)
A/R Facility fees (see Note 7)	$6,529	$5,163	$3,087
Bank commitment fees	804	927	1,182
Loss on termination of leasehold interest (see Note 10)			44,012
Income earned on leasehold interest (see Note 10)			(1,021)
Other expense	4	1,563	425
	$7,337	$7,653	$47,685

19.   RELATED PARTY TRANSACTIONS

The Company has consulting agreements with the owners of Vertis Holdings under which these parties have agreed to provide the Company with consulting services on matters involving corporate finance, strategic corporate planning and other management skills and services. The annual fees payable to these parties under these agreements amount to approximately $1.3 million. The Company paid approximately $1.3 million in fees under these agreements in 2006, 2005 and 2004.

20.   QUARTERLY FINANCIAL INFORMATION—UNAUDITED

The results of operations for the years ended December 31, 2006 and 2005 are presented below.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands)
Year Ended December 31, 2006(1)
Revenue	$349,171	$351,167	$352,748	$415,575
Gross profit	58,153	66,315	58,172	74,441
Loss from continuing operations before income taxes and cumulative effect of accounting change	(20,866)	(4,808)	(18,563)	(3,559)
Loss from continuing operations before cumulative effect of accounting change	(20,941)	(4,872)	(18,398)	(3,584)
Income (loss) from discontinued operations	1,060	(170)	302	20,408
Cumulative effect of accounting change(2)	(1,654)			1,654
Net (loss) income	(21,535)	(5,042)	(18,096)	18,478
Year Ended December 31, 2005(1)
Revenue	$342,245	$355,299	$366,683	$405,861
Gross profit	52,268	64,653	67,431	90,058
(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(29,679)	(9,765)	(6,793)	9,926
(Loss) income from continuing operations before cumulative effect of accounting change	(29,937)	(10,030)	1,394	10,332
(Loss) income from discontinued operations	(99,991)	(18,993)	(25,951)	1,546
Cumulative effect of accounting change(3)				(1,600)
Net (loss) income	(129,928)	(29,023)	(24,557)	10,278

(1)          As a result of the sale of the Company’s fragrance business in the third quarter of 2006, which was accounted for as a discontinued operation (see Note 4), results have been restated for the first and second quarters of 2006 and for all 2005 periods presented.

(2)          First quarter results include the effect of adopting SFAS 123R on January 1, 2006. This amount was reversed in the fourth quarter of 2006 (see Note 16).

(3)          Fourth quarter results include the effect of adopting FIN 47 on December 31, 2005 (see Note 3).

21.   SEGMENT INFORMATION

The Company operates in two reportable segments. The accounting policies of the business segments are the same as those described in Note 2 to the consolidated financial statements. The Company uses EBITDA as the measure by which it gauges the profitability and assesses the performance of its segments. The segments are:

•       Advertising Inserts—provides a full array of targeted advertising products inserted into newspapers. In 2005, the results of our Advertising Inserts segment included an entity whose sole function is to buy and sell paper. The results of this entity were reclassified as Corporate and Other in 2006 which the Company believes is the more appropriate treatment. The operating results of the Advertising Inserts segment have been restated for all periods presented within these financial statements.

•       Direct Mail—provides personalized direct mail products and various direct marketing. This segment previously included the Company’s fragrance business, which was sold in the third quarter of 2006. The operational results of the Company’s fragrance business are included in discontinued operations for all periods presented within these financial statements. See Note 4 for further discussion. Additionally, in 2006, the results on one of the Company’s facilities and several support services previously included in Corporate and Other (see discussion below) were reclassified under the Direct Mail segment as the Company’s management determined that the majority of the services performed by the facility were direct marketing services. The operating results of the Direct Mail segment have been restated for all periods presented within these financial statements.

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

Following is information regarding the Company’s segments:

		2006	2005	2004
		(in thousands)
Revenue	Advertising Inserts	$1,030,471	$1,048,417	$1,061,141
	Direct Mail	330,794	293,814	280,909
	Corporate and Other	115,859	138,671	141,945
	Elimination of intersegment sales	(8,463)	(10,814)	(9,636)
	Consolidated	$1,468,661	$1,470,088	$1,474,359
EBITDA	Advertising Inserts	$117,884	$125,294	$143,403
	Direct Mail	36,565	36,652	35,106
	Corporate and Other	(12,434)	(6,607)	(51,246)
	Consolidated EBITDA	142,015	155,339	127,263
	Depreciation and amortization
	of intangibles	58,788	62,829	65,430
	Interest expense, net	131,023	128,821	132,809
	Income tax benefit	(1)	(8,070)	(66,053)
	Consolidated loss from continuing operations before cumulative effect of accounting change	$(47,795)	$(28,241)	$(4,923)
Restructuring charges	Advertising Inserts	$5,737	$7,804	$245
	Direct Mail	1,828	2,056	13
	Corporate and Other	8,436	7,259	4,243
	Consolidated	$16,001	$17,119	$4,501
Depreciation and	Advertising Inserts	$39,749	$38,555	$37,530
amortization of	Direct Mail	13,550	14,302	16,735
intangibles	Corporate and Other	5,489	9,972	11,165
	Consolidated	$58,788	$62,829	$65,430
Additions to long-lived	Advertising Inserts	$20,970	$23,900	$23,645
assets (excluding	Direct Mail	12,614	7,298	8,670
acquisitions)	Corporate and Other	15,401	10,999	13,321
	Consolidated	$48,985	$42,197	$45,636
Identifiable Assets	Advertising Inserts	$535,510	$542,958	$552,274
	Direct Mail	203,341	183,636 (1)	183,384 (2)
	Europe			174,653 (3)
	Corporate and Other	105,835	146,045	139,484
	Consolidated	$844,686	$872,639	$1,049,795
Goodwill	Advertising Inserts	$187,867	$187,867	$187,867
	Direct Mail	54,320	46,626	43,798
	Corporate and Other	4,073	4,073	4,073
	Consolidated	$246,260	$238,566	$235,738

(1)          Includes assets held for sale of $18.6 million.

(2)          Includes assets held for sale of $18.2 million.

(3)          Includes cash of $1.2 million and assets held for sale of $173.4 million.

22.               GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The Company has senior notes (see Note 11), which are general unsecured obligations of Vertis, Inc., and guaranteed by certain of Vertis, Inc.’s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004 are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

As of December 31, 2006, the guarantor subsidiaries include Enteron Group LLC, Vertis Mailing LLC, Webcraft LLC, and Webcraft Chemicals LLC, all of which are wholly-owned subsidiaries of Vertis, Inc. The operations of Enteron Group LLC are reported in Corporate and Other elsewhere in the financial statements, while the operations of Webcraft LLC and Webcraft Chemicals LLC are reported in the Direct Mail segment. The non-guarantor subsidiary is Laser Tech Color Mexico, S.A. de C.V., which is a wholly-owned subsidiary of Vertis, Inc., and whose operations are included in Corporate and Other elsewhere in the financial statements. The Parent is comprised of Vertis, Inc. and Vertis Receivables II, LLC, and includes the operations of Advertising Inserts as well as some Direct Mail operations and operations reported under Corporate and Other.

In 2005 and 2004, Printco, Inc., a former subsidiary of Vertis, Inc., was included in the guarantor subsidiaries. This entity was rolled into Vertis, Inc. beginning in 2006 and is included in the Parent in 2006. Also, in 2005 and 2004, the operations of our Europe segment are included in the non-guarantor subsidiaries as discontinued operations.

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

Condensed Consolidating Balance Sheet Information at December 31, 2006
In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$554	$4,001	$1,155		$5,710
Accounts receivable, net	123,953	14,830	643		139,426
Inventories	35,321	12,844	62		48,227
Maintenance parts	18,572	3,720			22,292
Prepaid expenses and other current assets	6,921	1,657			8,578
Total current assets	185,321	37,052	1,860		224,233
Intercompany receivable	68,139			$(68,139)
Investments in subsidiaries	55,490	859		(56,349)
Property, plant and equipment, net	254,935	74,958	146		330,039
Goodwill	196,828	49,432			246,260
Deferred financing costs, net	14,838				14,838
Other assets, net	25,350	3,966			29,316
Total Assets	$800,901	$166,267	$2,006	$(124,488)	$844,686
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$154,555	$32,061	$22		$186,638
Compensation and benefits payable	29,564	5,145	46		34,755
Accrued interest	14,300				14,300
Accrued income taxes	802		95		897
Current portion of long-term debt		5			5
Other current liabilities	22,198	5,898	69		28,165
Total current liabilities	221,419	43,109	232		264,760
Due to parent	3,491	48,522	19,617	$(68,139)	3,491	(1)
Long-term debt, net of current portion	1,096,036				1,096,036
Other long-term liabilities	30,038	444			30,482
Total liabilities	1,350,984	92,075	19,849	(68,139)	1,394,769
Stockholder’s (deficit) equity	(550,083)	74,192	(17,843)	(56,349)	(550,083)
Total Liabilities and Stockholder’s (Deficit) Equity	$800,901	$166,267	$2,006	$(124,488)	$844,686

(1)          Represents the amount due to Vertis Holdings

Condensed Consolidating Balance Sheet Information at December 31, 2005
In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$304	$101	$1,423		$1,828
Accounts receivable, net	140,876	3,444	729		145,049
Inventories	37,852	13,880	3		51,735
Maintenance parts	16,234	4,266			20,500
Prepaid expenses and other
current assets	8,340	670	17		9,027
Current assets of operations held for sale		7,056			7,056
Total current assets	203,606	29,417	2,172		235,195
Intercompany receivable	143,722			$(143,722)
(Losses in excess of investments) investments in subsidiaries	(12,982)	859		12,123
Property, plant and equipment, net	257,547	78,615	86		336,248
Goodwill	198,229	40,337			238,566
Deferred financing costs, net	20,755				20,755
Other assets, net	29,672	649	20		30,341
Long-term assets of operations held for sale		11,531	3		11,534
Total Assets	$840,549	$161,408	$2,281	$(131,599)	$872,639
LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$207,437	$22,133	$242		$229,812
Compensation and benefits payable	33,056	4,551	38		37,645
Accrued interest	14,110				14,110
Accrued income taxes	2,135		212		2,347
Other current liabilities	20,748	2,616	21		23,385
Current (liabilities) of operations held for sale		1,960			1,960
Total current liabilities	277,486	31,260	513		309,259
Due to parent	7,898	124,528	19,194	$(143,722)	7,898	(1)
Long-term debt, net of current portion	1,049,059				1,049,059
Other long-term liabilities	31,984	317			32,301
Total liabilities	1,366,427	156,105	19,707	(143,722)	1,398,517
Stockholder’s (deficit) equity	(525,878)	5,303	(17,426)	12,123	(525,878)
Total Liabilities and Stockholder’s (Deficit) Equity	$840,549	$161,408	$2,281	$(131,599)	$872,639

(1)          Represents the amount due to Vertis Holdings

Condensed Consolidating Statement of Operations
Year ended December 31, 2006
In thousands

		Guarantor	Non-Guarantor
	Parent	Companies	Companies	Eliminations	Consolidated
Revenue	$1,201,282	$272,000	$1,564	$(6,185)	$1,468,661
Operating expenses:
Costs of production	962,523	203,184	870	(6,185)	1,160,392
Selling, general and administrative	111,045	31,819	52		142,916
Restructuring charges	14,662	1,339			16,001
Depreciation and amortization of intangibles	48,362	10,402	24		58,788
	1,136,592	246,744	946	(6,185)	1,378,097
Operating income	64,690	25,256	618		90,564
Other expenses (income):
Interest expense, net	131,106	(80)	(3)		131,023
Other, net	7,337				7,337
	138,443	(80)	(3)		138,360
Equity in net income of subsidiaries	47,383			(47,383)
(Loss) income before income taxes	(26,370)	25,336	621	(47,383)	(47,796)
Income tax (benefit) expense	(175)		174		(1)
(Loss) income from continuing operations before cumulative effect of accounting change	(26,195)	25,336	447	(47,383)	(47,795)
Income from discontinued operations		22,464	(864)		21,600
Net (loss) income	$(26,195)	$47,800	$(417)	$(47,383)	$(26,195)

Condensed Consolidating Statement of Operations
Year ended December 31, 2005
In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Revenue	$1,164,835	$307,748	$1,173	$(3,668)	$1,470,088
Operating expenses:
Costs of production	917,296	226,569	385	(3,668)	1,140,582
Selling, general and administrative	116,132	33,231	32		149,395
Restructuring charges	13,317	3,802			17,119
Depreciation and amortization of intangibles	49,383	13,423	23		62,829
	1,096,128	277,025	440	(3,668)	1,369,925
Operating income	68,707	30,723	733		100,163
Other expenses (income):
Interest expense, net	128,807	15	(1)		128,821
Other, net	7,653				7,653
	136,460	15	(1)		136,474
Equity in net loss of subsidiaries	(112,235)	(96,292)		208,527
(Loss) income before income taxes	(179,988)	(65,584)	734	208,527	(36,311)
Income tax (benefit) expense	(8,358)	34	254		(8,070)
(Loss) income from continuing operations before cumulative effect of accounting change	(171,630)	(65,618)	480	208,527	(28,241)
Income (loss) from discontinued operations		5,256	(148,645)		(143,389)
Cumulative effect of accounting change	(1,600)				(1,600)
Net (loss) income	$(173,230)	$(60,362)	$(148,165)	$208,527	$(173,230)

Condensed Consolidating Statement of Operations
Year ended December 31, 2004
In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Revenue	$1,160,433	$316,139	$1,118	$(3,331)	$1,474,359
Operating expenses:
Costs of production	905,535	234,643	369	(3,331)	1,137,216
Selling, general and administrative	123,120	34,502	72		157,694
Restructuring charges	3,903	598			4,501
Depreciation and amortization of intangibles	49,278	16,002	150		65,430
	1,081,836	285,745	591	(3,331)	1,364,841
Operating income	78,597	30,394	527		109,518
Other expenses (income):
Interest expense, net	132,799	10			132,809
Other, net	4,672	24	42,989		47,685
	137,471	34	42,989		180,494
Equity in net income (loss) of subsidiaries	(18,492)	(7,063)		25,555
(Loss) income before income taxes	(77,366)	23,297	(42,462)	25,555	(70,976)
Income tax (benefit) expense	(66,233)	(11)	191		(66,053)
(Loss) income from continuing operations	(11,133)	23,308	(42,653)	25,555	(4,923)
Income (loss) from discontinued operations		3,766	(9,976)		(6,210)
Net (loss) income	$(11,133)	$27,074	$(52,629)	$25,555	$(11,133)

Condensed Consolidating Statement of Cash Flows
Twelve months ended December 31, 2006
In thousands

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
Cash Flows from Operating Activities	$(24,311)	$36,608	$(607)	$11,690
Cash Flows from Investing Activities:
Capital expenditures	(36,476)	(10,376)	(84)	(46,936)
Software development costs capitalized	(2,049)			(2,049)
Proceeds from sale of property, plant and equipment	776	9		785
Proceeds from sale of subsidiaries, net		41,071		41,071
Acquisition of business, net of cash acquired		(21,017)		(21,017)
Net cash (used in) provided by investing activities	(37,749)	9,687	(84)	(28,146)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	41,470			41,470
Repayments of long-term debt		(34)		(34)
Deferred financing costs	(388)			(388)
Decrease in outstanding checks drawn on controlled disbursement accounts	(20,488)	(1,319)		(21,807)
Other financing activities	41,716	(41,042)	392	1,066
Net cash provided by (used in) financing activities	62,310	(42,395)	392	20,307
Effect of exchange rate changes on cash			31	31
Net increase (decrease) in cash and cash equivalents	250	3,900	(268)	3,882
Cash and cash equivalents at beginning of year	304	101	1,423	1,828
Cash and cash equivalents at end of period	$554	$4,001	$1,155	$5,710

Condensed Consolidating Statement of Cash Flows
Twelve months ended December 31, 2005
In thousands

			Non-
		Guarantor	Guarantor
	Parent	Companies	Companies	Consolidated
Cash Flows from Operating Activities	$(36,842)	$48,437	$(5,902)	$5,693
Cash Flows from Investing Activities:
Capital expenditures	(36,238)	(3,927)		(40,165)
Software development costs capitalized	(2,032)			(2,032)
Proceeds from sale of property, plant and equipment and divested assets	794	227		1,021
Proceeds from sale of subsidiaries, net	2,361			2,361
Acquisition of business, net of cash acquired	(3,430)			(3,430)
Other investing activities		(3)	(1,517)	(1,520)
Net cash used in investing activities	(38,545)	(3,703)	(1,517)	(43,765)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	21,197			21,197
Repayments of long-term debt	(6)			(6)
Deferred financing costs	(1,204)			(1,204)
Increase in outstanding checks drawn on controlled disbursement accounts	14,349	681		15,030
Other financing activities	41,058	(45,347)	8,604	4,315
Net cash provided by (used in) financing activities	75,394	(44,666)	8,604	39,332
Effect of exchange rate changes on cash			(2,070)	(2,070)
Net increase (decrease) in cash and cash equivalents	7	68	(885)	(810)
Cash and cash equivalents at beginning of year	297	33	2,308	2,638
Cash and cash equivalents at end of period	$304	$101	$1,423	$1,828

Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2004
In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
Cash Flows from Operating Activities	$36,657	$25,008	$(14,120)	$47,545
Cash Flows from Investing Activities:
Capital expenditures	(36,739)	(6,992)		(43,731)
Software development costs capitalized	(1,905)			(1,905)
Proceeds from sale of property, plant and equipment and divested assets	763	45		808
Proceeds from termination of leasehold interest			31,068	31,068
Other investing activities			(5,232)	(5,232)
Net cash (used in) provided by investing activities	(37,881)	(6,947)	25,836	(18,992)
Cash Flows from Financing Activities:
Net repayments under revolving credit facilities	(57,343)			(57,343)
Repayments of long-term debt	(72)	(2)		(74)
Deferred financing costs	(5,605)			(5,605)
Increase in outstanding checks drawn on controlled disbursement accounts	12,187	1,789		13,976
Other financing activities	51,965	(19,923)	(12,604)	19,438
Net cash provided by (used in) financing activities	1,132	(18,136)	(12,604)	(29,608)
Effect of exchange rate changes on cash			1,610	1,610
Net (decrease) increase in cash and cash equivalents	(92)	(75)	722	555
Cash and cash equivalents at beginning of year	389	108	1,586	2,083
Cash and cash equivalents at end of year	$297	$33	$2,308	$2,638

23.          COMMITMENTS AND CONTINGENCIES

Certain claims, suits and allegations that arise in the ordinary course of business and certain environmental claims have been filed or are pending against the Company. Management believes that all such matters in the aggregate would not have a material effect on the Company’s consolidated financial statements.

* * * * *

VERTIS, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
In thousands

	Balance at	Charges (Credits)	Write offs	Balance
	Beginning	to Costs and	Net of	at End
	of Year	Expenses	Recoveries	of Year
Allowance for Doubtful Accounts
Year ended December 31, 2006	$1,494	$942	$423 (1)	$2,859
Year ended December 31, 2005	3,320	1,544	(3,370)	1,494
Year ended December 31, 2004	3,862	670	(1,212)	3,320
Deferred Tax Valuation Allowance
Year ended December 31, 2006	$132,531	$(3,294)		$129,237
Year ended December 31, 2005	40,490	92,041		132,531
Year ended December 31, 2004	74,393	(33,903)		40,490

(1) In 2006, recoveries of accounts receivable previously written off were greater than the amount of accounts receivable written off.