Form 10-Q
period 2007-03-31
VERTIS INC
filed 2007-05-09
CIK 1178717

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of Registrant’s common stock as of May 9, 2007 was 1,000 shares.

PART 1 — FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Vertis, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,042	$5,710
Accounts receivable, net	79,925	139,426
Inventories	48,856	48,227
Maintenance parts, net	22,076	22,292
Prepaid expenses and other current assets	9,070	8,578
Total current assets	171,969	224,233
Property, plant and equipment, net (1)	328,166	330,039
Goodwill	246,440	246,260
Deferred financing costs, net	14,951	14,838
Other assets, net	28,113	29,316
Total assets	$789,639	$844,686

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$135,690	$186,638
Compensation and benefits payable	36,073	34,755
Accrued interest	42,537	14,300
Other current liabilities	23,627	29,067
Total current liabilities	237,927	264,760
Due to parent	3,470	3,491
Long-term debt	1,094,147	1,096,036
Other long-term liabilities	29,493	30,482
Total liabilities	1,365,037	1,394,769

Stockholder’s deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,689	409,689
Accumulated deficit	(978,415)	(953,090)
Accumulated other comprehensive loss	(6,672)	(6,682)
Total stockholder’s deficit	(575,398)	(550,083)
Total liabilities and stockholder’s deficit	$789,639	$844,686

(1)             Net of accumulated depreciation of $587.8 million and $576.5 million, respectively

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

Three Months Ended March 31,	2007	2006
	(Unaudited)

Revenue	$330,666	$348,127
Operating expenses:
Costs of production	269,092	277,571
Selling, general and administrative	37,450	36,665
Restructuring charges	911	6,617
Depreciation and amortization of intangibles	13,460	14,008
Total operating expenses	320,913	334,861
Operating income	9,753	13,266
Other expenses:
Interest expense, net	32,885	32,250
Other, net	1,962	1,882
	34,847	34,132

Loss from continuing operations before income tax expense and cumulative effect of accounting change	(25,094)	(20,866)
Income tax expense	106	75
Loss from continuing operations before cumulative effect of accounting change	(25,200)	(20,941)

Income from discontinued operations		1,060
Loss before cumulative effect of accounting change	(25,200)	(19,881)

Cumulative effect of accounting change		(1,654)

Net loss	$(25,200)	$(21,535)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

In thousands

Three Months Ended March 31,	2007	2006
	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(25,200)	$(21,535)
Adjustments for discontinued operations		(1,060)
Loss from continuing operations	(25,200)	(22,595)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	13,460	14,008
Amortization of deferred financing costs	1,598	1,558
Accretion of long-term debt discount	990	990
Cumulative effect of accounting change		1,654
Provision for doubtful accounts	251	(365)
Other, net	314	182
Changes in operating assets and liabilities
(excluding effect of acquisitions and dispositions):
Decrease in accounts receivable	59,250	45,661
Increase in inventories	(629)	(1,022)
Decrease in prepaid expenses and other assets	685	2,367
Decrease in accounts payable and other liabilities	(11,116)	(26,994)
Net cash provided by continuing operating activities	39,603	15,444
Income from discontinued operations		1,060
Change in net assets of discontinued operations held for sale		(2,137)
Net cash used in discontinued operations		(1,077)
Net cash provided by operating activities	39,603	14,367
Cash Flows from Investing Activities:
Capital expenditures	(14,581)	(10,396)
Software development costs capitalized	(312)	(550)
Proceeds from sale of property, plant and equipment	10	51
Acquisition of business, net of cash acquired	(181)
Net cash used in investing activities	(15,064)	(10,895)
Cash Flows from Financing Activities:
Net repayments under revolving credit facility	(52,880)	19,919
Borrowing under term loan	50,000
Deferred financing costs	(1,710)	(37)
Decrease in outstanding checks drawn on controlled disbursement accounts	(13,606)	(24,332)
Advances to parent	(21)
Financing activities of discontinued operations		1,077
Net cash used in financing activities	(18,217)	(3,373)
Effect of exchange rate changes on cash	10	(37)
Net increase in cash and cash equivalents	6,332	62
Cash and cash equivalents at beginning of year	5,710	1,828
Cash and cash equivalents at end of period	$12,042	$1,890

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.              GENERAL

The condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements of Vertis, Inc. and Subsidiaries (collectively, “Vertis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  The financial statements include all normal and recurring adjustments that management of the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by the generally accepted accounting principles for annual financial statements. As these are condensed consolidated financial statements, one should also read the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

The Company is a wholly-owned subsidiary of Vertis Holdings, Inc. (“Vertis Holdings”).

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.              NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of Statements No. 133 and 140” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.  SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of Statement No. 140” (“SFAS 156”).  SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value.  For subsequent measurements, SFAS 156 permits companies to choose, on a class-by-class basis, either an amortization method or a fair value measurement method.  The provisions of this Statement were effective for the Company beginning January 1, 2007.  The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“ FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 is intended to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for the Company for fiscal years beginning after December 15, 2006. The cumulative effect of applying this interpretation must be reported as an adjustment to the opening balance of the Company’s stockholder’s deficit in 2007.  The Company adopted this Statement on January 1, 2007, and recorded a $0.1 million adjustment to stockholder’s deficit.  See Note 16 for further discussion.

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

3.              DISCONTINUED OPERATIONS

On September 8, 2006, the Company entered into an agreement to sell its fragrance business, which included two presses and the Company’s fragrance lab and microencapsulation facility, all of which were located in one of the Company’s Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the business.  The sale agreement was entered into as the result of a strategic decision by the Company to move away from this line of business and focus its resources on its other Direct Mail activities.

The results of the fragrance business, which had been reported under the Direct Mail segment, have been accounted for as discontinued operations.  These results are included in income from discontinued operations on the condensed consolidated statements of operations.  No taxes were recorded for the fragrance business due to pretax losses and tax benefits being offset by deferred tax valuation allowances, see Note 16.  Interest was not allocated to the discontinued operation as the divestiture of the fragrance business was on a debt-free basis.  Prior year financial statements have been restated to reflect the fragrance business as discontinued operations.  Select results of this business, are presented in the following table.

(in thousands)

Three months ended March 31,	2006

Revenue	$10,367

Income from discontinued operations	1,060

4.              RESTRUCTURING CHARGES

The Company began a restructuring program in the first quarter of 2007 (the “2007 Program”) aimed at streamlining operations to capitalize on operating efficiencies and to reduce overhead, thus reducing the Company’s overall cost base.  The restructuring actions approved under the 2007 program in the first quarter include reductions in work force of approximately 11 employees and the closure of a Direct Mail programming support facility.  All restructuring actions approved as of March 31, 2007, under the 2007 Program are complete.  Costs associated with approved restructuring actions under the 2007 Program were $0.9 million, all of which were recorded in the first quarter of 2007.

Liabilities for severance costs related to future restructurings are not accrued as amounts cannot be reasonably estimated.  The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency.  It is likely that the Company will incur additional restructuring costs in 2007 in an on-going effort to achieve these objectives.

In the three months ended March 31, 2007, under the 2007 Program, the Advertising Inserts segment recorded $0.1 million in severance and related costs associated with the elimination of one position and $0.1 million in facility closure costs for the closure of an inserts sales office in 2006.  The Direct Mail segment recorded $0.1 million in severance and related costs in 2007 associated with the elimination of two positions and $0.4 million in facility costs, $0.3 million of which relates to the closure of a direct mail programming support facility and the remainder represents additional restructuring costs for the closure of a fulfillment facility in 2006 offset by an adjustment to the restructuring accrual to reflect the present value of the leases for closed Direct Mail facilities.  Corporate and Other recorded $0.1 million in severance and related costs in 2007 associated with the elimination of one position and $0.2 million in facility closure costs, $0.1 million of which related to accretion expense and the remainder of which represents additional restructuring costs for facilities that were closed prior to 2007.

Included in the 2007 first quarter segment restructuring expense amounts above are approximately $0.2 million of severance costs related to the elimination of seven shared services positions which have been allocated to the segments based on percentages established by management.

The first phase of the Company’s 2006 restructuring program (the “2006 Program”) included reductions in work force of approximately 240 employees and the closure of one advertising inserts production facility and two premedia production facilities.  In the three months ended March 31, 2006, under the 2006 Program, the Advertising Inserts segment recorded $1.5 million in severance and related costs associated with the elimination of approximately 165 positions and $0.4 million in facility closure costs as well as a $1.0 million write-down of assets associated with the closure of the production facility.  The Direct Mail segment recorded $0.3 million in severance and related costs in 2006 associated with the elimination of approximately 17 positions.  Corporate and Other recorded $2.4 million in severance and related costs in 2006 associated with the elimination of approximately 51 positions and $1.0 million in facility closure costs associated with the closure of two premedia production facilities.

Included in the 2006 first quarter segment restructuring expense amounts above are approximately $0.1 million of severance costs and $0.4 million of facilities costs allocated to the segments based on percentages established by management.  The severance costs are related to the elimination of approximately seven shared services positions and the facilities costs includes accretion expense.

The significant components of restructuring charges were as follows:

(in thousands)	Severance		Facility
	and Related	Asset	Closing
	Costs	Write-downs	Costs		Total

Balance at January 1, 2006	$2,920	$—	$5,795		$8,715
Restructuring charges in the three months ended March 2006	4,227	984	1,406	(1)	6,617
Restructuring payments and usage in the three months ended March 2006	(3,258)	(984)	(1,405)		(5,647)
Balance at March 31, 2006	$3,889	$—	$5,796		$9,685

Balance at January 1, 2007	$3,193	$—	$5,018		$8,211
Restructuring charges in the three months ended March 2007	249	—	662	(2)	911
Restructuring payments and usage in the three months ended March 2007	(1,162)	—	(512)		(1,674)
Balance at March 31, 2007	$2,280	$—	$5,168		$7,448

(1)          Includes accretion expense of $0.3 million.

(2)          Includes accretion expense of $0.1 million.

The Company expects to pay approximately $3.6 million of the accrued restructuring costs during the next year, and the remainder, approximately $3.8 million, by 2011.  The portion of this accrual attributable to facility closing costs is recorded net of estimated sublease income at its present value.  Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

5.              GOODWILL

Goodwill is accounted for under SFAS No. 142, “Goodwill and Other Intangibles”.  Under the provisions of this statement, the Company’s goodwill is tested for impairment on an annual basis.  The Company elected January 1 of each year as the annual test date.   Each of the Company’s reporting units is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit.  Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the estimated market values of the reporting units.  The annual goodwill test has been completed for 2007, and did not indicate any goodwill impairment.

6.              ACQUISITION

On May 31, 2006, the Company acquired USA Direct, Inc. (“USA Direct”) for $21.2 million in cash.  The financial results of USA Direct are included in the Company’s consolidated financial statements, within the Company’s Direct Mail segment, from the date of acquisition.  USA Direct is a full-service provider of direct marketing services based in York, Pennsylvania.  Goodwill arising in connection with the USA Direct acquisition was approximately $7.9 million, calculated as the excess of the purchase price over the fair value of the net assets acquired.  The Company expects to deduct the full amount of this goodwill for tax purposes, the amount of which will increase the Company’s net tax benefit carryforwards (See Note 16).

The Company is in the process of finalizing the working capital calculation under the USA Direct purchase agreement, thus, the allocation of the purchase price is subject to refinement.  The Company expects the purchase price to be finalized in the second quarter of 2007.

The following unaudited pro forma information reflects the Company’s first quarter results adjusted to include USA Direct as though the acquisition had occurred at the beginning of 2006.

Three months ended
(In thousands)	March 31, 2006

Revenue	$357,200
Loss from continuing operations before cumulative effect of accounting change	(20,682)
Net loss	(21,276)

7.              ACCOUNTS RECEIVABLE

The Company is party to a three-year agreement, terminating in December 2008 (the “A/R Facility”), to sell substantially all trade accounts receivable generated by the Company’s U.S. subsidiaries through the issuance of $130.0 million variable rate trade receivable backed notes.

Under the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary.  However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable.  The Company received cash proceeds for servicing of $0.3 million and $0.3 million in the three months ended March 31, 2007 and 2006, respectively.  These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections.  Additional deductions may be made if the Company fails to maintain a consolidated Compliance EBITDA (as defined in Note 10) of at least $180 million for any rolling twelve fiscal month period.  In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $125 million on a trailing twelve-month basis.  There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility.  As of March 31, 2007, the Company is in compliance with all targets and covenants under the A/R Facility.

At March 31, 2007 and December 31, 2006, accounts receivable of $113.4 million and $130.0 million had been sold under the A/R Facility, respectively, and as such are excluded from accounts receivable on the condensed consolidated balance sheet.  At March 31, 2007 and December 31, 2006, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $50.7 million and $92.3 million, which is included in Accounts receivable, net on the condensed consolidated balance sheet at allocated cost, which approximates fair value.  The proceeds from collections reinvested in securitizations amounted to $397.8 million and $434.7 million in the first quarter of 2007 and 2006, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points.  The Company also pays an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances.  The loss on sale, which approximated the fees, totaled $1.8 million and $1.5 million in the three months ended March 31, 2007 and 2006, respectively, and is included in Other, net on the condensed consolidated statement of operations.

8.              INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2007	2006

Paper	$28,157	$29,858
Ink and chemicals	4,647	3,160
Work in process	3,626	4,439
Finished goods	7,665	5,576
Other	4,761	5,194

	$48,856	$48,227

9.              SEGMENT INFORMATION

The Company operates in two reportable segments. The Company uses EBITDA as the measure by which it gauges the profitability and assesses the performance of its segments. The segments are:

•                  Advertising Inserts— provides a full array of targeted advertising products inserted into newspapers.

•                  Direct Mail — provides personalized direct mail products and various targeted direct marketing services.  This segment previously included the Company’s fragrance business, which was sold in the third quarter of 2006.  The operational results of the Company’s fragrance business are included in discontinued operations for the quarter ended March 31, 2006.  See Note 3 for further discussion.

In addition, the Company also provides premedia and image content management, creative services for advertising insert page layout and design, and media planning and placement services.  These services are included in the table below as “Corporate and Other”.  Corporate and Other also includes the Company’s general corporate costs, which reflect costs associated with the Company’s executive officers as well as other transactions that are not allocated to the Company’s business segments.

The following is information regarding the Company’s segments:

		Three months ended,
		March 31,
(in thousands)		2007		2006

Revenue	Advertising Inserts	$218,050	(1)	$238,168	(1)
	Direct Mail	90,122	(2)	82,335	(2)
	Corporate and Other	23,705	(3)	29,385	(3)
	Elimination of intersegment revenue	(1,211)		(1,761)
	Consolidated	$330,666		$348,127

EBITDA	Advertising Inserts	$16,775		$20,271
	Direct Mail	8,055		9,063
	Corporate and Other	(3,579)		(3,942)
	Consolidated EBITDA	21,251		25,392
	Depreciation and amortization of intangibles	13,460		14,008
	Interest expense, net	32,885		32,250
	Income tax expense	106		75
	Consolidated loss from continuing operations before cumulative effect of accounting change	$(25,200)		$(20,941)

Restructuring	Advertising Inserts	$170		$2,924
charges	Direct Mail	513		337
	Corporate and Other	228		3,356
	Consolidated	$911		$6,617

Depreciation and	Advertising Inserts	$8,858		$9,621
amortization of	Direct Mail	3,357		3,037
intangibles	Corporate and Other	1,245		1,350
	Consolidated	$13,460		$14,008

		March 31,	December 31,
(in thousands)		2007	2006

Identifiable	Advertising Inserts	$506,412	$535,510
Assets	Direct Mail	201,097	203,341
	Corporate and Other	82,130	105,835
	Consolidated	$789,639	$844,686

(1)             Includes intersegment revenue of $0.2 million and $0.4 million for 2007 and 2006, respectively.

(2)             Includes intersegment revenue of $0.3 million for both 2007 and 2006.

(3)             Includes intersegment revenue of $0.7 million and $1.0 million for 2007 and 2006, respectively.

10.             LONG -TERM DEBT

Long-term debt consisted of the following in the order of priority:

	March 31,	December 31,
(in thousands)	2007	2006

Revolving credit facility (due December 2008)	$60,000	$112,880
Term loan (due December 2008)	50,000
$350 million 9 3/4% senior secured second lien notes, net of discount (due April 2009)	346,817	346,418
$350 million 10 7/8% senior notes, net of discount (due June 2009)	349,202	349,113
13 1/2% senior subordinated notes (due December 2009)	293,495	293,495
Discount - 13 1/2% senior subordinated credit facility	(5,367)	(5,870)
Other notes		5
	1,094,147	1,096,041
Current Portion		(5)
	$1,094,147	$1,096,036

The Company has a credit facility (the “Credit Facility”) which, effective with the March 2007 amendment, provides availability of $250 million.  The Credit Facility, as amended, consists of a $200 million revolving credit facility and a $50 million term loan.  The Credit Facility also provides for issuances of up to $45 million in letters of credit and outstanding letters of credit reduce the availability under the revolving credit facility.  There is no repayment of the principal until December 22, 2008, the maturity date.

The maximum availability under the revolving credit facility is limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7); the lesser of 55% of the book value of eligible machinery and equipment at owned locations or 100% of the orderly liquidation value-in-place (as defined in the credit agreement); the lesser of 55% of the book value of eligible machinery and equipment at leased locations or 100% of the net orderly liquidation value (as defined in the credit agreement) and 80% of the fair market value of owned real estate.  The eligibility of such assets included in the calculation is set forth in the credit agreement. At March 31, 2007 the borrowing base was calculated to be $230.5 million. We had approximately $121.6 million available to borrow under the revolving credit facility at March 31, 2007.

The Credit Facility requires the Company to maintain Compliance EBITDA, as defined below, of $125 million on a trailing twelve-month basis as set forth by the March 2007 amendment to the Credit Facility.  At March 31, 2007, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $158.7 million.  If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility.

In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances.  The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined below, is in excess of $180 million on a rolling twelve fiscal month basis.  The agent is not required to obtain written consent when Compliance EBITDA on a rolling twelve fiscal month basis is less than $180 million.

“Compliance EBITDA” is the Consolidated EBITDA as reflected in Note 9 to these financial statements adjusted for certain items as defined in the credit agreement.

The interest rate on the revolving credit facility portion of the Credit Facility is either (a) the US Prime rate, plus a margin which fluctuates based on the Company’s senior secured leverage ratio (“Leverage Ratio”), defined as the ratio of senior secured debt to EBITDA, or (b) the US LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio.  The EBITDA amount used in this calculation is not equivalent to the amount included in these financial statements, but rather is net of adjustments to exclude certain items as defined in the credit agreement.  The interest rate on the term loan portion of the Credit Facility is the US LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio.  At March 31, 2007, the margin was 300 basis points above LIBOR for the revolving credit facility and 475 basis points above LIBOR for the term loan.  The Company also pays an unused commitment fee of 50 basis points on the difference between $200 million and the amount of loans and letters of credit outstanding.  At March 31, 2007, the weighted-average interest rate on the revolving credit facility was 8.3% and the rate on the term loan was 10.1%.

The Credit Facility, the 9 3/4% senior secured second lien notes (the “9 3/4% Notes”), the 10 7/8% senior notes and the 13 1/2% senior subordinated notes contain customary covenants.  At March 31, 2007, the Company was in compliance with its debt covenants.

11.    RETIREMENT PLANS

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans, including pension and supplemental executive retirement plans, for the three months ended March 31, 2007 and 2006.

	Three months ended
	March 31,
(in thousands)	2007	2006

Service cost	$104	$113
Interest cost	545	556
Expected return on plan assets	(339)	(315)
Amortization of prior service cost	25	25
Amortization of net loss	147	201
Net periodic benefit cost	$482	$580

The Company made contributions of approximately $0.4 million to its pension plans in the three months ended March 31, 2007.  The Company expects to contribute approximately $2.7 million in 2007 as previously disclosed in its consolidated financial statements for the year ended December 31, 2006.

12.             COMPREHENSIVE LOSS

The following table provides a reconciliation of net loss to comprehensive loss for the three months ended March 31, 2007 and 2006.

	Three months ended
	March 31,
(in thousands)	2007	2006

Net loss	$(25,200)	$(21,535)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	10	(55)
Amortization of prior service cost (1)	25
Amortization of net loss (1)	147
Total comprehensive loss	$(25,018)	$(21,590)

(1)          Represents the amortization of prior service cost and net actuarial losses, respectively, which are included in the Company’s pension expense for the quarter.  These amounts are excluded from total comprehensive loss in 2007 as the full amount of the prior service cost and net actuarial loss was recognized in other comprehensive loss at December 31, 2006 under SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans”, which the Company adopted on December 31, 2006.  Therefore, there is no change to the accumulated other comprehensive loss in the quarter ended March 31, 2007, related to these amounts.

13.    VERTIS HOLDINGS SHARED BASED COMPENSATION

Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards up to an aggregate of 10 million shares.  Vertis Holdings has options, restricted shares, retained shares and rights outstanding under the Stock Plan at March 31, 2007.  SFAS 123R requires that share based payments for compensation made by Vertis Holdings to employees of the Company be accounted for in the financial statements of the Company.

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

In the first quarter of 2007, an employee holding 2,118 Rights with Put Rights attached left the Company.  However, the employee’s manner of separation from the Company, did not fit the criteria, as discussed above, for them to exercise the Put Right attached to their Rights and therefore the Put Rights were forfeited.  As of March 31, 2007, there were 47,979 Retained Shares and Rights that have Put Rights Available.

The Company has the ability to issue restricted stock to certain members of management under the Stock Plan.  The restricted stock awards do not vest until immediately prior to a Liquidity Event or upon death or disability during employment, and they cannot be transferred until vesting occurs.  Additionally, if an employee leaves the Company prior to a Liquidity Event, they forfeit their restricted shares.  The probability of each of these events occurring is currently indeterminable, therefore compensation expense will not be recorded by the Company related to the restricted shares until a Liquidity Event takes place, or is probable of occurring, or in the event of a shareholders death or disability. Vertis Holdings issued 20,000 shares of restricted stock and cancelled 55,031 shares of restricted stock in the three months ended March 31, 2007.  A stock valuation is currently being performed by an independent third party and will be completed for the Company in the second quarter.  At March 31, 2007 there were 311,265 shares of restricted stock outstanding under the Stock Plan.

The Company also has the ability to issue options to certain members of management under the Stock Plan.  At March 31, 2007, there were 7,618 options outstanding under the Stock Plan.  These options were fully vested at March 31, 2007, therefore no compensation expense is recorded.

A summary of activity under the Stock Plan for the three months ended March 31, 2007 is as follows:

	Retained		Restricted
(thousands of shares)	Shares	Rights	Stock (1)	Options (2)

Outstanding at December 31, 2006	18	31	346	8
Granted			20
Forfeited/Cancelled	(2)		(55)
Outstanding at March 31, 2007	16	31	311	8

Nonvested at March 31, 2007			311
Exercisable at March 31, 2007				8

(1)         Pending the completion of the stock valuation in the second quarter, the weighted-average grant-date fair value of the restricted shares is $20.48 per share.  As of March 31, 2007 there was an estimated $6.0 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Stock Plan.

(2)         The weighted-average exercise price of the vested options outstanding at March 31, 2007 is $31.50 per share.  The outstanding options have ten-year terms, with 5,832 options expiring in 2009 and the remainder expiring in 2012.

14.             INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	Three months ended
	March 31,
(In thousands)	2007	2006

Interest expense	$31,963	$31,121
Amortization of deferred financing fees	1,598	1,558
Capitalized interest	(336)	(209)
Interest income	(340)	(220)
	$32,885	$32,250

The Company made interest payments of $2.4 million and $2.1 million in the three months ended March 31, 2007 and 2006, respectively.

15.             OTHER, NET

Other, net consists of the following:

	Three months ended
	March 31,
(In thousands)	2007	2006

A/R Facility fees (see Note 7)	$1,756	$1,472
Bank commitment fees	197	213
Other costs	9	197
	$1,962	$1,882

16.             INCOME TAXES

Vertis Holdings files a consolidated federal income tax return with all of its subsidiaries, including the Company.  The components of income tax have been allocated to the Company as if the Company filed a separate consolidated tax return.  The Company or one of its subsidiaries also files income tax returns in various state and foreign jurisdictions.  The Internal Revenue Service completed examinations of Vertis Holdings’ U.S. income tax returns through 2003.  The Company has certain tax attributes that originated in income tax returns from 1992 through 2006.  As such, the federal and state income tax returns for those years are subject to examination by the tax authorities.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 accumulated deficit balance.  The total amount of unrecognized tax benefits as of the date of adoption was approximately $0.4 million.  In addition, accrued interest and penalties amounted to approximately $0.6 million as of the date of adoption.  The Company recognizes interest and penalties accrued related to unrecognized tax positions as income tax expense.

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

The Company is currently under examination by various U.S. states in the United States.  The Company believes it has adequate provisions for all open years.

The income tax provision for the quarter of $0.1 million, primarily relates to foreign and state income tax.  The Company paid the interest associated with the settlement of the 2003 examination of $0.5 million in the quarter ended March 31, 2007.  There were no income tax payments made by the Company in the quarter ended March 31, 2006.

17.             GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company has three series of notes (see Note 10) which are general obligations of Vertis, Inc., and are guaranteed by certain of Vertis, Inc.’s domestic subsidiaries.  Accordingly, the following condensed consolidated financial information as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006, are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

As of March 31, 2007, the guarantor subsidiaries include Enteron Group LLC, Vertis Mailing LLC, Webcraft LLC, USA Direct LLC and Webcraft Chemicals LLC, all of which are wholly-owned subsidiaries of Vertis, Inc.  The operations of Enteron Group LLC are reported in Corporate and Other elsewhere in the financial statements, while the operations of Webcraft LLC and Webcraft Chemicals LLC are reported in the Direct Mail segment.  The non-guarantor subsidiary is Laser Tech Color Mexico, S.A. de C.V., which is a wholly-owned subsidiary of Vertis, Inc., and whose operations are included in Corporate and Other elsewhere in the financial statements.  The Parent is comprised of Vertis, Inc. and Vertis Receivables II, LLC, and includes the operations of Advertising Inserts as well as some Direct Mail operations and operations reported under Corporate and Other.

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

Condensed Consolidating Balance Sheet at March 31, 2007

In thousands

		Guarantor	Non- Guarantor	Elim-	Consol-
	Parent	Companies	Companies	inations	idated

ASSETS
Current Assets:
Cash and cash equivalents	$4,804	$5,774	$1,464		$12,042
Accounts receivable, net	62,095	17,336	494		79,925
Inventories	36,751	11,980	125		48,856
Maintenance parts	18,387	3,689			22,076
Prepaid expenses and other current assets	7,627	1,431	12		9,070
Total current assets	129,664	40,210	2,095		171,969
Intercompany receivable	72,906			$(72,906)
Investments in subsidiaries	62,040	859		(62,899)
Property, plant and equipment, net	254,403	73,623	140		328,166
Goodwill	196,828	49,612			246,440
Deferred financing costs, net	14,951				14,951
Other assets, net	24,168	3,945			28,113
Total Assets	$754,960	$168,249	$2,235	$(135,805)	$789,639

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$112,022	$23,631	$37		$135,690
Compensation and benefits payable	30,280	5,732	61		36,073
Accrued interest	42,537				42,537
Other current liabilities	19,069	4,415	143		23,627
Total current liabilities	203,908	33,778	241		237,927
Due to parent	3,470	53,093	19,813	$(72,906)	3,470
Long-term debt, net of current portion	1,094,147				1,094,147
Other long-term liabilities	28,833	660			29,493
Total liabilities	1,330,358	87,531	20,054	(72,906)	1,365,037
Stockholder’s (deficit) equity	(575,398)	80,718	(17,819)	(62,899)	(575,398)
Total Liabilities and Stockholder’s (Deficit) Equity	$754,960	$168,249	$2,235	$(135,805)	$789,639

Condensed Consolidating Balance Sheet Information at December 31, 2006

In thousands

		Guarantor	Non-Guarantor	Elim-	Consol-
	Parent	Companies	Companies	inations	idated

ASSETS
Current Assets:
Cash and cash equivalents	$554	$4,001	$1,155		$5,710
Accounts receivable, net	123,953	14,830	643		139,426
Inventories	35,321	12,844	62		48,227
Maintenance parts	18,572	3,720			22,292
Prepaid expenses and other current assets	6,921	1,657			8,578
Total current assets	185,321	37,052	1,860		224,233
Intercompany receivable	68,139			$(68,139)
Investments in subsidiaries	55,490	859		(56,349)
Property, plant and equipment, net	254,935	74,958	146		330,039
Goodwill	196,828	49,432			246,260
Deferred financing costs, net	14,838				14,838
Other assets, net	25,350	3,966			29,316
Total Assets	$800,901	$166,267	$2,006	$(124,488)	$844,686

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$154,555	$32,061	$22		$186,638
Compensation and benefits payable	29,564	5,145	46		34,755
Accrued interest	14,300				14,300
Other current liabilities	23,000	5,903	164		29,067
Total current liabilities	221,419	43,109	232		264,760
Due to parent	3,491	48,522	19,617	$(68,139)	3,491	(1)
Long-term debt, net of current portion	1,096,036				1,096,036
Other long-term liabilities	30,038	444			30,482
Total liabilities	1,350,984	92,075	19,849	(68,139)	1,394,769
Stockholder’s (deficit) equity	(550,083)	74,192	(17,843)	(56,349)	(550,083)
Total Liabilities and Stockholder’s (Deficit) Equity	$800,901	$166,267	$2,006	$(124,488)	$844,686

(1)             Represents the amount due to Vertis Holdings

Condensed Consolidating Statement of Operations

Three months ended March 31, 2007

In thousands

		Guarantor	Non-Guarantor	Elim-	Consol-
	Parent	Companies	Companies	inations	idated

Revenue	$254,377	$77,062	$500	$(1,273)	$330,666
Operating expenses:
Costs of production	211,024	58,999	342	(1,273)	269,092
Selling, general and administrative	28,476	8,955	19		37,450
Restructuring charges	803	108			911
Depreciation and amortization of intangibles	10,806	2,644	10		13,460
	251,109	70,706	371	(1,273)	320,913
Operating income	3,268	6,356	129		9,753
Other expenses (income):
Interest expense, net	32,895	(9)	(1)		32,885
Other, net	1,962				1,962
	34,857	(9)	(1)		34,847

Equity in net income of subsidiaries	6,389			(6,389)

(Loss) income before income tax expense	(25,200)	6,365	130	(6,389)	(25,094)
Income tax expense			106		106

Net (loss) income	$(25,200)	$6,365	$24	$(6,389)	$(25,200)

Condensed Consolidating Statement of Operations

Three months ended March 31, 2006

In thousands

		Guarantor	Non-Guarantor	Elim-	Consol-
	Parent	Companies	Companies	inations	idated

Revenue	$283,166	$65,397	$592	$(1,028)	$348,127
Operating expenses:
Costs of production	230,270	48,241	88	(1,028)	277,571
Selling, general and administrative	29,209	7,403	53		36,665
Restructuring charges	6,453	164			6,617
Depreciation and amortization of intangibles	11,740	2,263	5		14,008
	277,672	58,071	146	(1,028)	334,861
Operating (loss) income	5,494	7,326	446		13,266
Other expenses (income):
Interest expense, net	32,245	6	(1)		32,250
Other, net	1,884	(2)			1,882
	34,129	4	(1)		34,132

Equity in net income of subsidiaries	8,764	140		(8,904)

(Loss) income from continuing operations before income tax expense and cumulative effect of account change	(19,871)	7,462	447	(8,904)	(20,866)
Income tax expense	10		65		75

(Loss) income from continuing operations before cumulative effect of accounting change	(19,881)	7,462	382	(8,904)	(20,941)

Income from discontinued operations		920	140		1,060

(Loss) income before cumulative effect of accounting change	(19,881)	8,382	522	(8,904)	(19,881)

Cumulative effect of accounting change	(1,654)				(1,654)

Net (loss) income	$(21,535)	$8,382	$522	$(8,904)	$(21,535)

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2007

In thousands

			Non-
		Guarantor	Guarantor	Consol-
	Parent	Companies	Companies	idated

Cash Flows from Operating Activities	$38,155	$1,331	$117	$39,603
Cash Flows from Investing Activities:
Capital expenditures	(11,251)	(3,326)	(4)	(14,581)
Software development costs capitalized	(312)			(312)
Proceeds from sale of property, plant and equipment and divested assets		10		10
Acquisition of business, net of cash acquired		(181)		(181)
Net cash used in investing activities	(11,563)	(3,497)	(4)	(15,064)
Cash Flows from Financing Activities:
Net repayments under revolving credit facility	(52,880)			(52,880)
Borrowing under term loan	50,000			50,000
Deferred financing costs	(1,710)			(1,710)
Decrease in outstanding checks drawn on controlled disbursement accounts	(12,813)	(793)		(13,606)
Other financing activities	(4,939)	4,732	186	(21)
Net cash (used in) provided by financing activities	(22,342)	3,939	186	(18,217)
Effect of exchange rate changes on cash			10	10
Net increase in cash and cash equivalents	4,250	1,773	309	6,332
Cash and cash equivalents at beginning of year	554	4,001	1,155	5,710
Cash and cash equivalents at end of period	$4,804	$5,774	$1,464	$12,042

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2006

In thousands

			Non-
		Guarantor	Guarantor	Consol-
	Parent	Companies	Companies	idated

Cash Flows from Operating Activities	$18,663	$(4,164)	$(132)	$14,367
Cash Flows from Investing Activities:
Capital expenditures	(9,149)	(1,204)	(43)	(10,396)
Software development costs capitalized	(550)			(550)
Proceeds from sale of property, plant and equipment and divested assets	51			51
Net cash used in investing activities	(9,648)	(1,204)	(43)	(10,895)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	19,919			19,919
Deferred financing costs	(37)			(37)
(Decrease) Increase in outstanding checks drawn on controlled disbursement accounts	(28,037)	3,705		(24,332)
Other financing activities	(761)	1,613	225	1,077
Net cash (used in) provided by financing activities	(8,916)	5,318	225	(3,373)
Effect of exchange rate changes on cash			(37)	(37)
Net increase (decrease) in cash and cash equivalents	99	(50)	13	62
Cash and cash equivalents at beginning of year	304	101	1,423	1,828
Cash and cash equivalents at end of period	$403	$51	$1,436	$1,890

18.	COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Overview

Executive Summary

Vertis, Inc. is a premier provider of print advertising, direct marketing solutions and related value added services to America’s leading retail and consumer services companies. We deliver marketing programs that create strategic value for clients by using creative services, color management technologies, proprietary research, customer targeting expertise, premedia and media services, combined with its world-class printing expertise.

We operate through two reportable business segments: Advertising Inserts and Direct Mail.   Advertising Inserts provides a full product line of printed targeted advertising products inserted into newspapers.  Direct Mail provides personalized direct mail products and various targeted direct marketing services. In addition, we also provide premedia and related services (“Premedia”) as well as media planning and placement services (“Media Services”).  Premedia and Media Services are included in Corporate and Other, together with corporate costs incurred by the Company.

We use independent third-party source materials to track statistics pertaining to advertising growth.  Based on these publications, the estimates for 2006 domestic advertising spending indicated growth ranging from 4.7% to 5.6%.  US advertising growth estimates for 2007 range from 2.6% to 4.8%.  Advertising growth percentages include all forms of advertising, not exclusively print advertising, as those statistics are not tracked separately.

The advertising insert business in general has been impacted by excess industry capacity causing industry-wide price pressure and intense competition for volume. Marketers have trended toward multi-channel advertising campaigns, which leverage more than one type of medium in addition to advertising inserts to expand their coverage. There has also been consolidation in end-user groups who traditionally use advertising inserts to convey their messages. These factors contributed to the volume decline at our Advertising Inserts segment in the first quarter of 2007 compared to 2006. Pricing, including the effects of product, customer and equipment mix, in Advertising Inserts improved in the first quarter of 2007, largely reflecting normal changes in product and customer mix as opposed to a change in the intense competitive pricing environment for advertising inserts. The challenging conditions in Advertising Inserts, specifically the industry-wide dynamics around pricing as well as the intense competitive pressure to maintain and grow sales volume, are expected to continue. Direct Mail revenue increased in the first quarter due to the acquisition of USA Direct, Inc. (“USA Direct”) and growth for other direct mail products and services. Overall, revenue gains were generally broad-based across the segment’s end-user groups, partially mitigated by a less favorable mix which resulted in a decline in Pricing in the quarter. We expect volume growth in Direct Mail to continue.

Cost management continues to be a major focus of ours.  Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs.  Our first quarter 2007 restructuring activities are expected to yield annualized cost savings of approximately $1.3 million.

Liquidity continues to be a primary focus.  At March 31, 2007 we had approximately $121.6 million available to borrow under our revolving senior credit facility (the “Credit Facility”), our primary source of funds.  Under the Credit Facility, we are subject to a minimum EBITDA covenant requiring us to maintain EBITDA, as defined by the Credit Facility, of

$125 million on a trailing twelve-month basis.  The Company’s trailing twelve-month Compliance EBITDA, as calculated under the credit agreement, was $158.7 million at March 31, 2007. As of March 31, 2007, we were in compliance with all of our covenants, financial or otherwise.  While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum EBITDA required under the covenant.  Based upon the latest projections for the balance of 2007, we believe we will be in compliance in the upcoming year.

We continue to be highly leveraged.  However, as a result of the refinancing of our Credit Facility and other refinancings over the last few years, no significant debt repayments are due until 2008 and beyond.

Capital expenditures in the first quarter of 2007 increased $3.9 million from the spending for the same period in 2006.  This increase in capital spending is due to the timing of expenditures.  We currently expect the level of capital expenditures to increase approximately 10% to 15% above 2006 spending.

A large portion of our revenue is generally seasonal in nature.  However, our efforts to expand our other product lines as well as expand the market for our advertising inserts to year-round customers, have reduced the overall seasonality of our revenues.  Of our full year 2006 revenue, 23.8% of revenues were generated in the first quarter, 23.9% in the second, 24.0% in the third and 28.3% in the fourth.  Profitability continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at higher capacity during the fourth quarter holiday production season.  On the other hand, lower volume negatively impacts margins since we are not able to fully leverage fixed depreciation, amortization, interest and other costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first.  As a result, our overall yearly performance depends, to an extent, on our performance in the second half of the year.

Discontinued Operations

On September 8, 2006, we entered into an agreement to sell our fragrance business, which included two presses and the Company’s fragrance lab and microencapsulation facility, all of which were located in one of the Company’s Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the business.  The sale agreement was entered into as the result of a strategic decision by the Company to move away from this line of business and focus its resources on its other Direct Mail activities.

Revenue and net income from the fragrance business, which was reported under our Direct Mail segment, were $10.4 million and $1.1 million, respectively, for the three months ended March 31, 2006.   Prior year financial statements have been restated to present the operations of our fragrance business as a discontinued operation and, as such, the first quarter 2006 results from our fragrance business are included in Income from discontinued operations on our consolidated statements of operations.   No taxes were recorded for the fragrance business due to pre-tax losses and tax benefits being offset by deferred tax valuation allowances.  Interest was not allocated to the discontinued operation as the divestiture of the fragrance business was on a debt-free basis.  See Note 3 to our condensed consolidated financial statements included elsewhere in this document.

Restructuring

We began a restructuring program in the first quarter of 2007 (the “2007 Program”) aimed at streamlining operations to capitalize on operating efficiencies and to reduce overhead, thus reducing our overall cost base.  The restructuring actions approved under the 2007 program in the first quarter include reductions in work force of approximately 11 employees and the closure of a Direct Mail programming support facility.  All restructuring actions approved as of March 31, 2007, under the 2007 Program are complete.  Costs associated with approved restructuring actions under the 2007 Program were $0.9 million, all of which were recorded in the first quarter of 2007.  Cost savings achieved in the first quarter of 2007 as a result of the 2007 Program were approximately $0.1 million, nearly all of which were staffing related with the remainder related to decreased facility costs.  These savings impacted both the cost of production and the selling, general and administrative line items on our condensed consolidated statement of operations.  Annual cost savings expected in future years as a result of the 2007 Program are estimated to be approximately $1.3 million, $1.2 million of which relate to expected staffing cost savings and $0.1 million related to facility costs savings.

Liabilities for severance costs related to future restructurings are not accrued as amounts cannot be reasonably estimated.  We are continuously evaluating the need to implement restructuring programs to rationalize our costs and improve operating efficiency.  It is likely that we will incur additional restructuring costs in 2007 in an on-going effort to achieve these objectives.

In the three months ended March 31, 2007, under the 2007 Program, the Advertising Inserts segment recorded $0.1 million in severance and related costs associated with the elimination of one position and $0.1 million in facility closure costs for the closure of an inserts sales office in 2006.  The Direct Mail segment recorded $0.1 million  in severance and related costs in 2007 associated with the elimination of two positions and $0.4 million in facility costs, $0.3 million of which relates to the closure of a direct mail programming support facility and the remainder represents additional restructuring costs for the closure of a fulfillment facility in 2006 offset by an adjustment to the restructuring accrual to reflect the present value of the leases for closed Direct Mail facilities.  Corporate and Other recorded $0.1 million in severance and related costs in 2007 associated with the elimination of one position and $0.2 million in facility closure costs, $0.1 million of which related to accretion expense and the remainder of which represents additional restructuring costs for facilities that were closed prior to 2007.

Included in the 2007 first quarter segment restructuring expense amounts are approximately $0.2 million of severance costs related to the elimination of seven shared services positions which have been allocated to the segments based on percentages established by management.

The first phase of our 2006 restructuring program (the “2006 Program”) included reductions in work force of approximately 240 employees and the closure of one advertising inserts production facility and two Premedia production facilities.  In the three months ended March 31, 2006, under the 2006 Program, the Advertising Inserts segment recorded $1.5 million in severance and related costs associated with the elimination of approximately 165 positions and $0.4 million in facility closure costs as well as a $1.0 million write-down of assets associated with the closure of the production facility.  The Direct Mail segment recorded $0.3 million in severance and related costs in 2006 associated with the elimination of approximately 17 positions.  Corporate and Other recorded $2.4 million in severance and related costs in 2006 associated with the elimination of approximately 51 positions and $1.0 million in facility closure costs associated with the closure of two Premedia production facilities.

Included in the 2006 first quarter segment restructuring expense amounts above are approximately $0.1 million of severance costs and $0.4 million of facilities costs allocated to the segments based on percentages established by management.  The severance costs are related to the elimination of approximately seven shared services positions and the facilities costs represent accretion expense.

In connection with our restructuring actions discussed above, we recorded $0.9 million and $6.6 million of restructuring charges in the three months ended March 31, 2007 and 2006, respectively.  We expect to pay approximately $3.6 million of the accrued restructuring costs during the next year, and the remainder, approximately $3.8 million, by 2011.  For more information about our restructuring charges, see Note 4 to our condensed consolidated financial statements.

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

Also affecting year-over-year comparability, is the acquisition of USA Direct in May 2006.  The financial results of USA Direct are included in our consolidated financial statements, within our Direct Mail segment, from the date of acquisition.

You should consider all of these factors in reviewing the discussion of our operating results.

Results Of Operations

The following table presents major components from our condensed consolidated statements of operations and condensed consolidated statements of cash flows:

	Three months ended March 31,		Percentage of Revenue
	2007	2006	2007	2006
	(in thousands)

Revenue	$330,666	$348,127	100.0%	100.0%
Costs of production	269,092	277,571	81.4%	79.8%
Selling, general and administrative	37,450	36,665	11.3%	10.5%
Restructuring and asset impairment charges	911	6,617	0.3%	1.9%
Depreciation and amortization of intangibles	13,460	14,008	4.1%	4.0%
Total operating costs	320,913	334,861	97.1%	96.2%
Operating income	9,753	13,266	2.9%	3.8%

Other data:

Cash flows provided by operating activities	$39,603	$14,367
Cash flows used in investing activities	(15,064)	(10,895)
Cash flows used in financing activities	(18,217)	(3,373)
EBITDA	21,251	25,392	6.4%	7.3%

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

	Three months ended March 31,
(in thousands)	2007	2006

Loss from continuing operations before cumulative effect of accounting change	$(25,200)	$(20,941)
Interest expense, net	32,885	32,250
Income tax expense	106	75
Depreciation and amortization of intangibles	13,460	14,008
EBITDA	$21,251	$25,392

Revenue

For the three months ended March 31, 2007, our consolidated revenue decreased $17.4 million, or 5.0%, from $348.1 million in 2006 to $330.7 million in 2007.

At our Advertising Inserts segment, revenue decreased $20.1 million, or 8.4%, from $238.2 million for the quarter ended March 31, 2006 to $218.1 million for the quarter ended March 31, 2007.  The primary changes in Advertising Inserts revenue are as follows:

(in thousands)	Revenue

Quarter ended March 31, 2006	$238,168

Increase (decrease):

Volume	(12,870)
Pricing (1)	2,542
Paper (2)	(9,790)
Total revenue change	(20,118)

Quarter ended March 31, 2007	$218,050

(1)  Includes product, customer and equipment mix.

(2)  See “Factors Affecting Comparability” section.

The decline in Advertising Inserts volume is indicative of the trend by marketers toward multi-channel advertising campaigns, which leverage more than one type of medium in addition to advertising inserts as a means to expand their advertising coverage.  In addition, volume was negatively impacted by the previously disclosed less than optimal execution of certain 2006 cost reductions, reorganizations and order management changes, all resulting in certain customers seeking alternative suppliers.

With respect to Pricing, excess industry capacity continues to cause overall price pressure.  The increase in Pricing in the first quarter of 2007, relative to the comparable 2006 period, reflects this overall industry trend, offset by normal changes in product and customer mix.

At our Direct Mail segment, revenue increased $7.8 million, or 9.5%, from $82.3 million for the three months ended March 31, 2006 to $90.1 million for the three months ended March 31, 2007.  The primary changes in Direct Mail revenue are as follows:

(in thousands)	Revenue

Quarter ended March 31, 2006	$82,335

Increase (decrease):

Volume	6,211
Pricing (1)	(3,254)
Paper (2)	3,674
Other (3)	1,156
Total revenue change	7,787

Quarter ended March 31, 2007	$90,122

(1)  Includes product, customer and equipment mix.

(2)  See “Factors Affecting Comparability” section.

(3)  Includes $8.6 million for USA Direct, which was acquired in May 2006, offset by declines in fulfillment revenue and other pass-through items.

In addition to the impact of USA Direct, overall volume increased, with revenue gains generally broad-based across the Direct Mail end-user groups.  The decline in Pricing was largely the result of changes in product mix.

Corporate and Other revenue decreased $5.7 million, or 19.4%, from $29.4 million for the quarter ended March 31, 2006 to $23.7 million for the quarter ended March 31, 2007.  Premedia accounted for $4.5 million of the decline in revenue and Media Services accounted for $1.4 million of the revenue decline, both of which are primarily due to a decline in volume.

See also “Segment Performance” for a discussion of EBITDA by segment.

Operating Expenses (Income)

For the three months ended March 31, 2007, our consolidated costs of production decreased $8.5 million, or 3.1%, from $277.6 million in 2006 to $269.1 million in 2007.  Included within these cost variances are $8.0 million of USA Direct costs of production, which are included in the first quarter 2007 results.  Additional increases in the costs of production are attributable to increases in ink consumed, repairs and maintenance, rent expense, and telecommunications costs.  Offsetting these increases are decreases in paper consumed, contract services, labor costs, freight expense, operating supplies and utilities.

Selling, general and administrative expenses increased $0.8 million, or 2.2%, for the quarter ended March 31, 2007, from $36.7 million in 2006 to $37.5 million in 2007.  Included within these cost variances are $1.2 million of USA Direct costs, which are included in the first quarter 2007 results.  Additional increases in selling, general and administrative expenses relate to increases in telecommunications costs and travel and living expenses.  Offsetting these increases are decreases in staffing costs, professional fees and contract services.

Restructuring charges for the three months ended March 31, 2007 were $0.9 million as compared to $6.6 million in the comparable 2006 period.  See the “Restructuring” section for a detailed discussion of restructuring charges.

Loss from continuing operations before cumulative effect of accounting change

Loss from continuing operations before cumulative effect of accounting change was $25.2 million for the quarter ended March 31, 2007, an increase of $4.3 million compared to a loss of $20.9 million for the comparable 2006 period.  This increase reflects the aforementioned changes in revenue and costs.  See also “Segment Performance” below.

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

At the Advertising Inserts segment, EBITDA amounted to $16.8 million for the three months ended March 31, 2007, a decrease of $3.5 million, or 17.2%, compared to $20.3 million in the comparable 2006 period.  The primary changes in EBITDA are as follows:

(in thousands)	EBITDA

Quarter ended March 31, 2006	$20,271

Increase (decrease) in EBITDA:

Volume	(6,071)
Pricing (1)	2,542
Variable Costs, rate adjusted (2)	(2,693)
Fixed Costs (3)	(410)
Selling, general and administrative (4)	382
Restructuring charges	2,754
Total EBITDA change	(3,496)

Quarter ended March 31, 2007	$16,775

(1)  Includes product, customer and equipment mix.

(2)  Primarily related to increases in and ink and labor costs.

(3)  Primarily related to decreased staffing costs and professional fees offset by increased maintenance costs and travel expenses.

(4)  Primarily related to decreased staffing costs and professional fees offset by increased telecommunications costs.

At the Direct Mail segment, EBITDA amounted to $8.1 million for the three months ended March 31, 2007, a decrease of $1.0 million, or 11.0%, compared to $9.1 million in the comparable 2006 period.  The primary changes in EBITDA are as follows:

(in thousands)	EBITDA

Quarter ended March 31, 2006	$9,063

Increase (decrease) in EBITDA:

Volume	3,824
Pricing (1)	(3,254)
Variable Costs, rate adjusted (2)	568
Fixed Costs (3)	(177)
Selling, general and administrative (4)	(599)
Restructuring charges	(176)
Other (5)	(1,194)
Total EBITDA change	(1,008)

Quarter ended March 31, 2007	$8,055

(1)  Includes product, customer and equipment mix.

(2)  Primarily related to a decline in direct labor costs.

(3)  Primarily related to decreases in labor costs offset by increases in professional fees, telecommunications costs and rent expense.

(4)  Primarily related to increases in professional fees offset by decreases in staffing costs and travel expenses.

(5)  Principally the decline in EBITDA for our fulfillment and other businesses as well as the inclusion of USA Direct EBITDA in 2007.

Corporate and Other recorded an EBITDA loss of $3.6 million for the quarter ended March 31, 2007, a decrease in loss of $0.3 million, or 7.7%, compared to a $3.9 million EBITDA loss for the quarter ended March 31, 2006. This change is largely due to the decline in Premedia and Media Services revenue, discussed above, offset by lower costs of production and restructuring costs.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

We believe that the debt facilities in place, as well as our cash flows, will be sufficient to meet our operational needs (including capital expenditures and restructuring costs) for the next twelve months and beyond.  At March 31, 2007, we had approximately $121.6 million available to borrow under the Credit Facility.

The maximum availability under the Credit Facility is $250 million, up to $200 million of which may consist of a revolving credit facility with the remaining $50 million representing a term loan.   The maximum availability of the revolving credit facility is limited to a borrowing base calculated as follows: 85% of our eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in our $130 million trade receivables securitization (see Note 7 to the condensed consolidated financial statements); the lesser of 55% of the book value of eligible machinery and equipment at owned locations or 100% of the orderly liquidation value-in-place (as defined in the credit agreement); the lesser of 55% of the book value of eligible machinery and equipment at leased locations or 100% of the net orderly liquidation value (as defined in the credit agreement) and 80% of the fair market value of owned real estate.  The eligibility of such assets included in the calculation is set forth in the credit agreement.  In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances.  The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined in Note 10 to the condensed consolidated financial statements, is in excess of $180 million on a rolling twelve fiscal month basis.  The agent is not required to obtain written consent when Compliance EBITDA on a rolling twelve fiscal month basis is less than $180 million.  However, the Credit Facility requires us to maintain Compliance EBITDA as set forth in the credit agreement.  The Compliance EBITDA covenant at March 31, 2007, was $125 million on a trailing twelve-month basis.  At March 31, 2007, our borrowing base was calculated to be $230.5 million and our trailing twelve-month Compliance EBITDA was $158.7 million.  If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility.  At March 31, 2007, we were in compliance with our debt covenants.

We have debt instruments that mature in 2008 and 2009 in the amounts of $110.0 million and $993.5 million respectively.  In addition, our off-balance sheet accounts receivable facility matures in December 2008 (see “Off-Balance Sheet Arrangements”).  There can be no assurance that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt.  In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

Items that could impact our liquidity are described below.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of March 31, 2007 and the periods in which payments are due:

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
(In thousands)
Long-term debt	$1,103,495		$1,103,495
Interest payments (1)	259,063	$111,809	147,254
Operating leases	96,622	24,673	34,514	$22,506	$14,929
Restructuring payments (2)	2,398	1,875	523
Pension payments (3)	25,111	2,717	5,590	5,356	11,448
Total contractual cash obligations	$1,486,689	$141,074	$1,291,376	$27,862	$26,377

(1)             Interest payments relate only to the interest on our debt for which the interest rate is fixed.  The amount excludes interest owed under the Credit Facility, for which the interest rates fluctuate.  For further discussion, see Note 10 to the condensed consolidated financial statements included in this report.  The balance of the Credit Facility at March 31, 2007, consisted of a $60.0 million revolving credit facility and a $50.0 million term loan.  The weighted-average interest rate on the revolving credit facility was 8.3% and the rate on the term loan was 10.1%.

(2)             Restructuring payments exclude lease payments associated with facilities exited under a restructuring plan as these costs are included in the Operating lease amounts above.

(3)             Pension amounts represent the estimated future benefit payments under our non-qualified defined benefit plans and estimated contributions related to our qualified defined benefit plans.

As of March 31, 2007, we do not have any contracts requiring us to purchase any specified minimum quantities.  Therefore, we do not have any purchase obligations that require disclosure in the table above.

Debt Financing

Our Credit Facility, which matures on December 22, 2008, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary covenants.  In addition, the Credit Facility requires us to maintain Compliance EBITDA as set forth under the credit agreement.  The Compliance EBITDA covenant at March 31, 2007, was $125 million on a trailing twelve-month basis.  At March 31, 2007, our trailing twelve-month Compliance EBITDA as calculated under the credit agreement was $158.7 million.  If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility.  At March 31, 2007, we were in compliance with our debt covenants.

While we currently expect to be in compliance in future periods, there can be no assurance that these financial covenants will continue to be met.  Based upon the latest projections for the balance of 2007, we believe we will be in compliance in the current year.  For further information on our long-term debt, see Note 10 to the condensed consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

We are party to a three-year agreement, terminating in December 2008 (the “A/R Facility”), to sell substantially all trade accounts receivable generated by our U.S. subsidiaries through the issuance of $130.0 million variable rate trade receivable backed notes.

Under the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary.  However, we maintain an interest in the receivables and have been contracted to service the accounts receivable.  We received cash proceeds for servicing of $0.3 million and $0.3 million in the three months ended March 31, 2007 and 2006, respectively.  These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections.  Additional deductions may be made if we fail to maintain a consolidated Compliance EBITDA of at least $180 million for any rolling four fiscal quarter period.  In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $125 million.  There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility.  As of March 31, 2007, we are in compliance with all targets and covenants under the A/R Facility.

At March 31, 2007 and December 31, 2006, accounts receivable of $113.4 million and $130.0 million had been sold under the A/R Facility, respectively, and as such are excluded from accounts receivable on our condensed consolidated balance sheet included elsewhere in this document.  At March 31, 2007 and December 31, 2006, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $50.7 million and $92.3 million, which is included in Accounts receivable, net on the condensed consolidated balance sheet at allocated cost, which approximates fair value.  The proceeds from collections reinvested in securitizations amounted to $397.8 million and $434.7 million in the first quarter of 2007 and 2006, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points.  We also pay an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances.  The loss on sale, which approximated the fees, totaled $1.8 million and $1.5 million in the three months ended March 31, 2007 and 2006, respectively, and is included in Other, net in our condensed consolidated statement of operations included elsewhere in this document.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

Our current liabilities exceeded current assets by $66.0 million at March 31, 2007 and by $40.5 million at December 31, 2006.  This represents a decrease in working capital of $25.5 million for the three months ended March 31, 2007.  The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility.  We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility.  After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables.  Therefore, if we add back the accounts receivable of $113.4 million and $130.0 million sold under the A/R Facility as of March 31, 2006 and December 31, 2005, respectively, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at March 31, 2007 and December 31, 2006 would have been $47.4 million and $89.5 million, respectively.  The ratio of current assets to current liabilities as of March 31, 2007 was 0.72 to 1 (1.20 to 1, excluding the impact of the A/R Facility) compared to 0.85 to 1 as of December 31, 2006 (1.34 to 1, excluding the impact of the A/R Facility).

In the three months ended March 31, 2007, cash provided by working capital, adjusted for acquisitions and divestitures, was $23.8 million.  This was an increase of $33.3 million compared to cash used for working capital in the three months ended March 31, 2006.  The 2007 increase was primarily driven by the timing of receivable collections to a more normal schedule in 2007 versus 2006, most notably in our media services business.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash from continuing operating activities improved $24.2 million from the first quarter of 2006.  This increase is primarily the result of changes in the timing of the settlement of payables and collection of receivables, most notably in our media services business.

Cash Flows from Investing Activities

Net cash used in investing activities in the first quarter of 2007 increased by $4.2 million from the 2006 level, primarily due to an increase in capital spending related to the timing of capital expenditures, which are estimated to increase 10% to 15% above 2006 spending.

Cash Flows from Financing Activities

Net cash used in financing activities in the first quarter of 2007 increased $14.8 million from the comparable 2006 period.  This change relates to a $22.8 million fluctuation in funding under our revolving credit facility, which reflects the relative levels of cash provided by operating activities and capital expenditures in each respective year.  Offsetting this change is a $10.7 million fluctuation in the amount of outstanding checks drawn on controlled disbursement accounts, which is primarily due to timing differences.  Additionally, financing activities of our discontinued operations in the first quarter of 2006 contributed $1.1 million of this fluctuation.

New Accounting Policies

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 accumulated deficit balance.  The total amount of unrecognized tax benefits as of the date of adoption was approximately $0.4 million.  In addition, accrued interest and penalties amounted to approximately $0.6 million as of the date of adoption.  The Company recognizes interest and penalties accrued related to unrecognized tax positions as income tax expense.  See Note 16 to our condensed consolidated financial statements for further discussion of income taxes.

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

Quantitative Information

At March 31, 2007, 10.0% of our long-term debt held a variable interest rate.

Based on a hypothetical 10% increase in interest rates, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended March 31, 2007 by approximately $1.2 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all other factors constant.  The sensitivity analysis is limited in that it is based on balances outstanding at March 31, 2007 and does not provide for changes in borrowings that may occur in the future.

Item 4.  CONTROLS AND PROCEDURES

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.  No significant changes were made in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

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

Item 5.  OTHER INFORMATION

Forward Looking Statements

We have included in this quarterly report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  You may find discussions containing such forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as within this quarterly report generally.  In addition, when used in this quarterly report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “projects,” “intends” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control.  It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements.  Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to those discussed in our annual report on Form 10-K dated April 2, 2007, under “Risk Factors” as well as:

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

Item 6.  EXHIBITS

Exhibit 10.1    Employment agreement dated April 26, 2007 by and between Vertis, Vertis Holdings and Michael DuBose.

Exhibit 31.1    Certification of Michael T. DuBose, Chairman and Chief Executive Officer, dated May 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2    Certification of Stephen E. Tremblay, Chief Financial Officer, dated May 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.

/s/ MICHAEL T. DUBOSE

Michael T. DuBose
Chairman and Chief Executive Officer

/s/ STEPHEN E. TREMBLAY

Stephen E. Tremblay
Chief Financial Officer
Date: May 9, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	Employment agreement dated April 26, 2007 by and between Vertis, Vertis Holdings and Michael DuBose.
31.1	Certification of Michael T. DuBose, Chairman and Chief Executive Officer, dated May 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Stephen E. Tremblay, Chief Financial Officer, dated May 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.