Form 10-Q
period 2007-06-30
VERTIS INC
filed 2007-08-09
CIK 1178717

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of Registrant’s common stock as of August 9, 2007 was 1,000 shares.

PART 1 – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Vertis, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,030	$5,710
Accounts receivable, net	91,202	139,426
Inventories	48,022	48,227
Maintenance parts, net	21,758	22,292
Prepaid expenses and other current assets	9,715	8,578
Total current assets	176,727	224,233
Property, plant and equipment, net (1)	334,367	330,039
Goodwill	246,527	246,260
Deferred financing costs, net	13,159	14,838
Other assets, net	28,123	29,316
Total assets	$798,903	$844,686

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$160,114	$186,638
Compensation and benefits payable	38,666	34,755
Accrued interest	14,028	14,300
Other current liabilities	23,599	29,067
Total current liabilities	236,407	264,760
Due to parent	3,420	3,491
Long-term debt	1,124,274	1,096,036
Other long-term liabilities	29,791	30,482
Total liabilities	1,393,892	1,394,769

Stockholder’s deficit:
Common stock - authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,689	409,689
Accumulated deficit	(998,017)	(953,090)
Accumulated other comprehensive loss	(6,661)	(6,682)
Total stockholder’s deficit	(594,989)	(550,083)
Total liabilities and stockholder’s deficit	$798,903	$844,686

(1) Net of accumulated depreciation of $598.3 million and $576.5 million, respectively

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

Three Months Ended June 30,	2007	2006
	(Unaudited)

Revenue	$332,130	$350,491
Operating expenses:
Costs of production	265,473	271,827
Selling, general and administrative	35,989	32,286
Restructuring charges	1,290	2,450
Depreciation and amortization of intangibles	13,767	14,014
Total operating expenses	316,519	320,577
Operating income	15,611	29,914
Other expenses:
Interest expense, net	33,340	32,862
Other, net	1,951	1,860
	35,291	34,722

Loss from continuing operations before income tax expense	(19,680)	(4,808)
Income tax expense	47	64
Loss from continuing operations	(19,727)	(4,872)

Loss from discontinued operations		(170)

Net loss	$(19,727)	$(5,042)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

Six Months Ended June 30,	2007	2006
	(Unaudited)

Revenue	$662,796	$698,618
Operating expenses:
Costs of production	534,565	549,398
Selling, general and administrative	73,439	68,951
Restructuring charges	2,201	9,067
Depreciation and amortization of intangibles	27,227	28,022
Total operating expenses	637,432	655,438
Operating income	25,364	43,180
Other expenses:
Interest expense, net	66,225	65,112
Other, net	3,913	3,742
	70,138	68,854

Loss from continuing operations before income tax expense and cumulative effect of accounting change	(44,774)	(25,674)
Income tax expense	153	139
Loss from continuing operations before cumulative effect of accounting change	(44,927)	(25,813)

Income from discontinued operations		890
Loss before cumulative effect of accounting change	(44,927)	(24,923)

Cumulative effect of accounting change		(1,654)

Net loss	$(44,927)	$(26,577)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

In thousands

Six Months Ended June 30,	2007	2006
	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(44,927)	$(26,577)
Adjustments for discontinued operations		(890)
Loss from continuing operations	(44,927)	(27,467)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) continuing operating activities:
Depreciation and amortization	27,227	28,022
Amortization of deferred financing costs	3,449	3,121
Accretion of long-term debt discount	1,981	1,981
Cumulative effect of accounting change		1,654
Provision for doubtful accounts	219	(510)
Other, net	1,023	201
Changes in operating assets and liabilities (excluding effect of acquisitions and dispositions):
Decrease in accounts receivable	47,941	28,492
Decrease (increase) in inventories	205	(456)
(Increase) decrease in prepaid expenses and other assets	(596)	161
Decrease in accounts payable and other liabilities	(10,297)	(43,485)
Net cash provided by (used in) continuing operating activities	26,225	(8,286)
Income from discontinued operations		890
Change in net assets of discontinued operations held for sale		2,588
Net cash provided by discontinued operations		3,478
Net cash provided by (used in) operating activities	26,225	(4,808)
Cash Flows from Investing Activities:
Capital expenditures	(32,796)	(22,642)
Software development costs capitalized	(364)	(1,202)
Proceeds from sale of property, plant and equipment	245	101
Acquisition of business, net of cash acquired	(203)	(20,666)
Net cash used in investing activities	(33,118)	(44,409)
Cash Flows from Financing Activities:
Net (repayments) borrowings under revolving credit facility	(23,743)	78,613
Borrowing under term loan	50,000
Deferred financing costs	(1,769)	(258)
Decrease in outstanding checks drawn on controlled disbursement accounts	(17,224)	(22,878)
Advances to parent	(71)	(447)
Financing activities of discontinued operations		(3,478)
Net cash provided by financing activities	7,193	51,552
Effect of exchange rate changes on cash	20	4
Net increase in cash and cash equivalents	320	2,339
Cash and cash equivalents at beginning of year	5,710	1,828
Cash and cash equivalents at end of period	$6,030	$4,167

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

2.     NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of Statements No. 133 and 140” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”.  SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 was effective for the Company for all financial instruments acquired or issued after January 1, 2007.  The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109” (“ FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 is intended to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for the Company for fiscal years beginning after December 15, 2006. The cumulative effect of applying this interpretation must be reported as an adjustment to the opening balance of the Company’s stockholder’s deficit in 2007.  The Company adopted this Statement on January 1, 2007, and recorded a $0.1 million adjustment to stockholder’s deficit.  See Note 16 for further discussion.

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

3.     DISCONTINUED OPERATIONS

On September 8, 2006, the Company entered into an agreement to sell its fragrance business, which included two presses and the Company’s fragrance lab and microencapsulation facility, all of which were located in one of the Company’s Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the business.  The sale agreement was entered into as the result of a strategic decision by the Company to move away from this line of business and focus its resources on its other Direct Mail activities.  As of June 30, 2007, the Company is still in negotiations with the purchaser regarding the final resolution of certain disputed amounts related to the sale of its fragrance business.  The resolution of this dispute, which we expect to be complete by the end of the year, is not expected to have a material adverse effect on the results of operations, financial position or cash flows of the Company.

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

	Three months ended	Six months ended
	June 30,	June 30,
(in thousands)	2006	2006

Revenue	$5,567	$15,934

(Loss) income from discontinued operations	(170)	890

4.     RESTRUCTURING CHARGES

The Company began a restructuring program in the first quarter of 2007 (the “2007 Program”) aimed at streamlining operations to capitalize on operating efficiencies and to reduce overhead, thus reducing the Company’s overall cost base.  The restructuring actions approved under the 2007 Program through June 30, 2007, include reductions in work force of approximately 20 employees, the closure of a Direct Mail programming support facility and the vacating of a floor in the Company’s corporate office.  All restructuring actions approved as of June 30, 2007, under the 2007 Program are complete.  Costs associated with approved restructuring actions under the 2007 Program were $2.2 million, all of which were recorded in the first half of 2007.

The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency.  It is likely that the Company will incur additional restructuring costs in 2007 in an on-going effort to achieve these objectives.

In the quarter ended June 30, 2007, under the 2007 Program, the Advertising Inserts segment recorded $0.4 million in facility closing costs, the Direct Mail segment recorded a $0.2 million reversal of previously recorded severance and related costs partially offset by $0.2 million in facility costs and Corporate and Other recorded $0.8 million in severance and related costs and $0.1 million in assets written off.

In the six months ended June 30, 2007, under the 2007 Program, the Advertising Inserts segment recorded $0.1 million in severance and related costs associated with the elimination of two positions and $0.5 million in facility closure costs for the closure of an inserts sales office and an inserts production facility in 2006.  The Direct Mail segment recorded a $0.2 million reversal of previously recorded severance and related costs offset by $0.1 million of severance and related costs associated with the elimination of two positions and $0.6 million in facility costs, $0.3 million of which represents additional restructuring costs for the closure of a fulfillment facility in 2006 and the remainder of which represents costs associated with the closure of a direct mail programming support facility and an adjustment to the restructuring accrual to reflect the present value of the leases for closed Direct Mail facilities.  Corporate and Other recorded $0.9 million in severance and related costs in 2007 associated with the elimination of seven positions, $0.2 million in facility closure costs, which primarily represent accretion expense, and $0.1 million in assets written off.

Included in the 2007 six-month segment restructuring expense are approximately $0.2 million of severance costs related to the elimination of nine shared services positions and $0.5 million of facilities costs associated with the vacating of a floor in the Company’s corporate office, which have been allocated to the segments based on percentages established by management.

The Company’s 2006 restructuring program (the “2006 Program”) included reductions in work force of 537 employees and the closure of one advertising inserts production facility, one inserts sales office, one direct mail fulfillment facility and two premedia production facilities.

In the quarter ended June 30, 2006, under the 2006 Program, the Advertising Inserts segment recorded $0.7 million in severance and related costs and $0.6 million in facility closing costs, the Direct Mail segment recorded $0.2 million of facilities costs and Corporate and Other recorded $1.0 million in severance and related costs.

In the six months ended June 30, 2006, under the 2006 Program, the Advertising Inserts segment recorded $2.2 million in severance and related costs associated with the elimination of approximately 193 positions and $1.0 million in facility closure costs as well as a $1.0 million write-down of assets associated with the closure of the production facility.  The Direct Mail segment recorded $0.3 million in severance and related costs in 2006 associated with the elimination of approximately 25 positions and $0.2 million of facilities costs related to allocated accretion expense.  Corporate and Other recorded $3.4 million in severance and related costs in 2006 associated with the elimination of approximately 95 positions and $1.0 million in facility closure costs associated with the closure of two premedia production facilities.

Included in the 2006 six-month segment restructuring expense amounts above are approximately $0.1 million of severance costs and $0.7 million of facilities costs allocated to the segments based on percentages established by management.  The severance costs are related to the elimination of approximately seven shared services positions and the facilities costs includes accretion expense.

The significant components of restructuring charges were as follows:

	Severance		Facility
	and Related	Asset	Closing
(in thousands)	Costs	Write-downs	Costs		Total

Balance at April 1, 2006	$3,889	$	$5,796		$9,685
Restructuring charges in the three months ended June 2006	1,772		678		2,450
Restructuring payments and asset write-downs in the three months ended June 2006	(2,987)		(1,571)		(4,558)
Balance at June 30, 2006	$2,674	$—	$4,903		$7,577

Balance at January 1, 2006	$2,920		$5,795		$8,715
Restructuring charges in the six months ended June 2006	5,999	$984	2,084(	1)	9,067
Restructuring payments and asset write-downs in the six months ended June 2006	(6,245)	(984)	(2,976)		(10,205)
Balance at June 30, 2006	$2,674	$—	$4,903		$7,577

Balance at April 1, 2007	$2,280	$	$5,168		$7,448
Restructuring charges in the three months ended June 2007	675	120	495		1,290
Restructuring payments and asset write-downs in the three months ended June 2007	(591)	(120)	(716)		(1,427)
Balance at June 30, 2007	$2,364	$—	$4,947		$7,311

Balance at January 1, 2007	$3,193		$5,018		$8,211
Restructuring charges in the six months ended June 2007	924	$120	1,157(	1)	2,201
Restructuring payments and asset write-downs in the six months ended June 2007	(1,753)	(120)	(1,228)		(3,101)
Balance at June 30, 2007	$2,364	$—	$4,947		$7,311

(1)   Includes an adjustment to accretion expense of $0.1 million.

The Company expects to pay approximately $3.3 million of the accrued restructuring costs during the next twelve months, and the remainder, approximately $4.0 million, by 2014.  The portion of this accrual attributable to facility closing costs is recorded net of estimated sublease income at its present value.  Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

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

6.     ACQUISITION

On May 31, 2006, the Company acquired USA Direct, Inc. (“USA Direct”) for $21.2 million in cash.  The financial results of USA Direct are included in the Company’s consolidated financial statements, within the Company’s Direct Mail segment, from the date of acquisition.  USA Direct is a full-service provider of direct marketing services based in York, Pennsylvania.  Goodwill arising in connection with the USA Direct acquisition was approximately $8.0 million, calculated as the excess of the purchase price over the fair value of the net assets acquired.  The Company expects to deduct the full amount of this goodwill for tax purposes, the amount of which will increase the Company’s net tax benefit carryforwards (See Note 16).

The following unaudited pro forma information reflects the Company’s results adjusted to include USA Direct as though the acquisition had occurred at the beginning of 2006.

	Three months ended	Six months ended
(In thousands)	June 30, 2006	June 30, 2006

Revenue	$355,563	$712,763
Loss from continuing operations before cumulative effect of accounting change	(5,447)	(26,129)
Net loss	(5,617)	(26,893)

7.     ACCOUNTS RECEIVABLE

The Company is party to a three-year agreement, terminating in December 2008 (the “A/R Facility”), to sell substantially all trade accounts receivable generated by the Company’s U.S. subsidiaries through the issuance of $130.0 million variable rate trade receivable backed notes.

Under the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary.  However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable.  The Company received cash proceeds for servicing of $0.6 million in both the six months ended June 30, 2007 and 2006.  These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections.  Additional deductions may be made if the Company fails to maintain a consolidated Compliance EBITDA (as defined in Note 10) of at least $180 million for any rolling twelve fiscal month period.  In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $125 million on a trailing twelve-month basis.  There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility.  As of June 30, 2007, the Company is in compliance with all targets and covenants under the A/R Facility.

At June 30, 2007 and December 31, 2006, accounts receivable of $110.1 million and $130.0 million had been sold under the A/R Facility, respectively, and as such are excluded from accounts receivable on the condensed consolidated balance sheet.  At June 30, 2007 and December 31, 2006, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $52.0 million and $92.3 million, which is included in Accounts receivable, net on the condensed consolidated balance sheet at allocated cost, which approximates fair value.  The proceeds from collections reinvested in securitizations amounted to $826.4 million and $855.3 million in the first half of 2007 and 2006, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points.  The Company also pays an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances.  The loss on sale, which approximated the fees, totaled $3.4 million and $3.1 million in the six months ended June 30, 2007 and 2006, respectively, and is included in Other, net on the condensed consolidated statement of operations.

8.     INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2007	2006

Paper	$25,361	$29,858
Ink and chemicals	4,405	3,160
Work in process	4,436	4,439
Finished goods	8,259	5,576
Other	5,561	5,194

	$48,022	$48,227

9.     SEGMENT INFORMATION

The Company operates in two reportable segments.  The Company uses EBITDA as the measure by which it gauges the profitability and assesses the performance of its segments.  The segments are:

•     Advertising Inserts– provides a full array of targeted advertising products inserted into newspapers.

•     Direct Mail – provides personalized direct mail and marketing products.  This segment previously included the Company’s fragrance business, which was sold in the third quarter of 2006.  The operational results of the Company’s fragrance business are included in discontinued operations for the six months ended June 30, 2006.  See Note 3 for further discussion.

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

The following is information regarding the Company’s segments:

		Three months ended,		Six months ended,
		June 30,		June 30,
(in thousands)		2007	2006	2007	2006

Revenue:

External Revenue	Advertising Inserts	$228,347	$244,930	$446,249	$482,685
	Direct Mail	79,621	79,249	169,419	161,262
	Corporate and Other	24,162	26,312	47,128	54,671
	Consolidated	$332,130	$350,491	$662,796	$698,618

Intersegment Revenue	Advertising Inserts	$63	$458	$210	$870
	Direct Mail	319	340	642	662
	Corporate and Other	1,030	1,107	1,770	2,134
	Consolidated	1,412	1,905	2,622	3,666
	Elimination of intersegment revenue	(1,412)	(1,905)	(2,622)	(3,666)

	Consolidated revenue	$332,130	$350,491	$662,796	$698,618

EBITDA	Advertising Inserts	$25,808	$31,598	$42,582	$51,869
	Direct Mail	4,829	12,055	12,884	21,118
	Corporate and Other	(3,210)	(1,585)	(6,788)	(5,527)
	Consolidated EBITDA	27,427	42,068	48,678	67,460
	Depreciation and amortization of intangibles	13,767	14,014	27,227	28,022
	Interest expense, net	33,340	32,862	66,225	65,112
	Income tax expense	47	64	153	139
	Consolidated loss from continuing operations before cumulative effect of accounting change	$(19,727)	$(4,872)	$(44,927)	$(25,813)

Restructuring charges	Advertising Inserts	$465	$1,282	$635	$4,206
	Direct Mail	(126)	171	386	508
	Corporate and Other	951	997	1,180	4,353
	Consolidated	$1,290	$2,450	$2,201	$9,067

Depreciation and amortization of intangibles	Advertising Inserts	$9,040	$9,727	$17,897	$19,348
	Direct Mail	3,560	2,980	6,916	6,017
	Corporate and Other	1,167	1,307	2,414	2,657
	Consolidated	$13,767	$14,014	$27,227	$28,022

		June 30,	December 31,
(in thousands)		2007	2006

Identifiable Assets	Advertising Inserts	$534,152	$535,510
	Direct Mail	200,161	203,341
	Corporate and Other	64,590	105,835
	Consolidated	$798,903	$844,686

10.  LONG -TERM DEBT

Long-term debt consisted of the following in the order of priority:

	June 30,	December 31,
(in thousands)	2007	2006

Revolving credit facility (due December 2008)	$89,137	$112,880
Term loan (due December 2008)	50,000
$350 million 9 3/4% senior secured second lien notes, net of discount (due April 2009)	347,214	346,418
$350 million 10 7/8% senior notes, net of discount (due June 2009)	349,292	349,113
13 1/2% senior subordinated notes (due December 2009)	293,495	293,495
Discount - 13 1/2% senior subordinated credit facility	(4,864)	(5,870)
Other notes		5
	1,124,274	1,096,041
Current Portion		(5)
	$1,124,274	$1,096,036

The Company has a credit facility (the “Credit Facility”) which, effective with the March 2007 amendment, provides availability of $250 million.  The Credit Facility, as amended, consists of a $200 million revolving credit facility and a fully drawn $50 million term loan.  The Credit Facility also provides for issuances of up to $45 million in letters of credit and outstanding letters of credit reduce the availability under the revolving credit facility.  There is no repayment of the principal until December 22, 2008, the maturity date.

The maximum availability under the revolving credit facility is limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7); the lesser of 55% of the book value of eligible machinery and equipment at owned locations or 100% of the orderly liquidation value-in-place (as defined in the credit agreement); the lesser of 55% of the book value of eligible machinery and equipment at leased locations or 100% of the net orderly liquidation value (as defined in the credit agreement) and 80% of the fair market value of owned real estate.  The eligibility of such assets included in the calculation is set forth in the credit agreement. At June 30, 2007 the borrowing base was calculated to be $238.7 million.  We had approximately $92.6 million available to borrow under the revolving credit facility at June 30, 2007.

The Credit Facility requires the Company to maintain Compliance EBITDA, as defined below, of $125 million on a trailing twelve-month basis as set forth by the March 2007 amendment to the Credit Facility.  At June 30, 2007, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $144.1 million.  If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility.

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

The interest rate on the revolving credit facility portion of the Credit Facility is either (a) the US Prime rate, plus a margin which fluctuates based on the Company’s senior secured leverage ratio (“Leverage Ratio”), defined as the ratio of senior secured debt to EBITDA, or (b) the LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio.  The EBITDA amount used in this calculation is not equivalent to the amount included in these financial statements, but rather is net of adjustments to exclude certain items as defined in the credit agreement.  The interest rate on the term loan portion of the Credit Facility is the LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio.  At June 30, 2007, the margin was 300 basis points above LIBOR for the revolving credit facility and 475 basis points above LIBOR for the term loan.  The Company also pays an unused commitment fee of 50 basis points on the difference between $200 million and the amount of loans and letters of credit outstanding.  At June 30, 2007, the weighted-average interest rate on the revolving credit facility was 8.5% and the rate on the term loan was 10.1%.

The Credit Facility, the 9 3/4% senior secured second lien notes (the “9 3/4% Notes”), the 10 7/8% senior notes and the 13 1/2% senior subordinated notes contain customary covenants.  At June 30, 2007, the Company was in compliance with its debt covenants.

11.       RETIREMENT PLANS

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans, including pension and supplemental executive retirement plans, for the three and six months ended June 30, 2007 and 2006.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Service cost	$104	$113	$208	$226
Interest cost	546	555	1,091	1,111
Expected return on plan assets	(339)	(315)	(678)	(630)
Amortization of prior service cost	25	25	50	50
Amortization of net loss	147	202	294	404
Net periodic benefit cost	$483	$580	$965	$1,161

The Company made contributions of approximately $1.1 million to its pension plans in the six months ended June 30, 2007.  The Company expects to contribute approximately $2.7 million in 2007 as previously disclosed in its consolidated financial statements for the year ended December 31, 2006.

12.       COMPREHENSIVE LOSS

The following table provides a reconciliation of net loss to comprehensive loss for the three and six months ended June 30, 2007 and 2006.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Net loss	$(19,727)	$(5,042)	$(44,927)	$(26,577)
Other comprehensive income:
Foreign currency translation gain	11	41	20	4
Amortization of prior service cost (1)	25		50
Amortization of net loss (1)	147		294
Total comprehensive loss	$(19,544)	$(5,001)	$(44,563)	$(26,573)

(1)          Represents the amortization of prior service cost and net actuarial losses, respectively, which are included in the Company’s pension expense for the three and six months ended June 30, 2007.  These amounts are excluded from total comprehensive income in 2007 as the full amount of the prior service cost and net actuarial loss was recognized in other comprehensive loss at December 31, 2006 under SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans”, which the Company adopted on December 31, 2006.  Therefore, there is no change to the accumulated other comprehensive income in the three and six months ended June 30, 2007, related to these amounts.

13.       VERTIS HOLDINGS SHARE BASED COMPENSATION

Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards up to an aggregate of 10 million shares.  Vertis

Holdings has options, restricted shares, retained shares and rights outstanding under the Stock Plan at June 30, 2007.  SFAS 123R requires that share based payments for compensation made by Vertis Holdings to employees of the Company be accounted for in the financial statements of the Company.

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

In the first quarter of 2007, an employee holding 2,118 Rights with Put Rights attached left the Company.  However, the employee’s manner of separation from the Company, did not fit the criteria, as discussed above, for them to exercise the Put Right attached to their Rights and therefore the Put Rights were forfeited.  As of June 30, 2007, there were 47,979 Retained Shares and Rights that have Put Rights Available.

The Company has the ability to issue restricted stock to certain members of management under the Stock Plan.  The restricted stock awards do not vest until immediately prior to a Liquidity Event or upon death or disability during employment, and they cannot be transferred until vesting occurs.  Additionally, if an employee leaves the Company prior to a Liquidity Event, they forfeit their restricted shares.  The probability of each of these events occurring is currently indeterminable, therefore compensation expense will not be recorded by the Company related to the restricted shares until a Liquidity Event takes place, or is probable of occurring, or in the event of a shareholders death or disability.  Vertis Holdings issued 20,000 shares of restricted stock and cancelled 75,143 shares of restricted stock in the first half of 2007.  A stock valuation is currently being performed by an independent third party and is expected to be completed for the Company during the third quarter.  At June 30, 2007 there were 291,153 shares of restricted stock outstanding under the Stock Plan.

The Company also has the ability to issue options to certain members of management under the Stock Plan.  At June 30, 2007, there were 7,618 options outstanding under the Stock Plan.  These options were fully vested at June 30, 2007, therefore no compensation expense is recorded.

A summary of activity under the Stock Plan for the six months ended June 30, 2007 is as follows:

	Retained		Restricted
(thousands of shares)	Shares	Rights	Stock (1)	Options (2)

Outstanding at December 31, 2006	18	31	346	8
Granted			20
Forfeited/Cancelled	(2)		(75)
Outstanding at June 30, 2007	16	31	291	8

Nonvested at June 30, 2007			291
Exercisable at June 30, 2007				8

(1)          Pending the completion of the stock valuation in the third quarter, the weighted-average grant-date fair value of the restricted shares is $20.48 per share.  As of June 30, 2007 there was an estimated $6.0 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Stock Plan.

(2)          The weighted-average exercise price of the vested options outstanding at June 30, 2007 is $31.50 per share.  The outstanding options have ten-year terms, with 5,832 options expiring in 2009 and the remainder expiring in 2012.

14.       INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Interest cost	$32,190	$31,693	$64,153	$62,814
Amortization of deferred financing fees	1,851	1,563	3,449	3,121
Capitalized interest	(479)	(326)	(815)	(535)
Interest income	(222)	(68)	(562)	(288)
	$33,340	$32,862	$66,225	$65,112

The Company made interest payments of $60.5 million and $60.2 million in the six months ended June 30, 2007 and 2006, respectively.

15.       OTHER, NET

Other, net consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

A/R Facility fees (see Note 7)	$1,684	$1,621	$3,440	$3,093
Bank commitment fees	267	204	464	417
Other costs		35	9	232
	$1,951	$1,860	$3,913	$3,742

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

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 accumulated deficit balance.  The total amount of unrecognized tax benefits as of the date of adoption was approximately $0.4 million.  In addition, accrued interest and penalties amounted to approximately $0.6 million as of the date of adoption.  Movement in the reserve for the three months ended June 30, 2007 was not material.  The Company recognizes interest and penalties accrued related to unrecognized tax positions as income tax expense.

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

The income tax provision of $47 thousand and $0.2 million for the three and six months ended June 30, 2007, primarily relates to foreign and state income tax.  Income tax payments of $60 thousand and $0.2 million were made by the Company in the six months ended June 30, 2007 and 2006, respectively.  Additionally, the Company paid the interest associated with the settlement of the 2003 examination of $0.5 million in the quarter ended March 31, 2007.

17.       GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company has three series of notes (see Note 10) which are general obligations of Vertis, Inc., and are guaranteed by certain of Vertis, Inc.’s domestic subsidiaries.  Accordingly, the following condensed consolidated financial information as of June 30, 2007 and December 31, 2006, and for the three and six months ended June 30, 2007 and 2006, are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

As of June 30, 2007, the guarantor subsidiaries include Enteron Group LLC, Vertis Mailing LLC, Webcraft LLC, USA Direct LLC and Webcraft Chemicals LLC, all of which are wholly-owned subsidiaries of Vertis, Inc.  The operations of Enteron Group LLC are reported in Corporate and Other elsewhere in the financial statements, while the operations of Webcraft LLC and Webcraft Chemicals LLC are reported in the Direct Mail segment.  The non-guarantor subsidiary is Laser Tech Color Mexico, S.A. de C.V., which is a wholly-owned subsidiary of Vertis, Inc., and whose operations are included in Corporate and Other elsewhere in the financial statements.  The Parent is comprised of Vertis, Inc. and Vertis Receivables II, LLC, and includes the operations of Advertising Inserts as well as some Direct Mail operations and operations reported under Corporate and Other.

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

Condensed Consolidating Balance Sheet at June 30, 2007

In thousands

			Non-
		Guarantor	Guarantor	Elim-	Consol-
	Parent	Companies	Companies	inations	idated

ASSETS
Current Assets:
Cash and cash equivalents	$798	$3,669	$1,563		$6,030
Accounts receivable, net	79,718	11,138	346		91,202
Inventories	33,997	13,930	95		48,022
Maintenance parts	18,032	3,726			21,758
Prepaid expenses and other current assets	6,733	2,974	8		9,715
Total current assets	139,278	35,437	2,012		176,727
Intercompany receivable	67,726			$(67,726)
Investments in subsidiaries	64,680	840		(65,520)
Property, plant and equipment, net	258,368	75,867	132		334,367
Goodwill	196,828	49,699			246,527
Deferred financing costs, net	13,159				13,159
Other assets, net	24,475	3,648			28,123
Total Assets	$764,514	$165,491	$2,144	$(133,246)	$798,903

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$139,852	$20,250	$12		$160,114
Compensation and benefits payable	34,159	4,485	22		38,666
Accrued interest	14,028				14,028
Other current liabilities	18,670	4,985	(56)		23,599
Total current liabilities	206,709	29,720	(22)		236,407
Due to parent	3,420	47,850	19,876	$(67,726)	3,420
Long-term debt, net of current portion	1,124,274				1,124,274
Other long-term liabilities	25,100	4,691			29,791
Total liabilities	1,359,503	82,261	19,854	(67,726)	1,393,892
Stockholder’s (deficit) equity	(594,989)	83,230	(17,710)	(65,520)	(594,989)
Total Liabilities and Stockholder’s (Deficit) Equity	$764,514	$165,491	$2,144	$(133,246)	$798,903

Condensed Consolidating Balance Sheet Information at December 31, 2006

In thousands

		Guarantor	Non-Guarantor	Elim-	Consol-
	Parent	Companies	Companies	inations	idated

ASSETS
Current Assets:
Cash and cash equivalents	$554	$4,001	$1,155		$5,710
Accounts receivable, net	123,953	14,830	643		139,426
Inventories	35,321	12,844	62		48,227
Maintenance parts	18,572	3,720			22,292
Prepaid expenses and other current assets	6,921	1,657			8,578
Total current assets	185,321	37,052	1,860		224,233
Intercompany receivable	68,139			$(68,139)
Investments in subsidiaries	55,490	859		(56,349)
Property, plant and equipment, net	254,935	74,958	146		330,039
Goodwill	196,828	49,432			246,260
Deferred financing costs, net	14,838				14,838
Other assets, net	25,350	3,966			29,316
Total Assets	$800,901	$166,267	$2,006	$(124,488)	$844,686

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$154,555	$32,061	$22		$186,638
Compensation and benefits payable	29,564	5,145	46		34,755
Accrued interest	14,300				14,300
Other current liabilities	23,000	5,903	164		29,067
Total current liabilities	221,419	43,109	232		264,760
Due to parent	3,491	48,522	19,617	$(68,139)	3,491	(1)
Long-term debt, net of current portion	1,096,036				1,096,036
Other long-term liabilities	30,038	444			30,482
Total liabilities	1,350,984	92,075	19,849	(68,139)	1,394,769
Stockholder’s (deficit) equity	(550,083)	74,192	(17,843)	(56,349)	(550,083)
Total Liabilities and Stockholder’s (Deficit) Equity	$800,901	$166,267	$2,006	$(124,488)	$844,686

(1)  Represents the amount due to Vertis Holdings

Condensed Consolidating Statement of Operations

Three months ended June 30, 2007

In thousands

		Guarantor	Non-Guarantor	Elim-	Consol-
	Parent	Companies	Companies	inations	idated

Revenue	$263,892	$69,014	$444	$(1,220)	$332,130
Operating expenses:
Costs of production	211,843	54,483	367	(1,220)	265,473
Selling, general and administrative	26,685	9,300	4		35,989
Restructuring charges	1,376	(86)			1,290
Depreciation and amortization of intangibles	10,970	2,786	11		13,767
	250,874	66,483	382	(1,220)	316,519
Operating income	13,018	2,531	62		15,611
Other expenses (income):
Interest expense, net	33,337	5	(2)		33,340
Other, net	1,951				1,951
	35,288	5	(2)		35,291

Equity in net income of subsidiaries	2,636	(2)		(2,634)

(Loss) income before income taxes	(19,634)	2,524	64	(2,634)	(19,680)
Income tax expense (benefit)	93		(46)		47

Net (loss) income	$(19,727)	$2,524	$110	$(2,634)	$(19,727)

Condensed Consolidating Statement of Operations

Three months ended June 30, 2006

In thousands

		Guarantor	Non-Guarantor	Elim-	Consol-
	Parent	Companies	Companies	inations	idated

Revenue	$284,959	$66,492	$82	$(1,042)	$350,491
Operating expenses:
Costs of production	224,880	47,791	198	(1,042)	271,827
Selling, general and administrative	24,509	7,773	4		32,286
Restructuring charges	2,331	119			2,450
Depreciation and amortization of intangibles	11,743	2,266	5		14,014
	263,463	57,949	207	(1,042)	320,577
Operating (loss) income	21,496	8,543	(125)		29,914
Other expenses (income):
Interest expense, net	32,860	3	(1)		32,862
Other, net	1,860				1,860
	34,720	3	(1)		34,722

Equity in net income (loss) of subsidiaries	8,214	(56)		(8,158)

(Loss) income from continuing operations before income tax expense	(5,010)	8,484	(124)	(8,158)	(4,808)
Income tax expense	32		32		64

(Loss) income from continuing operations	(5,042)	8,484	(156)	(8,158)	(4,872)
Loss from discontinued operations		(114)	(56)		(170)

Net (loss) income	$(5,042)	$8,370	$(212)	$(8,158)	$(5,042)

Condensed Consolidating Statement of Operations

Six months ended June 30, 2007

In thousands

		Guarantor	Non-Guarantor	Elim-	Consol-
	Parent	Companies	Companies	inations	idated

Revenue	$518,267	$146,076	$945	$(2,492)	$662,796
Operating expenses:
Costs of production	422,866	113,482	709	(2,492)	534,565
Selling, general and administrative	55,161	18,254	24		73,439
Restructuring charges	2,179	22			2,201
Depreciation and amortization of intangibles	21,776	5,429	22		27,227
	501,982	137,187	755	(2,492)	637,432
Operating income	16,285	8,889	190		25,364
Other expenses (income):
Interest expense, net	66,232	(4)	(3)		66,225
Other, net	3,913				3,913
	70,145	(4)	(3)		70,138

Equity in net income of subsidiaries	9,026	(19)		(9,007)

(Loss) income before income tax expense	(44,834)	8,874	193	(9,007)	(44,774)
Income tax expense	93		60		153

Net (loss) income	$(44,927)	$8,874	$133	$(9,007)	$(44,927)

Condensed Consolidating Statement of Operations Information

Six months ended June 30, 2006

In thousands

		Guarantor	Non-Guarantor	Elim-	Consol-
	Parent	Companies	Companies	inations	idated

Revenue	$565,455	$134,337	$674	$(1,848)	$698,618
Operating expenses:
Costs of production	453,151	97,808	287	(1,848)	549,398
Selling, general and administrative	53,509	15,385	57		68,951
Restructuring charges	8,767	300			9,067
Depreciation and amortization of intangibles	23,433	4,580	9		28,022
	538,860	118,073	353	(1,848)	655,438
Operating income	26,595	16,264	321		43,180
Other expenses (income):
Interest expense, net	65,105	9	(2)		65,112
Other, net	3,742				3,742
	68,847	9	(2)		68,854

Equity in net income of subsidiaries	17,372	84		(17,456)

(Loss) income from continuing operations before income tax expense	(24,880)	16,339	323	(17,456)	(25,674)
Income tax expense	43		96		139

(Loss) income from continuing operations before cumulative effect of accounting change	(24,923)	16,339	227	(17,456)	(25,813)

Income from discontinued operations		806	84		890
Cumulative effect of accounting change	(1,654)				(1,654)

Net (loss) income	$(26,577)	$17,145	$311	$(17,456)	$(26,577)

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2007

In thousands

			Non-
		Guarantor	Guarantor	Consol-
	Parent	Companies	Companies	idated

Cash Flows from Operating Activities	$21,849	$4,219	$157	$26,225
Cash Flows from Investing Activities:
Capital expenditures	(24,862)	(7,926)	(8)	(32,796)
Software development costs capitalized	(364)			(364)
Proceeds from sale of property, plant and equipment and divested assets	235	10		245
Acquisition of business, net of cash acquired		(203)		(203)
Net cash used in investing activities	(24,991)	(8,119)	(8)	(33,118)
Cash Flows from Financing Activities:
Net repayments under revolving credit facility	(23,743)			(23,743)
Borrowing under term loan	50,000			50,000
Deferred financing costs	(1,769)			(1,769)
Decrease in outstanding checks drawn on controlled disbursement accounts	(16,686)	(538)		(17,224)
Other financing activities	(4,416)	4,106	239	(71)
Net cash provided by financing activities	3,386	3,568	239	7,193
Effect of exchange rate changes on cash			20	20
Net increase (decrease) in cash and cash equivalents	244	(332)	408	320
Cash and cash equivalents at beginning of year	554	4,001	1,155	5,710
Cash and cash equivalents at end of period	$798	$3,669	$1,563	$6,030

Condensed Consolidating Statement of Cash Flows

Six months ended June 30, 2006

In thousands

			Non-
		Guarantor	Guarantor	Consol-
	Parent	Companies	Companies	idated

Cash Flows from Operating Activities	$(11,183)	$5,483	$892	$(4,808)
Cash Flows from Investing Activities:
Capital expenditures	(21,388)	(1,205)	(49)	(22,642)
Software development costs capitalized	(1,202)			(1,202)
Proceeds from sale of property, plant and equipment and divested assets	101			101
Acquisition of business, net of cash acquired		(20,666)		(20,666)
Net cash used in investing activities	(22,489)	(21,871)	(49)	(44,409)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	78,613			78,613
Deferred financing costs	(258)			(258)
Decrease in outstanding checks drawn on controlled disbursement accounts	(21,781)	(1,097)		(22,878)
Other financing activities	(22,827)	18,930	(28)	(3,925)
Net cash provided by financing activities	33,747	17,833	(28)	51,552
Effect of exchange rate changes on cash			4	4
Net increase in cash and cash equivalents	75	1,445	819	2,339
Cash and cash equivalents at beginning of year	304	101	1,423	1,828
Cash and cash equivalents at end of period	$379	$1,546	$2,242	$4,167

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

19.       SUBSEQUENT EVENTS

In July 2007, the Company signed a letter of intent to merge the operations of American Color Graphics (“ACG”), one of the largest printing and premedia companies in North America, into the Company’s nationwide marketing and printing services platform.  The merger will integrate ACG’s eight production facilities, with capabilities in commercial offset and flexographic printing, and six premedia service centers into Vertis.  The closing of this transaction is subject to the execution of a mutually acceptable definitive merger agreement, the satisfaction of customary closing conditions, and the receipt of necessary approvals. The merger will be subject to the amendment, refinancing, or repayment in full of the parties’ senior secured credit facilities and the successful exchange of the parties’ outstanding notes (or another mutually satisfactory arrangement).  The Company expects to sign a definitive merger agreement by August 13, 2007.  However, there can be no assurance that a definitive merger agreement can or will be signed or that a transaction can or will be completed.

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

We operate through two reportable business segments: Advertising Inserts and Direct Mail.   Advertising Inserts provides a full product line of printed targeted advertising products inserted into newspapers.  Direct Mail provides personalized direct mail and marketing products. In addition, we also provide premedia and related services (“Premedia”) as well as media planning and placement services (“Media Services”).  Premedia and Media Services are included in Corporate and Other, together with corporate costs incurred by the Company.

We use independent third-party source materials to track statistics pertaining to advertising growth.  Based on these publications, the estimates for 2007 domestic advertising spending indicate growth ranging from 1.7% to 5.1%.  US advertising growth estimates for 2008 range from 4.1% to 5.6%.  These advertising growth percentages include many forms of advertising, not exclusively print advertising, as most sources do not track these statistics separately.  A few of the sources we used to obtain the estimates above do not include direct mail advertising in their estimates, however, based on estimates by one independent third-party source, domestic direct mail advertising growth for 2007 is estimated to be 5.0%.

The advertising insert business in general has been impacted by excess industry capacity causing industry-wide price pressure and competition for volume.  Marketers have trended toward multi-channel advertising campaigns, which leverage more than one type of medium in addition to advertising inserts to expand their coverage.  There has also been consolidation in end-user groups who traditionally use advertising inserts to convey their messages.  These factors contributed to the revenue decline at our Advertising Inserts segment in the first half of 2007 compared to 2006.  Pricing, including the effects of product, customer and equipment mix, in Advertising Inserts improved in the first half of 2007, largely reflecting normal changes in product and customer mix as opposed to a change in the competitive pricing environment for advertising inserts.  The conditions in Advertising Inserts, specifically the industry-wide dynamics around pricing as well as the competitive pressure on sales volume, are expected to continue.  Direct Mail revenue increased in the first half due to the acquisition of USA Direct, Inc. (“USA Direct”).  Overall, revenue gains achieved in the first quarter were mitigated in the second quarter primarily driven by postal rate increases in May of 2007.  We believe this to be a temporary condition and expect volume growth in Direct Mail to continue.  In addition, these increases also led to a less favorable mix which resulted in a decline in pricing in the quarter.

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

Cost management is a major focus of ours.  Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs.  Our 2007 restructuring activities entered into in the first half of the year are expected to yield annualized cost savings of approximately $2.3 million.

Capital expenditures in the first half of 2007 increased $9.3 million from the spending for the same period in 2006.  This increase in capital spending is primarily due to the timing of expenditures as compared to the first half of 2006, although, we currently expect the level of capital expenditures for the year to increase approximately 10% to 15% above 2006 capital spending to between $50 million and $55 million.

Liquidity continues to be an important focus.  At June 30, 2007 we had approximately $92.6 million available to borrow under our revolving senior credit facility (the “Credit Facility”), our primary source of funds.  Under the Credit Facility, we are subject to a minimum EBITDA covenant requiring us to maintain EBITDA, as defined by the Credit Facility, of $125 million on a trailing twelve-month basis.  The Company’s trailing twelve-month Compliance EBITDA, as calculated under the credit agreement, was $144.1 million at June 30, 2007.  As of June 30, 2007, we were in compliance with all of our covenants, financial or otherwise.  While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum EBITDA required under the covenant.  Based upon the latest projections for the second half of 2007, we believe we will be in compliance in the upcoming year.

We continue to be highly leveraged.  However, as a result of the refinancing of our Credit Facility and other refinancings over the last few years, no significant debt repayments are due until December 2008 and beyond.

In July 2007, we signed a letter of intent to merge the operations of American Color Graphics (“ACG”), one of the largest printing and premedia companies in North America, into our nationwide marketing and printing services platform.  The merger will integrate ACG’s eight production facilities, with capabilities in commercial offset and flexographic printing, and six premedia service centers into Vertis. We believe that the combined company will realize significant synergies as the operations are restructured to increase operational efficiencies and improve service offerings across the platform and product lines.  The prospective merger is also expected to realize further enhancements in product breadth, innovation and customer service.  The closing of this transaction is subject to the execution of a mutually acceptable definitive merger agreement, the satisfaction of customary closing conditions, and the receipt of necessary approvals.  The merger will be subject to the amendment, refinancing, or repayment in full of the parties’ senior secured credit facilities and the successful exchange of the parties’ outstanding notes (or another mutually satisfactory arrangement).  We expect to sign a definitive merger agreement by August 13, 2007.  However, there can be no assurance that a definitive merger agreement can or will be signed or that a transaction can or will be completed.

Discontinued Operations

On September 8, 2006, we entered into an agreement to sell our fragrance business, which included two presses and the Company’s fragrance lab and microencapsulation facility, all of which were located in one of the Company’s Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the business.  The sale agreement was entered into as the result of a strategic decision by the Company to move away from this line of business and focus its resources on its other Direct Mail activities.   As of June 30, 2007, the Company is still in negotiations with the purchaser regarding the final resolution of certain disputed amounts related to the sale of its fragrance business.  The resolution of this dispute, which we expect to be complete by the end of the year, is not expected to have a material adverse effect on the results of operations, financial position or cash flows of the Company.

Revenue from the fragrance business, which was reported under our Direct Mail segment, was $5.6 million and $15.9 million for the three and six months ended June 30, 2006, respectively.  The fragrance business incurred a net loss of $0.2 million in the three months ended June 30, 2006 and posted net income of $0.9 million in the six months ended June 30, 2006.   Prior year financial statements have been restated to present the operations of our fragrance business as a discontinued operation and, as such, the first quarter 2006 results from our fragrance business are included in Income from discontinued operations on our consolidated statements of operations.   No taxes were recorded for the fragrance business due to pre-tax losses and tax benefits being offset by deferred tax valuation allowances.  Interest was not allocated to the discontinued operation as the divestiture of the fragrance business was on a debt-free basis.  See Note 3 to our condensed consolidated financial statements included elsewhere in this document.

Restructuring

We began a restructuring program in the first quarter of 2007 (the “2007 Program”) aimed at streamlining operations to capitalize on operating efficiencies and to reduce overhead, thus reducing our overall cost base.  The restructuring actions approved under the 2007 Program through June 30, 2007, include reductions in work force of approximately 20 employees, the closure of a Direct Mail programming support facility and the vacating of a floor in our corporate office.  All restructuring actions approved as of June 30, 2007, under the 2007 Program are complete.  Costs associated with approved restructuring actions under the 2007

Program were $2.2 million, all of which were recorded in the first half of 2007.  Cost savings achieved in the first half of 2007 as a result of the 2007 Program were approximately $0.5 million, nearly all of which were staffing related with the remainder related to decreased facility costs.  These savings impacted both the cost of production and the selling, general and administrative line items on our condensed consolidated statement of operations.  Annual cost savings expected in future years as a result of the 2007 Program are estimated to be approximately $2.3 million, $2.2 million of which relate to expected staffing cost savings and $0.1 million related to facility costs savings.

We are continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency.  It is likely that we will incur additional restructuring costs in 2007 in an on-going effort to achieve these objectives.

In the quarter ended June 30, 2007, under the 2007 Program, the Advertising Inserts segment recorded $0.4 million in facility closing costs, the Direct Mail segment recorded a $0.2 million reversal of previously recorded severance and related costs partially offset by $0.2 million in facility costs and Corporate and Other recorded $0.8 million in severance and related costs and $0.1 million in assets written off.

In the six months ended June 30, 2007, under the 2007 Program, the Advertising Inserts segment recorded $0.1 million in severance and related costs associated with the elimination of two positions and $0.5 million in facility closure costs for the closure of an inserts sales office and an inserts production facility in 2006.  The Direct Mail segment recorded a $0.2 million reversal of previously recorded severance and related costs offset by $0.1 million of severance and related costs associated with the elimination of two positions and $0.6 million in facility costs, $0.3 million of which represents additional restructuring costs for the closure of a fulfillment facility in 2006 and the remainder of which represents costs associated with the closure of a direct mail programming support facility and an adjustment to the restructuring accrual to reflect the present value of the leases for closed Direct Mail facilities.  Corporate and Other recorded $0.9 million in severance and related costs in 2007 associated with the elimination of seven positions, $0.2 million in facility closure costs, which primarily represent accretion expense, and $0.1 million in assets written off.

Included in the 2007 six-month segment restructuring expense are approximately $0.2 million of severance costs related to the elimination of nine shared services positions and $0.5 million of facilities costs associated with the vacating of a floor in our corporate office, which have been allocated to the segments based on percentages established by management.

Our 2006 restructuring program (the “2006 Program”) included reductions in work force of 537 employees and the closure of one advertising inserts production facility, one inserts sales office, one direct mail fulfillment facility and two premedia production facilities.

In the quarter ended June 30, 2006, under the 2006 Program, the Advertising Inserts segment recorded $0.7 million in severance and related costs and $0.6 million in facility closing costs,

the Direct Mail segment recorded $0.2 million of facilities costs and Corporate and Other recorded $1.0 million in severance and related costs.

In the six months ended June 30, 2006, under the 2006 Program, the Advertising Inserts segment recorded $2.2 million in severance and related costs associated with the elimination of approximately 193 positions and $1.0 million in facility closure costs as well as a $1.0 million write-down of assets associated with the closure of the production facility.  The Direct Mail segment recorded $0.3 million in severance and related costs in 2006 associated with the elimination of approximately 25 positions and $0.2 million of facilities costs related to allocated accretion expense.  Corporate and Other recorded $3.4 million in severance and related costs in 2006 associated with the elimination of approximately 95 positions and $1.0 million in facility closure costs associated with the closure of two premedia production facilities.

In connection with our restructuring actions discussed above, we recorded $1.3 million and $2.2 million of restructuring charges in the three and six months ended June 30, 2007 and $2.5 million and $9.1 million in the three and six months ended June 30, 2006, respectively.  We expect to pay approximately $3.3 million of the accrued restructuring costs during the next year, and the remainder, approximately $4.0 million, by 2014.  For more information about our restructuring charges, see Note 4 to our condensed consolidated financial statements.

Factors Affecting Comparability

Several factors can affect the comparability of our results from one period to another.  Primary among these factors are the cost of paper, changes in business mix, the timing of restructuring expenses and the realization of the associated benefits.

The cost of paper is a principal factor in our pricing to certain customers since a substantial portion of revenue includes the cost of paper.  Therefore, changes in the cost of paper and changes in the proportion of paper supplied by our customers significantly affects our revenue generated from the sale of advertising insert and direct mail products, both of which are products where paper is a substantial portion of the costs of production.  We are generally able to pass on increases in the cost of paper to our customers, subject to a short time lag, while decreases in paper costs generally result in lower prices to customers.

Variances in expenses expressed in terms of percentage of revenue can fluctuate based on changes in business mix and are influenced by the change in revenue directly resulting from changes in paper prices and the proportion of paper supplied by our customers.  As our business mix changes, the nature of products sold in a period can lead to offsetting increases and decreases in different expense categories as a percentage of revenue.

Also affecting year-over-year comparability, is the acquisition of USA Direct in May 2006.  The financial results of USA Direct are included in our consolidated financial statements, within our Direct Mail segment, from the date of acquisition.  See Note 6 to our condensed consolidated financial statements for our 2006 proforma results including USA Direct as though the acquisition had occurred at the beginning of 2006.

You should consider all of these factors in reviewing the discussion of our operating results.

Results Of Operations

The following table presents major components from our condensed consolidated statements of operations and condensed consolidated statements of cash flows:

					Percentage of Revenue		Percentage of Revenue
	Three months ended		Six months ended		Three months ended		Six months ended
	June 30,		June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands)		(in thousands)

Revenue	$332,130	$350,491	$662,796	$698,618	100.0%	100.0%	100.0%	100.0%
Costs of production	265,473	271,827	534,565	549,398	80.0%	77.6%	80.7%	78.6%
Selling, general and administrative	35,989	32,286	73,439	68,951	10.8%	9.2%	11.1%	9.9%
Restructuring charges	1,290	2,450	2,201	9,067	0.4%	0.7%	0.3%	1.3%
Depreciation and amortization of intangibles	13,767	14,014	27,227	28,022	4.1%	4.0%	4.1%	4.0%
Total operating costs	316,519	320,577	637,432	655,438	95.3%	91.5%	96.2%	93.8%
Operating income	$15,611	$29,914	$25,364	$43,180	4.7%	8.5%	3.8%	6.2%

Other data:

Cash flows (used in) provided by operating activities	$(13,378)	$(19,175)	$26,225	$(4,808)
Cash flows used in investing activities	(18,054)	(33,514)	(33,118)	(44,409)
Cash flows provided by financing activities activities	25,410	54,925	7,193	51,552
EBITDA	27,427	42,068	48,678	67,460	8.3%	12.0%	7.3%	9.7%

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006

Loss from continuing operations before cumulative effect of accounting change	$(19,727)	$(4,872)	$(44,927)	$(25,813)
Interest expense, net	33,340	32,862	66,225	65,112
Income tax expense	47	64	153	139
Depreciation and amortization of intangibles	13,767	14,014	27,227	28,022
EBITDA	$27,427	$42,068	$48,678	$67,460

  Revenue

For the three months ended June 30, 2007, our consolidated revenue decreased $18.4 million, or 5.2%, from $350.5 million in 2006 to $332.1 million in 2007.   For the six months ended June 30, 2007, our consolidated revenue decreased $35.8 million, or 5.1%, from $698.6 million in 2006 to $662.8 million in 2007.

At our Advertising Inserts segment, revenue decreased $17.0 million, or 6.9%, in the second quarter and $37.1 million, or 7.7%, in the first half of 2007 as compared to 2006.  The primary changes in Advertising Inserts revenue are as follows:

	Revenue
	Three months Ended	Six months ended
(in thousands)	June 30,	June 30,

2006	$245,388	$483,555

Increase (decrease):

Volume	(4,032)	(16,412)
Price/Mix (1)	3,988	6,040
Paper (2)	(16,934)	(26,724)
Total revenue change	(16,978)	(37,096)

2007	$228,410	$446,459

(1)  Includes product, customer and equipment mix.

(2)  See “Factors Affecting Comparability” section.

The decline in Advertising Inserts volume is indicative of the trend by marketers toward multi-channel advertising campaigns, which leverage more than one type of medium in addition to advertising inserts as a means to expand their advertising coverage.  In addition, first quarter, and to a lesser extent second quarter, volume was negatively impacted by the previously disclosed less than optimal execution of certain 2006 cost reductions, reorganizations and order management changes, all resulting in certain customers seeking alternative suppliers.

With respect to price and mix, excess industry capacity continues to cause overall price pressure in the first half of 2007, relative to the comparable 2006 period.  However, the decline in price is more than offset by normal changes in product and customer mix.

At our Direct Mail segment, revenue was essentially flat when comparing the second quarter of 2007 to 2006 and increased $8.1 million, or 5.0%, in the first six months of 2007 as compared to 2006.  The primary changes in Direct Mail revenue are as follows:

	Revenue
	Three months Ended	Six months ended
(in thousands)	June 30,	June 30,

2006	$79,589	$161,924

Increase (decrease) (1):

Volume	(3,045)	4,895
Price/Mix (2)	1,701	(1,895)
Paper (3)	(1,309)	(1,357)
Other (4)	3,004	6,494
Total revenue change	351	8,137

2007	$79,940	$170,061

(1)          We changed our Direct Mail volume metrics in the second quarter of 2007 to more accurately reflect changes in product mix. The six months ended June 30, 2007 revenue analysis has been updated to reflect this change.

(2)          Includes product, customer and equipment mix.

(3)          See “Factors Affecting Comparability” section.

(4)          Includes the revenue for USA Direct and our fulfillment and other businesses.

The second quarter and six-month year-over-year increases in direct mail revenue include $2.8 million and $8.6 million, respectively, for USA Direct, which was acquired in May 2006.  In addition to the impact of USA Direct, overall volume declined across the Direct Mail end user groups in the second quarter of 2007 largely due to the increase in the postal rate in May 2007, which offset a portion of the volume gains realized in the first quarter.  The increase in pricing in the second quarter was largely the result of changes in product mix, and only partially offset declines in price for the six month period.  Proforma Direct Mail revenue, including the results of USA Direct as though the acquisition had taken place at the beginning of 2006, was $84.7 million and $176.1 million for the three and six months ended June 30, 2006.

Corporate and Other revenue decreased $2.2 million, or 8.0%, from $27.4 million for the quarter ended June 30, 2006 to $25.2 million for the quarter ended June 30, 2007.  Premedia accounted for $1.2 million of the decline in revenue and Media Services accounted for $1.3 million of the revenue decline, both of which are primarily due to a decline in volume.   Corporate and Other revenue for the first half of the year decreased $7.9 million, or 13.9%, from $56.8 million for 2006 to $48.9 million for 2007.  Premedia and Media Services accounted for $5.6 million and $2.7 million of the decline, respectively.

See also “Segment Performance” for a discussion of EBITDA by segment.

Operating Expenses (Income)

For the three months ended June 30, 2007, our consolidated costs of production decreased $6.3 million, or 2.3%, from $271.8 million in 2006 to $265.5 million in 2007.  For the six months ended June 30, 2007, our consolidated costs of production decreased $14.8 million, or 2.7%, from $549.4 million in 2006 to $534.6 million in 2007.  Included within these cost variances are $3.5 million and $9.5 million for the second quarter and first half, respectively, which reflect increases in USA Direct costs of production, as this business was acquired in May 2006 and therefore only one month of costs is included in the 2006 second quarter and first half results.  Additional increases in the costs of production for the quarter are primarily attributable to increases in ink and other materials consumed, labor costs, repairs and maintenance and operating supplies.  Offsetting these increases are decreases in paper consumed and freight expense.  For the six months ended June 30, 2007, additional increases in our costs of production primarily relate to increases in ink and other materials consumed and repairs and maintenance.  Offsetting these increases are decreases in paper consumed, contract services, labor costs, freight expense and utilities.

Selling, general and administrative expenses increased $3.7 million, or 11.5%, for the quarter ended June 30, 2007, from $32.3 million in 2006 to $36.0 million in 2007.  For the six months ended June 30, 2007, our selling, general and administrative expenses increased $4.4 million, or 6.4%, from $69.0 million in 2006 to $73.4 million in 2007.  Included within these cost variances are $0.6 million and $1.6 million for the second quarter and first half, respectively, which reflect increases in USA Direct selling, general and administrative expenses, as this business was acquired in May 2006 and therefore only one month of these expenses are included in the 2006 second quarter and first half results.  Additionally, in the second quarter we incurred increases in staffing costs, professional fees and telecommunications costs offset by a decrease in rent expense.  For the six months ended June 30, 2007, additional increases in selling, general and administrative expenses relate to increases in staffing costs, professional fees, telecommunications costs and travel and entertainment expenses.  Offsetting these increases are decreases in rent expense and contract services.  The increased selling, general and administrative costs reflect an overall company wide effort begun in the first quarter of 2007 toward lean and continuous improvement aimed at improved productivity and performance as well as upgrading our quality and customer service.  Additionally, we are focusing on improving our sales organization by adding new sales resources.

Restructuring charges for the three months ended June 30, 2007 were $1.3 million as compared to $2.5 million in the comparable 2006 period.  For the first six months of 2007 and 2006, restructuring charges were $2.2 million and $9.1 million, respectively.  See the “Restructuring” section for a detailed discussion of restructuring charges.

Loss from continuing operations before cumulative effect of accounting change

Loss from continuing operations before cumulative effect of accounting change was $19.7 million for the quarter ended June 30, 2007, an increase of $14.7 million compared to a loss of $5.0 million for the comparable 2006 period.  For the six months ended June 30, 2007 and 2006, loss from continuing operations before cumulative effect of accounting change was $44.9 million and $26.6 million, respectively, which denotes an $18.3 million increase in loss.  These increases reflect the aforementioned changes in revenue and costs.  See also “Segment Performance” below.

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

At the Advertising Inserts segment, EBITDA amounted to $25.8 million for the three months ended June 30, 2007, a decrease of $5.8 million, or 18.4%, compared to $31.6 million in the comparable 2006 period.  Inserts EBITDA for the six months ended June 30, 2007, was $42.6 million, a $9.3 million decrease from EBITDA of $51.9 million in 2006.  The primary changes in EBITDA are as follows:

	EBITDA
	Three months Ended	Six months ended
(in thousands)	June 30,	June 30,

2006	$31,598	$51,869

Increase (decrease) in EBITDA:

Volume	(1,960)	(7,868)
Price/Mix (1)	3,988	6,040
Variable Costs, rate adjusted (2)	(2,370)	(4,737)
Fixed Costs (3)	(3,659)	(4,069)
Selling, general and administrative (4)	(2,607)	(2,224)
Restructuring charges	818	3,571
Total EBITDA change	(5,790)	(9,287)

2007	$25,808	$42,582

(1)  Includes product, customer and equipment mix.

(2)  Primarily related to increases in ink and labor costs offset by decreases in freight expense for the three and six month periods in both periods and decreased vendor sub-contract services in the six months ended June 30, 2006.

(3)  Primarily related to increased staffing and maintenance costs for the three and six months ended June 30, 2006.

(4)  Primarily related to increased staffing costs and professional fees for the three and six months ended June 30, 2006.

Generally, the cost increases noted above are the result of the overall company wide investment in lean and continuous improvement aimed at improved productivity and performance as well as upgrading our quality and customer service. Additionally, we have added resources to our sales organization with a focus on improved new business capture.

At the Direct Mail segment, EBITDA amounted to $4.8 million for the three months ended June 30, 2007, a decrease of $7.3 million, or 60.3%, compared to $12.1 million in the comparable 2006 period.  Direct Mail EBITDA for the six months ended June 30, 2007, was $12.9 million, an $8.2 million decrease from EBITDA of $21.1 million in 2006.  The primary changes in EBITDA are as follows:

	EBITDA
	Three months Ended	Six months ended
(in thousands)	June 30,	June 30,

2006	$12,055	$21,118

Increase (decrease) in EBITDA:(1)

Volume	(2,067)	3,484
Price/Mix (2)	1,701	(1,895)
Variable Costs, rate adjusted (3)	(3,267)	(2,697)
Fixed Costs (4)	(1,824)	(2,250)
Selling, general and administrative (5)	(1,211)	(2,004)
Restructuring charges	297	121
Other (6)	(855)	(2,993)
Total EBITDA change	(7,226)	(8,234)

2007	$4,829	$12,884

(1)  We changed our Direct Mail volume metrics in the second quarter of 2007 to more accurately reflect changes in product mix. The six months ended June 30, 2007 EBITDA analysis has been updated to reflect this change.

(2)  Includes product, customer and equipment mix.

(3)  Primarily related to an increase in operating supplies, packaging materials, freight expense, customer claims and utilities, offset by lower direct labor costs for the three and six months ended June 30, 2007.

(4)  Primarily related to increases in maintenance, rent expense and contract services for the three and six month periods as well as increased property taxes in the first half of 2007.

(5)  Primarily related to increases in staffing costs, telecommunications costs and professional fees in the three and six month periods as well as an increase in bad debt expenses in the first half of 2007.

(6)  Includes the net decline in EBITDA for USA Direct and our fulfillment and other businesses.

Proforma Direct Mail EBITDA, including the results of USA Direct as though the acquisition had taken place at the beginning of 2006, was $12.3 million and $22.1 million for the three and six months ended June 30, 2006. Similar to the increases in costs we have incurred in Advertising Inserts, the increase in costs at Direct Mail are the result of lean and continuous improvement aimed at improved productivity and performance as well as upgrading our quality, customer service and sales.

The EBITDA Loss at Corporate and Other increased by $1.6 million, or 100%, from a $1.6 million loss for the three months ended June 30, 2006 to a $3.2 million loss for the comparable 2007 quarter.  Corporate and Other recognized an EBITDA Loss of $6.8 million for the six months ended June 30, 2007, a decrease of $1.3 million, or 23.6%, compared to a $5.5 million EBITDA loss for the six months ended June 30, 2006. This change is largely due to the decline in Premedia and Media Services revenue, discussed above, offset by lower costs of production and restructuring costs.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

At June 30, 2007, we had approximately $92.6 million available to borrow under the Credit Facility.  The maximum availability under the Credit Facility is $250 million, up to $200

million of which may consist of a revolving credit facility with the remaining $50 million representing a term loan.   The maximum availability of the revolving credit facility is limited to a borrowing base calculated as follows: 85% of our eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in our $130 million trade receivables securitization (see Note 7 to the condensed consolidated financial statements); the lesser of 55% of the book value of eligible machinery and equipment at owned locations or 100% of the orderly liquidation value-in-place (as defined in the credit agreement); the lesser of 55% of the book value of eligible machinery and equipment at leased locations or 100% of the net orderly liquidation value (as defined in the credit agreement) and 80% of the fair market value of owned real estate.  The eligibility of such assets included in the calculation is set forth in the credit agreement.  In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances.  The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined in Note 10 to the condensed consolidated financial statements, is in excess of $180 million on a rolling twelve fiscal month basis.  The agent is not required to obtain written consent when Compliance EBITDA on a rolling twelve fiscal month basis is less than $180 million.  However, the Credit Facility requires us to maintain Compliance EBITDA as set forth in the credit agreement.  The Compliance EBITDA covenant at June 30, 2007, was $125 million on a trailing twelve-month basis.  At June 30, 2007, our borrowing base was calculated to be $238.7 million and our trailing twelve-month Compliance EBITDA was $144.1 million.  If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility.  At June 30, 2007, we were in compliance with our debt covenants.

We have debt instruments that mature in December 2008 and during 2009 in the amounts of $139.1 million and $993.5 million respectively.  In addition, our off-balance sheet accounts receivable facility matures in December 2008 (see “Off-Balance Sheet Arrangements”).  There can be no assurance that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt.  In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

In July 2007, we signed a letter of intent to merge the operations of ACG into our nationwide marketing and printing services platform.  The closing of this transaction is subject to the execution of a mutually acceptable definitive merger agreement, the satisfaction of customary closing conditions, and the receipt of necessary approvals.  The merger will be subject to the amendment, refinancing, or repayment in full of both parties’ senior secured credit facilities and the successful exchange of both parties’ outstanding notes (or another mutually satisfactory arrangement).  We expect to sign a definitive merger agreement by August 13, 2007.  However, there can be no assurance that a definitive merger agreement can or will be signed or that a transaction can or will be completed.

Absent the successful completion of the merger, we believe that our debt facilities in place, as well as our cash flows, will be sufficient to meet our operational needs (including capital expenditures and restructuring costs) for the next twelve months and beyond.
Vertis and our subsidiaries, affiliates or significant shareholders may from time to time, in our sole discretion, purchase, repay, redeem or retire any of our outstanding debt or equity securities, including any publicly issued debt or equity securities, in privately negotiated or open market transactions, by tender offer or otherwise.
Items that could impact our liquidity are described below.
Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of June 30, 2007 and the periods in which payments are due:

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years	Other
(In thousands)
Long-term debt	$1,132,632		$1,132,632
Interest payments (1)	250,102	$124,478	125,624
Operating leases	95,542	23,236	34,862	$23,303	$14,141
Restructuring payments (2)	2,438	1,682	756
Pension payments (3)	24,439	2,743	5,576	5,273	10,847
Income tax contingencies (4)	956					$956
Total contractual cash obligations	$1,506,109	$152,139	$1,299,450	$28,576	$24,988	$956

(1)          Interest payments include an estimate of interest owed under our Credit Facility, for which the interest rates fluctuate.  The balance of the Credit Facility at June 30, 2007, consisted of an $89.1 million revolving credit facility and a $50.0 million term loan.  The interest payments under the Credit Facility were calculated using the weighted-average interest rate at June 30, 2007, which was 8.5% on the revolving credit facility and 10.1% on the term loan.   For further discussion, see Note 10 to the condensed consolidated financial statements included in this report.

(2)          Restructuring payments exclude lease payments associated with facilities exited under a restructuring plan as these costs are included in the Operating lease amounts above.

(3)          Pension amounts represent the estimated future benefit payments under our non-qualified defined benefit plans and estimated contributions related to our qualified defined benefit plans.

(4)          The timing of future cash flows from income tax contingencies cannot be reasonably estimated therefore they are reflected in the Other column.  See Note 16 to our condensed consolidated financial statements for further discussion of these contingencies.

As of June 30, 2007, we do not have any contracts requiring us to purchase any specified minimum quantities.  Therefore, we do not have any purchase obligations that require disclosure in the table above.

Debt Financing

Our Credit Facility, which matures on December 22, 2008, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary covenants.  In addition, the Credit Facility requires us to maintain Compliance EBITDA as set forth under the credit agreement.  The Compliance EBITDA covenant at June 30, 2007, was $125 million on a trailing twelve-month basis.  At June 30, 2007, our trailing twelve-month Compliance EBITDA as calculated under the credit agreement was $144.1 million.  If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility.  At June 30, 2007, we were in compliance with our debt covenants.

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

Under the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary.  However, we maintain an interest in the receivables and have been contracted to service the accounts receivable.  We received cash proceeds for servicing of $0.6 million in both the three and six months ended June 30, 2007 and 2006.  These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections.  Additional deductions may be made if we fail to maintain a consolidated Compliance EBITDA of at least $180 million for any rolling four fiscal quarter period.  In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $125 million.  There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility.  As of June 30, 2007, we are in compliance with all targets and covenants under the A/R Facility.

At June 30, 2007 and December 31, 2006, accounts receivable of $110.1 million and $130.0 million had been sold under the A/R Facility, respectively, and as such are excluded from accounts receivable on our condensed consolidated balance sheet included elsewhere in this document.  At June 30, 2007 and December 31, 2006, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $52.0 million and $92.3 million, which is included in Accounts receivable, net on the condensed consolidated balance sheet at allocated cost, which approximates fair value.  The proceeds from collections reinvested in securitizations amounted to $826.4 million and $855.3 million in the first half of 2007 and 2006, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points.  We also pay an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances.  The loss on sale, which approximated the fees, totaled $3.4 million and

$3.1 million in the six months ended June 30, 2007 and 2006, respectively, and is included in Other, net in our condensed consolidated statement of operations included elsewhere in this document.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

Our current liabilities exceeded current assets by $59.7 million at June 30, 2007 and by $40.5 million at December 31, 2006.  This represents a decrease in working capital of $19.2 million for the six months ended June 30, 2007.  The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility.  We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility.  After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables.  Therefore, if we add back the accounts receivable of $110.1 million and $130.0 million sold under the A/R Facility as of June 30, 2007 and December 31, 2006, respectively, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at June 30, 2007 and December 31, 2006 would have been $50.4 million and $89.5 million, respectively.  The ratio of current assets to current liabilities as of June 30, 2007 was 0.75 to 1 (1.21 to 1, excluding the impact of the A/R Facility) compared to 0.85 to 1 as of December 31, 2006 (1.34 to 1, excluding the impact of the A/R Facility).

In the six months ended June 30, 2007, cash provided by working capital, adjusted for acquisitions and divestitures, was $17.5 million.  This was an increase of $60.8 million compared to cash used for working capital in the six months ended June 30, 2006.  The 2007 increase was primarily driven by the timing of receivable collections, most notably in our Media Services business.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash from continuing operating activities improved $34.5 million from the first half of 2006.  This increase is primarily the result of changes in the timing of the settlement of payables and collection of receivables, most notably in our Media Services business.

Cash Flows from Investing Activities

Net cash used in investing activities in the first six months of 2007 decreased by $11.3 million from the 2006 level, primarily due to the acquisition of USA Direct in the second quarter of 2006, which represented a $20.7 million use of cash in the prior year, offset by a $9.3 million increase in capital spending primarily related to the timing of capital expenditures as compared to the first half of 2006.  We estimate an increase of 10% to 15% in capital spending for 2007 as compared to 2006, or between approximately $50 million and $55 million.

Cash Flows from Financing Activities

Net cash used in financing activities in the first six months of 2007 decreased $44.4 million from the comparable 2006 period.  This change relates to a $52.4 million fluctuation in funding under our revolving credit facility, which reflects the relative levels of cash provided by operating activities, capital expenditures and acquisition activity in each respective year.  Offsetting this change is a $5.7 million fluctuation in the amount of outstanding checks drawn on controlled disbursement accounts, which is primarily due to timing differences.  Additionally, financing activities of our discontinued operations in the six months ended June 30, 2006 contributed $3.5 million of this fluctuation.

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

Item 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Information

Our primary exposure to market risks relates to interest rate fluctuations on variable rate debt, which primarily bears interest at the LIBOR rate.

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

Quantitative Information

At June 30, 2007, 12.3% of our long-term debt held a variable interest rate.

Based on a hypothetical 10% increase in interest rates, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended June 30, 2007 by approximately $1.9 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all other factors constant.  The sensitivity analysis is limited in that it is based on balances outstanding at June 30, 2007 and does not provide for changes in borrowings that may occur in the future.

Item 4.  CONTROLS AND PROCEDURES

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.  No significant changes were made in our internal controls over financial reporting during the quarter ended June 30, 2007, that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 6.  EXHIBITS

Exhibit 10.1    First Amendment to Management Services Agreement dated April 4, 2007, between Evercore Advisors, Inc. and Vertis Holdings, Inc.

Exhibit 10.2    First Amendment to Management Services Agreement dated April 11, 2007, between THL Equity Advisors IV, LLC and Vertis Holdings, Inc.

Exhibit 10.3    First Amendment to Management Services Agreement dated April 11, 2007, between Thomas H. Lee Capital, LLC and Vertis Holdings, Inc.

Exhibit 10.4    Letter Agreement dated May 31, 2007 by and between Vertis and Stephen E. Tremblay regarding transition arrangement.

Exhibit 31.1    Certification of Michael T. DuBose, Chairman and Chief Executive Officer, dated August 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2    Certification of Barry C. Kohn, Chief Financial Officer, dated August 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.

/s/ Michael T. DuBose

Michael T. DuBose
Chairman and Chief Executive Officer

/s/ Barry C. Kohn

Barry C. Kohn
Chief Financial Officer

Date: August 9, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	First Amendment to Management Services Agreement dated April 4, 2007, between Evercore Advisors, Inc. and Vertis Holdings, Inc.
10.2	First Amendment to Management Services Agreement dated April 11, 2007, between THL Equity Advisors IV, LLC and Vertis Holdings, Inc.
10.3	First Amendment to Management Services Agreement dated April 11, 2007, between Thomas H. Lee Capital, LLC and Vertis Holdings, Inc.
10.4	Letter Agreement dated May 31, 2007 by and between Vertis and Stephen E. Tremblay regarding transition arrangement.
31.1	Certification of Michael T. DuBose, Chairman and Chief Executive Officer, dated August 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Barry C. Kohn, Chief Financial Officer, dated August 9, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.