Form 10-Q
period 2007-09-30
VERTIS INC
filed 2007-11-14
CIK 1178717

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerate filer  ☐                                            Accelerated filer   ☐                                       Non–accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of Registrant’s common stock as of November 14, 2007 was 1,000 shares.

INDEX

Part I – Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2007
and December 31, 2006

Condensed Consolidated Statements of Operations for the
Three Months Ended September 30, 2007 and 2006

Condensed Consolidated Statements of Operations for the
Nine Months Ended September 30, 2007 and 2006

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2007 and 2006

Notes to Condensed Consolidated Financial Statements

Item 2.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

Item 4.

Controls and Procedures

Part II – Other Information

Item 1.

Legal Proceedings

Item 5.

Other Information

Item 6.

Exhibits

Signatures

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertis, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,117	$5,710
Accounts receivable, net	97,920	139,426
Inventories	51,638	48,227
Maintenance parts, net	21,063	22,292
Prepaid expenses and other current assets	11,905	8,578
Total current assets	186,643	224,233
Property, plant and equipment, net (1)	335,429	330,039
Goodwill	246,527	246,260
Deferred financing costs, net	11,315	14,838
Other assets, net	27,289	29,316
Total assets	$807,203	$844,686

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$132,086	$186,638
Compensation and benefits payable	37,936	34,755
Accrued interest	41,906	14,300
Other current liabilities	26,747	29,067
Total current liabilities	238,675	264,760
Due to parent	3,395	3,491
Long-term debt	1,155,108	1,096,036
Other long-term liabilities	29,847	30,482
Total liabilities	1,427,025	1,394,769

Stockholder’s deficit:
Common stock - authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,689	409,689
Accumulated deficit	(1,022,909)	(953,090)
Accumulated other comprehensive loss	(6,602)	(6,682)
Total stockholder’s deficit	(619,822)	(550,083)
Total liabilities and stockholder’s deficit	$807,203	$844,686

(1) Net of accumulated depreciation of $607.8 million and $576.5 million, respectively

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

Three Months Ended September 30,	2007	2006
	(Unaudited)

Revenue	$319,310	$352,228
Operating expenses:
Costs of production	253,711	280,826
Selling, general and administrative	33,622	36,277
Restructuring charges	6,626	3,114
Depreciation and amortization of intangibles	13,851	15,055
Total operating expenses	307,810	335,272
Operating income	11,500	16,956
Other expenses:
Interest expense, net	34,144	33,502
Other, net	1,858	2,017
Total other expenses	36,002	35,519

Loss from continuing operations before income tax expense	(24,502)	(18,563)
Income tax expense (benefit)	139	(165)
Loss from continuing operations	(24,641)	(18,398)

(Loss) income from discontinued operations	(251)	302

Net loss	$(24,892)	$(18,096)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

Nine Months Ended September 30,	2007	2006
	(Unaudited)

Revenue	$982,106	$1,051,570
Operating expenses:
Costs of production	788,276	830,947
Selling, general and administrative	107,061	105,228
Restructuring charges	8,827	12,181
Depreciation and amortization of intangibles	41,078	43,078
Total operating expenses	945,242	991,434
Operating income	36,864	60,136
Other expenses:
Interest expense, net	100,369	98,614
Other, net	5,771	5,758
Total other expenses	106,140	104,372

Loss from continuing operations before income tax expense and cumulative effect of accounting change	(69,276)	(44,236)
Income tax expense (benefit)	292	(24)
Loss from continuing operations before cumulative effect of accounting change	(69,568)	(44,212)

(Loss) income from discontinued operations	(251)	1,193
Loss before cumulative effect of accounting change	(69,819)	(43,019)

Cumulative effect of accounting change		(1,654)

Net loss	$(69,819)	$(44,673)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

In thousands

Nine Months Ended September 30,	2007	2006
	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(69,819)	$(44,673)
Adjustments for discontinued operations	251	(1,193)
Loss from continuing operations	(69,568)	(45,866)
Adjustments to reconcile loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	41,078	43,078
Amortization of deferred financing costs	5,311	4,708
Accretion of long-term debt discount	2,971	2,971
Cumulative effect of accounting change		1,654
Provision for doubtful accounts	(531)	(20)
Other, net	1,737	552
Changes in operating assets and liabilities
(excluding effect of acquisitions and dispositions):
Decrease in accounts receivable	41,972	12,484
Increase in inventories	(3,411)	(1,194)
(Increase) decrease in prepaid expenses and other assets	(1,711)	1,338
Decrease in accounts payable and other liabilities	(15,299)	(16,593)
Net cash provided by continuing operating activities	2,549	3,112
(Loss) income from discontinued operations	(251)	1,193
Change in net assets of discontinued operations held for sale		(2,601)
Net cash used in discontinued operations	(251)	(1,408)
Net cash provided by operating activities	2,298	1,704
Cash Flows from Investing Activities:
Capital expenditures	(51,177)	(33,341)
Software development costs capitalized	(842)	(1,703)
Proceeds from sale of property, plant and equipment	283	860
Acquisition of business, net of cash acquired	(203)	(20,994)
Deferred proceeds from disposition of business		39,367
Net cash used in investing activities	(51,939)	(15,811)
Cash Flows from Financing Activities:
Net (repayments) borrowings under revolving credit facility	6,101	53,728
Borrowing under term loan	50,000
Deferred financing costs	(1,787)	(388)
Decrease in outstanding checks drawn on controlled disbursement accounts	(6,250)	(33,218)
Advances to parent	(96)	(346)
Financing activities of discontinued operations		1,408
Net cash provided by financing activities	47,968	21,184
Effect of exchange rate changes on cash	80	(76)
Net (decrease) increase in cash and cash equivalents	(1,593)	7,001
Cash and cash equivalents at beginning of year	5,710	1,828
Cash and cash equivalents at end of period	$4,117	$8,829

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

The Company is a wholly-owned subsidiary of Vertis Holdings, Inc., a Delaware corporation (“Vertis Holdings”).

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

3.              DISCONTINUED OPERATIONS

On September 8, 2006, the Company entered into an agreement to sell its fragrance business, which included two presses and the Company’s fragrance lab and microencapsulation facility, all of which were located in one of the Company’s Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the business. The sale agreement was entered into as the result of a strategic decision by the Company to move away from this line of business and focus its resources on its other Direct Mail activities. In the third quarter of 2007, the Company resolved a dispute with the purchaser regarding certain matters related to the sale. Pursuant to the resolution of this dispute, a loss of $0.3 million was recorded as discontinued operations for the quarter ended September 30, 2007.

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

	Three months ended	Nine months ended
	September 30,	September 30,
(in thousands)	2006	2006

Revenue	$7,009	$22,943

Income from discontinued operations	302	1,193

4.              RESTRUCTURING CHARGES

The Company began a restructuring program in the first quarter of 2007 (the “2007 Program”) aimed at streamlining operations to capitalize on operating efficiencies and to reduce overhead, thus reducing the Company’s overall cost base. The restructuring actions approved under the 2007 Program through September 30, 2007, include reductions in work force of approximately 235 employees, the closure of an Inserts production facility, the closure of a Direct Mail programming support facility and the vacating of a floor in the Company’s corporate office. Costs associated with approved restructuring actions under the 2007 Program are estimated to be $10.8 million, net of estimated sublease income of $4.0 million. Of these costs, $8.8 million were recorded in the nine months ended September 30, 2007. Restructuring actions under the 2007 Program are expected to be complete in the first quarter of 2008.

The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency. It is likely that the Company will incur additional restructuring costs in 2007 in an on-going effort to achieve these objectives.

In the quarter ended September 30, 2007, the Advertising Inserts segment recorded $1.4 million in severance costs, $1.3 million in facility closing costs and $2.8 million in asset-write downs, all of which related to the closure of an inserts production facility. The decision to close this inserts facility was made based on an analysis done by the Company to identify areas where the consolidation of operations could occur with minimal disruption to Vertis customers. As there are two Advertising Insert production facilities within close proximity to the facility that was closed, this decision allows for higher utilization of other Vertis presses in the region and lower overall costs, which should allow the Company to more effectively compete with our competitors in this industry. Advertising Inserts also recorded a $0.3 million asset write-down in the quarter related to the closure of a production facility that took place in 2006. Additionally, the Direct Mail segment recorded a $0.5 million of severance and related costs and $0.1 million in facility costs in the third quarter of 2007, and Corporate and Other recorded $0.1 million in facility closure costs.

In the nine months ended September 30, 2007, under the 2007 Program, the Advertising Inserts segment recorded $1.5 million in severance and related costs associated with the elimination of approximately 140 positions as well as $1.8 million in facility closure costs and $2.8 million in asset write-downs primarily related to the closure of an inserts an inserts production facility in the third quarter of 2007. Advertising Inserts also recorded $0.1 million in additional facility closure costs and $0.3 million in asset write-downs related to the closure of a production facility that took place in 2006. The Direct Mail segment recorded a $0.2 million reversal of previously recorded severance and related costs offset by $0.5 million of severance and related costs associated with the elimination of approximately 80 positions and $0.7 million in facility costs, $0.4 million of which represents additional restructuring costs for the closure of a fulfillment facility in 2006 and the remainder of which represents costs associated with the closure of a direct mail programming support facility and an adjustment to the restructuring accrual to reflect the present value of the leases for closed Direct Mail facilities. Corporate and Other recorded $0.9 million in severance and related costs in 2007 associated with the elimination of seven positions, $0.3 million in facility closure costs, which primarily represent accretion expense, and $0.1 million in assets written off.

Included in the 2007 nine-month segment restructuring expense are approximately $0.2 million of severance costs related to the elimination of nine shared services positions and $0.7 million of facilities costs associated with the vacating of a floor in the Company’s corporate office, which have been allocated to the segments.

The Company’s 2006 restructuring program (the “2006 Program”) included reductions in work force of 537 employees and the closure of one Advertising Inserts production facility, one Advertising Inserts sales office, one Direct Mail fulfillment facility and two premedia production facilities.

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

Included in the 2006 nine-month segment restructuring expense amounts above are $0.7 million of aggregate severance costs and $0.6 million of aggregate facilities costs allocated to the segments. The severance costs are related to the elimination of 29 shared services positions and the facilities costs represent accretion expense.

The significant components of restructuring charges were as follows:

	Severance		Facility
	and Related	Asset	Closing
(in thousands)	Costs	Write-downs	Costs	Total

Balance at July 1, 2006	$2,674	$	$4,903	$7,577
Restructuring charges in the three months ended September 2006	3,103		11	3,114
Restructuring payments and asset write-downs in the three months ended September 2006	(2,044)		(698)	(2,742)
Balance at September 30, 2006	$3,733	$—	$4,216	$7,949

Balance at January 1, 2006	$2,920		$5,795	$8,715
Restructuring charges in the nine months ended September 2006	9,102	$984	2,095 (1)	12,181
Restructuring payments and asset write-downs in the nine months ended September 2006	(8,289)	(984)	(3,674)	(12,947)
Balance at September 30, 2006	$3,733	$—	$4,216	$7,949

Balance at July 1, 2007	$2,364	$	$4,947	$7,311
Restructuring charges in the three months ended September 2007	1,795	3,163	1,668	6,626
Restructuring payments and asset write-downs in the three months ended September 2007	(1,702)	(3,163)	(972)	(5,837)
Balance at September 30, 2007	$2,457	$—	$5,643	$8,100

Balance at January 1, 2007	$3,193		$5,018	$8,211
Restructuring charges in the nine months ended September 2007	2,719	$3,283	2,825 (1)	8,827
Restructuring payments and asset write-downs in the nine months ended September 2007	(3,455)	(3,283)	(2,200)	(8,938)
Balance at September 30, 2007	$2,457	$—	$5,643	$8,100

(1)          Includes an adjustment to accretion expense of $0.1 million.

The Company expects to pay approximately $4.6 million of the accrued restructuring costs during the next twelve months, and the remainder, approximately $3.5 million, by 2014. The portion of this accrual attributable to facility closing costs is recorded net of estimated sublease income at its present value. Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

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

	Three months ended	Nine months ended
(In thousands)	September 30, 2006	September 30, 2006

Revenue	$352,228	$1,065,715
Loss from continuing operations before cumulative effect of accounting change	(18,398)	(44,528)
Net loss	(18,096)	(44,989)

7.              ACCOUNTS RECEIVABLE

The Company is party to a three-year agreement, terminating in December 2008 (the “A/R Facility”), to sell substantially all trade accounts receivable generated by the Company’s U.S. subsidiaries through the issuance of $130.0 million variable rate trade receivable backed notes.

Under the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $0.9 million in both the nine months ended September 30, 2007 and 2006. These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections. Additional deductions may be made if the Company fails to maintain a consolidated Compliance EBITDA (as defined in Note 10) of at least $180 million for any rolling twelve fiscal month period. In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $125 million on a trailing twelve-month basis. There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility. As of September 30, 2007, the Company is in compliance with all targets and covenants under the A/R Facility. Additionally, there were no reserves established against the Company’s availability in the nine months ended September 30, 2007.

At September 30, 2007 and December 31, 2006, accounts receivable of $104.0 million and $130.0 million had been sold under the A/R Facility, respectively, and as such are excluded from accounts receivable on the condensed consolidated balance sheet. At September 30, 2007 and December 31, 2006, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $48.3 million and $92.3 million, which is included in Accounts receivable, net, on the condensed consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,223.6 million and $1,237.0 million in the nine months ended September 30, 2007 and 2006, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points. The Company also pays an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances. The loss on sale, which approximated the fees, totaled $5.1 million and $4.7 million in the nine months ended September 30, 2007 and 2006, respectively, and is included in Other, net, on the condensed consolidated statement of operations.

8.                    INVENTORIES

Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2007	2006

Paper	$26,265	$29,858
Ink and chemicals	4,671	3,160
Work in process	3,241	4,439
Finished goods	11,364	5,576
Other	6,097	5,194

	$51,638	$48,227

9.                    SEGMENT INFORMATION

The Company operates in two reportable segments. The Company uses EBITDA as the measure by which it gauges the profitability and assesses the performance of its segments. The segments are:

•              Advertising Inserts– provides a full array of targeted advertising products inserted into newspapers.

•              Direct Mail – provides personalized direct mail and marketing products. This segment previously included the Company’s fragrance business, which was sold in the third quarter of 2006. The operational results of the Company’s fragrance business are included in discontinued operations for the nine months ended September 30, 2006. See Note 3 for further discussion.

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

The following is information regarding the Company’s segments:

	Three months ended,		Nine months ended,
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Revenue:

External Revenue
Advertising Inserts	$206,789	$252,197	$653,038	$734,882
Direct Mail	88,129	74,660	257,548	235,922
Corporate and Other	24,392	25,371	71,520	80,766
Consolidated	$319,310	$352,228	$982,106	$1,051,570

Intersegment Revenue
Advertising Inserts	$10	$294	$221	$1,164
Direct Mail	309	522	951	1,184
Corporate and Other	796	1,619	2,566	4,748
Consolidated	1,115	2,435	3,738	7,096
Elimination of intersegment revenue	(1,115)	(2,435)	(3,738)	(7,096)

Consolidated revenue	$319,310	$352,228	$982,106	$1,051,570

EBITDA
Advertising Inserts	$15,580	$26,336	$58,162	$78,206
Direct Mail	9,506	5,311	22,391	26,427
Corporate and Other	(1,593)	(1,653)	(8,382)	(7,177)
Consolidated EBITDA	23,493	29,994	72,171	97,456
Depreciation and amortization of intangibles	13,851	15,055	41,078	43,078
Interest expense, net	34,144	33,502	100,369	98,614
Income tax expense	139	(165)	292	(24)
Consolidated loss from continuing operations before cumulative effect of accounting change	$(24,641)	$(18,398)	$(69,568)	$(44,212)

Restructuring and other charges
Advertising Inserts	$5,885	$1,291	$6,520	$5,497
Direct Mail	605	1,265	990	1,773
Corporate and Other	136	558	1,317	4,911
Consolidated	$6,626	$3,114	$8,827	$12,181

Depreciation and amortization of intangibles
Advertising Inserts	$8,985	$10,023	$26,882	$29,373
Direct Mail	3,473	3,667	10,389	9,684
Corporate and Other	1,393	1,365	3,807	4,021
Consolidated	$13,851	$15,055	$41,078	$43,078

	September 30,	December 31,
(in thousands)	2007	2006

Identifiable Assets
Advertising Inserts	$528,916	$535,510
Direct Mail	210,000	203,341
Corporate and Other	68,287	105,835
Consolidated	$807,203	$844,686

10.             LONG -TERM DEBT

Long-term debt consisted of the following in the order of priority:

	September 30,	December 31,
(in thousands)	2007	2006

Revolving credit facility (due December 2008)	$118,981	$112,880
Term loan (due December 2008)	50,000
$350 million 9 3/4% senior secured second lien notes, net of discount (due April 2009)	347,612	346,418
$350 million 10 7/8% senior notes, net of discount (due June 2009)	349,381	349,113
$294 million 13 1/2% senior subordinated notes, net of discount (due December 2009)	289,134	287,625
Other notes		5
	1,155,108	1,096,041
Current Portion		(5)
	$1,155,108	$1,096,036

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

The maximum availability under the revolving credit facility is limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 7); the lesser of 55% of the book value of eligible machinery and equipment at owned locations or 100% of the orderly liquidation value-in-place (as defined in the credit agreement); the lesser of 55% of the book value of eligible machinery and equipment at leased locations or 100% of the net orderly liquidation value (as defined in the credit agreement) and 80% of the fair market value of owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. At September 30, 2007 the borrowing base was calculated to be $235.7 million. We had approximately $62.3 million available to borrow under the revolving credit facility at September 30, 2007.

The Credit Facility requires the Company to maintain Compliance EBITDA, as defined below, of $125 million on a trailing twelve-month basis as set forth by the March 2007 amendment to the Credit Facility. At September 30, 2007, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $139.6 million. If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility.

In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined below, is in excess of $180 million on a rolling twelve fiscal month basis. The agent is not required to obtain written consent when Compliance EBITDA on a rolling twelve fiscal month basis is less than $180 million. There were no reserves established by the agent against the Company’s availability in the nine months ended September 30, 2007.

“Compliance EBITDA” is the Consolidated EBITDA as reflected in Note 9 to these financial statements adjusted for certain items as defined in the credit agreement.

The interest rate on the revolving credit facility portion of the Credit Facility is either (a) the US Prime rate, plus a margin which fluctuates based on the Company’s senior secured leverage ratio (“Leverage Ratio”), defined as the ratio of senior secured debt to EBITDA, or (b) the LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio. The EBITDA amount used in this calculation is not equivalent to the amount included in these financial statements, but rather is net of adjustments to exclude certain items as defined in the credit agreement. The interest rate on the term loan portion of the Credit Facility is the LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio. At September 30, 2007, the margin was 300 basis points above LIBOR for the revolving credit facility and 475 basis points above LIBOR for the term loan. The Company also pays an unused commitment fee of 50 basis points on the difference between $200 million and the amount of loans and letters of credit outstanding. At September 30, 2007, the weighted-average interest rate on the revolving credit facility was 8.3% and the rate on the term loan was 10.1%.

The Credit Facility, the 9 3/4% senior secured second lien notes (the “9 3/4% Notes”), the 10 7/8% senior notes and the 13 1/2% senior subordinated notes contain customary covenants. At September 30, 2007, the Company was in compliance with its debt covenants.

11.             RETIREMENT PLANS

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans, including pension and supplemental executive retirement plans, for the three and nine months ended September 30, 2007 and 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Service cost	$104	$127	$264	$353
Interest cost	549	553	1,414	1,665
Expected return on plan assets	(340)	(339)	(1,018)	(970)
Amortization of prior service cost	25	25	53	75
Amortization of net loss	159	230	427	634
Net periodic benefit cost	$497	$596	$1,140	$1,757

The Company made contributions of approximately $1.9 million to its pension plans in the nine months ended September 30, 2007. The Company expects to contribute approximately $2.7 million in 2007 as previously disclosed in its consolidated financial statements for the year ended December 31, 2006.

12.             COMPREHENSIVE LOSS

The following table provides a reconciliation of net loss to comprehensive loss for the three and nine months ended September 30, 2007 and 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Net loss	$(24,892)	$(18,096)	$(69,819)	$(44,673)
Other comprehensive income:
Foreign currency translation gain (loss)	60	(80)	80	(76)
Amortization of prior service cost (1)	25		53
Amortization of net loss (1)	159		427
Total comprehensive loss	$(24,648)	$(18,176)	$(69,259)	$(44,749)

(1)          Represents the amortization of prior service cost and net actuarial losses, respectively, which are included in the Company’s pension expense for the three and nine months ended September 30, 2007. These amounts are excluded from total comprehensive income in 2007 as the full amount of the prior service cost and net actuarial loss was recognized in other comprehensive loss at December 31, 2006 under SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans”, which the Company adopted on December 31, 2006. Therefore, there is no change to the accumulated other comprehensive income in the three and nine months ended September 30, 2007, related to these amounts.

13.             VERTIS HOLDINGS SHARE BASED COMPENSATION

Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards up to an aggregate of 10 million shares. Vertis Holdings has options, restricted shares, retained shares and rights outstanding under the Stock Plan at September 30, 2007. SFAS 123R requires that share based payments for compensation made by Vertis Holdings to employees of the Company be accounted for in the financial statements of the Company.

Certain current and former members of the Company’s management own shares of common stock subject to retained share agreements (the “Retained Shares”). These retained share agreements were issued in connection with the Company’s recapitalization in 1999 (the “1999 Recapitalization”) with the intent to replace previously issued incentive stock options at equivalent economic value. The retained share agreements restrict transfers of the Retained Shares unless there is a liquidity event, generally defined as a public offering of Vertis Holdings’ common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities (each a “Liquidity Event”). Additionally, included in the retained share agreements, employees (or their estates) have the right to put (the “Put Right”) the Retained Shares to the Company for the fair market value of the stock within 90 days of termination due to retirement, disability or death (the “Put Right Period”). Retirement for this purpose is defined as the employee’s retirement from the Company at age 65 after at least three years of continuous service. The Retained Shares are considered equity awards under SFAS 123R.

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

In 2007, employees holding 5,303 Rights with Put Rights attached left the Company. However, the employees’ manner of separation from the Company did not fit the criteria, as discussed above, for them to exercise the Put Right attached to their Rights and therefore the Put Rights were forfeited. As of September 30, 2007, there were 44,794 Retained Shares and Rights that have the Put Rights Available.

The Company has the ability to issue restricted stock to certain members of management under the Stock Plan. The restricted stock awards do not vest until immediately prior to a Liquidity Event or upon death or disability during employment, and they cannot be transferred until vesting occurs. Additionally, if an employee leaves the Company prior to a Liquidity Event, they forfeit their restricted shares. The probability of each of these events occurring is currently indeterminable, therefore compensation expense will not be recorded by the Company related to the restricted shares until a Liquidity Event takes place, or is probable of occurring, or in the event of a shareholder’s death or disability. Vertis Holdings issued 20,000 shares of restricted stock and cancelled 98,399 shares of restricted stock in the nine months ended September 30, 2007. A stock valuation is currently being performed by an independent third party and is expected to be completed for the Company during the fourth quarter. At September 30, 2007 there were 267,897 shares of restricted stock outstanding under the Stock Plan.

The Company also has the ability to issue options to certain members of management under the Stock Plan. At September 30, 2007, there were 7,618 options outstanding under the Stock Plan. These options were fully vested at September 30, 2007, therefore no compensation expense is recorded.

A summary of activity under the Stock Plan for the nine months ended September 30, 2007 is as follows:

	Retained		Restricted
(thousands of shares)	Shares	Rights	Stock (1)	Options (2)

Outstanding at December 31, 2006	18	31	346	8
Granted			20
Forfeited/Cancelled		(5)	(98)
Outstanding at September 30, 2007	18	26	268	8

Nonvested at September 30, 2007			268
Exercisable at September 30, 2007				8

(1)         Pending the completion of the stock valuation in the fourth quarter, the weighted-average grant-date fair value of the restricted shares is $20.48 per share. As of September 30, 2007 there was an estimated $5.5 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Stock Plan.

(2)         The weighted-average exercise price of the vested options outstanding at September 30, 2007 is $31.50 per share. The outstanding options have ten-year terms, with 5,832 options expiring in 2009 and the remainder expiring in 2012.

14.             INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Interest cost	$32,781	$32,353	$96,932	$95,167
Amortization of deferred financing fees	1,862	1,587	5,311	4,708
Capitalized interest	(447)	(393)	(1,261)	(928)
Interest income	(52)	(45)	(613)	(333)
	$34,144	$33,502	$100,369	$98,614

The Company made interest payments of $63.4 million and $63.9 million in the nine months ended September 30, 2007 and 2006, respectively.

15.             OTHER, NET

Other, net consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

A/R Facility fees (see Note 7)	$1,618	$1,616	$5,059	$4,709
Bank commitment fees	237	187	701	604
Other costs	3	214	11	445
	$1,858	$2,017	$5,771	$5,758

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 accumulated deficit balance. The total amount of unrecognized tax benefits as of the date of adoption was approximately $0.4 million. In addition, accrued interest and penalties amounted to approximately $0.6 million as of the date of adoption. Movement in the reserve for the three months ended September 30, 2007 was not material. The Company recognizes interest and penalties accrued related to unrecognized tax positions as income tax expense.

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

The income tax provision for the three and nine months ended September 30, 2007, primarily relates to foreign and state income tax. Income tax payments of $0.1 million and $0.5 million were made by the Company in the nine months ended September 30, 2007 and 2006, respectively. Additionally, the Company paid the interest associated with the settlement of the 2003 examination of $0.5 million in the quarter ended March 31, 2007.

17.             GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company has three series of notes (see Note 10) which are general obligations of Vertis, Inc., and are guaranteed by certain of Vertis, Inc.’s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of September 30, 2007 and December 31, 2006, and for the three and nine months ended September 30, 2007 and 2006, are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

As of September 30, 2007, the guarantor subsidiaries include Enteron Group LLC, Vertis Mailing LLC, Webcraft LLC, USA Direct LLC and Webcraft Chemicals LLC, all of which are wholly-owned subsidiaries of Vertis, Inc. The operations of Enteron Group LLC are reported in Corporate and Other elsewhere in the financial statements, while the operations of Webcraft LLC and Webcraft Chemicals LLC are reported in the Direct Mail segment. The non-guarantor subsidiary is Laser Tech Color Mexico, S.A. de C.V., which is a wholly-owned subsidiary of Vertis, Inc., and whose operations are included in Corporate and Other elsewhere in the financial statements. The Parent includes the operations of Advertising Inserts as well as some Direct Mail operations and operations reported under Corporate and Other.

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

Condensed Consolidating Balance Sheet at September 30, 2007

		Guarantor	Non- Guarantor	Elim-	Consol-
In thousands	Parent	Companies	Companies	inations	idated

ASSETS
Current Assets:
Cash and cash equivalents	$15	$2,589	$1,513		$4,117
Accounts receivable, net	81,375	16,053	492		97,920
Inventories	36,863	14,713	62		51,638
Maintenance parts	17,310	3,753			21,063
Prepaid expenses and other current assets	8,889	2,995	21		11,905
Total current assets	144,452	40,103	2,088		186,643
Intercompany receivable	64,567			$(64,567)
Investments in subsidiaries	71,128	835		(71,963)
Property, plant and equipment, net	256,052	79,252	125		335,429
Goodwill	196,828	49,699			246,527
Deferred financing costs, net	11,315				11,315
Other assets, net	23,894	3,395			27,289
Total Assets	$768,236	$173,284	$2,213	$(136,530)	$807,203

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$108,623	$23,443	$20		$132,086
Compensation and benefits payable	31,609	6,281	46		37,936
Accrued interest	41,906				41,906
Other current liabilities	21,935	4,919	(107)		26,747
Total current liabilities	204,073	34,643	(41)		238,675
Due to parent	3,395	44,633	19,934	$(64,567)	3,395
Long-term debt, net of current portion	1,155,108				1,155,108
Other long-term liabilities	25,482	4,365			29,847
Total liabilities	1,388,058	83,641	19,893	(64,567)	1,427,025
Stockholder’s (deficit) equity	(619,822)	89,643	(17,680)	(71,963)	(619,822)
Total Liabilities and Stockholder’s (Deficit) Equity	$768,236	$173,284	$2,213	$(136,530)	$807,203

Condensed Consolidating Balance Sheet Information at December 31, 2006

		Guarantor	Non-Guarantor	Elim-	Consol-
In thousands	Parent	Companies	Companies	inations	idated

ASSETS
Current Assets:
Cash and cash equivalents	$554	$4,001	$1,155		$5,710
Accounts receivable, net	123,953	14,830	643		139,426
Inventories	35,321	12,844	62		48,227
Maintenance parts	18,572	3,720			22,292
Prepaid expenses and other current assets	6,921	1,657			8,578
Total current assets	185,321	37,052	1,860		224,233
Intercompany receivable	68,139			$(68,139)
Investments in subsidiaries	55,490	859		(56,349)
Property, plant and equipment, net	254,935	74,958	146		330,039
Goodwill	196,828	49,432			246,260
Deferred financing costs, net	14,838				14,838
Other assets, net	25,350	3,966			29,316
Total Assets	$800,901	$166,267	$2,006	$(124,488)	$844,686

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$154,555	$32,061	$22		$186,638
Compensation and benefits payable	29,564	5,145	46		34,755
Accrued interest	14,300				14,300
Other current liabilities	23,000	5,903	164		29,067
Total current liabilities	221,419	43,109	232		264,760
Due to parent	3,491	48,522	19,617	$(68,139)	3,491	(1)
Long-term debt, net of current portion	1,096,036				1,096,036
Other long-term liabilities	30,038	444			30,482
Total liabilities	1,350,984	92,075	19,849	(68,139)	1,394,769
Stockholder’s (deficit) equity	(550,083)	74,192	(17,843)	(56,349)	(550,083)
Total Liabilities and Stockholder’s (Deficit) Equity	$800,901	$166,267	$2,006	$(124,488)	$844,686

(1)  Represents the amount due to Vertis Holdings

Condensed Consolidating Statement of Operations

Three months ended September 30, 2007

		Guarantor	Non-Guarantor	Elim-	Consol-
In thousands	Parent	Companies	Companies	inations	idated

Revenue	$243,113	$76,721	$475	$(999)	$319,310
Operating expenses:
Costs of production	196,452	57,847	411	(999)	253,711
Selling, general and administrative	24,229	9,380	13		33,622
Restructuring charges	6,025	601			6,626
Depreciation and amortization of intangibles	11,370	2,470	11		13,851
	238,076	70,298	435	(999)	307,810
Operating income	5,037	6,423	40		11,500
Other expenses (income):
Interest expense, net	34,143	2	(1)		34,144
Other, net	1,858				1,858
	36,001	2	(1)		36,002

Equity in net income of subsidiaries	6,449	(5)		(6,444)

(Loss) income from continuing operations before income taxes	(24,515)	6,416	41	(6,444)	(24,502)
Income tax expense (benefit)	126		13		139

(Loss) income from continuing operations	(24,641)	6,416	28	(6,444)	(24,641)
Loss from discontinued operations	(251)				(251)

Net (loss) income	$(24,892)	$6,416	$28	$(6,444)	$(24,892)

Condensed Consolidating Statement of Operations Information

Three months ended September 30, 2006

		Guarantor	Non-Guarantor	Elim-	Consol-
In thousands	Parent	Companies	Companies	inations	idated

Revenue	$290,269	$63,752	$175	$(1,968)	$352,228
Operating expenses:
Costs of production	234,233	48,562	(1)	(1,968)	280,826
Selling, general and administrative	28,472	7,813	(8)		36,277
Restructuring charges	2,186	928			3,114
Depreciation and amortization of intangibles	12,183	2,866	6		15,055
	277,074	60,169	(3)	(1,968)	335,272
Operating income	13,195	3,583	178		16,956
Other expenses (income):
Interest expense, net	33,507	(5)			33,502
Other, net	2,017				2,017
	35,524	(5)			35,519

Equity in net income of subsidiaries	4,028			(4,028)

(Loss) income from continuing operations before income tax (benefit) expense	(18,301)	3,588	178	(4,028)	(18,563)
Income tax (benefit) expense	(205)		40		(165)

(Loss) income from continuing operations	(18,096)	3,588	138	(4,028)	(18,398)

Income from discontinued operations		245	57		302
Net (loss) income	$(18,096)	$3,833	$195	$(4,028)	$(18,096)

Condensed Consolidating Statement of Operations

Nine months ended September 30, 2007

		Guarantor	Non-Guarantor	Elim-	Consol-
In thousands	Parent	Companies	Companies	inations	idated

Revenue	$761,379	$222,798	$1,420	$(3,491)	$982,106
Operating expenses:
Costs of production	619,316	171,331	1,120	(3,491)	788,276
Selling, general and administrative	79,390	27,635	36		107,061
Restructuring charges	8,204	623			8,827
Depreciation and amortization of intangibles	33,146	7,900	32		41,078
	740,056	207,489	1,188	(3,491)	945,242
Operating income	21,323	15,309	232		36,864
Other expenses (income):
Interest expense, net	100,375	(2)	(4)		100,369
Other, net	5,771				5,771
	106,146	(2)	(4)		106,140

Equity in net income of subsidiaries	15,474	(24)		(15,450)

(Loss) income from continuing operations before income tax expense	(69,349)	15,287	236	(15,450)	(69,276)
Income tax expense	219		73		292

(Loss) income from continuing operations	(69,568)	15,287	163	(15,450)	(69,568)
Loss from discontinued operations	(251)				(251)

Net (loss) income	$(69,819)	$15,287	$163	$(15,450)	$(69,819)

Condensed Consolidating Statement of Operations Information

Nine months ended September 30, 2006

		Guarantor	Non-Guarantor	Elim-	Consol-
In thousands	Parent	Companies	Companies	inations	idated

Revenue	$860,834	$194,169	$848	$(4,281)	$1,051,570
Operating expenses:
Costs of production	691,332	143,610	286	(4,281)	830,947
Selling, general and administrative	82,438	22,741	49		105,228
Restructuring charges	11,000	1,181			12,181
Depreciation and amortization of intangibles	35,718	7,344	16		43,078
	820,488	174,876	351	(4,281)	991,434
Operating income	40,346	19,293	497		60,136
Other expenses (income):
Interest expense, net	98,612	4	(2)		98,614
Other, net	5,758				5,758
	104,370	4	(2)		104,372

Equity in net income of subsidiaries	20,845			(20,845)

(Loss) income from continuing operations before income tax (benefit) expense	(43,179)	19,289	499	(20,845)	(44,236)
Income tax (benefit) expense	(160)		136		(24)

(Loss) income from continuing operations before cumulative effect of accounting change	(43,019)	19,289	363	(20,845)	(44,212)

Income from discontinued operations		1,052	141		1,193
(Loss) income before cumulative effect of accounting change	(43,019)	20,341	504	(20,845)	(43,019)
Cumulative effect of accounting change	(1,654)				(1,654)

Net (loss) income	$(44,673)	$20,341	$504	$(20,845)	$(44,673)

Condensed Consolidating Statement of Cash Flows

Nine months ended September 30, 2007

			Non-
		Guarantor	Guarantor	Consol-
In thousands	Parent	Companies	Companies	idated

Cash Flows from Operating Activities	$(12,153)	$14,402	$49	$2,298
Cash Flows from Investing Activities:
Capital expenditures	(38,551)	(12,618)	(8)	(51,177)
Software development costs capitalized	(842)			(842)
Proceeds from sale of property, plant and equipment and divested assets	244	39		283
Acquisition of business, net of cash acquired		(203)		(203)
Net cash used in investing activities	(39,149)	(12,782)	(8)	(51,939)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	6,101			6,101
Borrowing under term loan	50,000			50,000
Deferred financing costs	(1,787)			(1,787)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(6,487)	237		(6,250)
Other financing activities	2,936	(3,269)	237	(96)
Net cash provided by (used in) financing activities	50,763	(3,032)	237	47,968
Effect of exchange rate changes on cash			80	80
Net (decrease) increase in cash and cash equivalents	(539)	(1,412)	358	(1,593)
Cash and cash equivalents at beginning of year	554	4,001	1,155	5,710
Cash and cash equivalents at end of period	$15	$2,589	$1,513	$4,117

Condensed Consolidating Statement of Cash Flows Information

Nine months ended September 30, 2006

			Non-
		Guarantor	Guarantor	Consol-
In thousands	Parent	Companies	Companies	idated

Cash Flows from Operating Activities	$(12,419)	$13,108	$1,015	$1,704
Cash Flows from Investing Activities:
Capital expenditures	(29,197)	(4,063)	(81)	(33,341)
Software development costs capitalized	(1,703)			(1,703)
Proceeds from sale of property, plant and equipment and divested assets	373	487		860
Acquisition of business, net of cash acquired		(20,994)		(20,994)
Proceeds from disposition of business	39,367			39,367
Net cash used in investing activities	8,840	(24,570)	(81)	(15,811)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	53,728			53,728
Deferred financing costs	(388)			(388)
Decrease in outstanding checks drawn on controlled disbursement accounts	(33,145)	(73)		(33,218)
Other financing activities	(13,057)	14,582	(463)	1,062
Net cash provided by (used in) financing activities	7,138	14,509	(463)	21,184
Effect of exchange rate changes on cash			(76)	(76)
Net increase in cash and cash equivalents	3,559	3,047	395	7,001
Cash and cash equivalents at beginning of year	304	101	1,423	1,828
Cash and cash equivalents at end of period	$3,863	$3,148	$1,818	$8,829

18.               CONTINGENCIES AND UNCERTAINTIES

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

In July 2007, the Company signed a letter of intent to merge the operations of American Color Graphics, Inc., a wholly owned subsidiary of ACG Holdings, Inc. (“ACG”), into the Company’s marketing and printing services platform. An agreement between Vertis, American Color Graphics, Inc., ACG and certain consenting noteholders was signed on September 13, 2007, expiring by its terms on September 29, 2007. The Company conveyed an offer to ACG with a deadline of September 30, 2007 and received no affirmative response. The letter of intent expired by its terms on September 29, 2007. The Company has incurred approximately $2.5 million in fees associated with this transaction, which are included in the Prepaid expenses and other current assets line item on the Company’s condensed consolidated balance sheet at September 30, 2007.

ACG has disclosed that it will request that the Company modify its existing confidentiality agreement to allow the financial and legal advisors of the ACG noteholders’ access to drafts of the proposed merger agreement and due diligence performed by ACG. ACG is required by the terms of certain agreements to end discussions with the Company if the disclosures are not agreed to. The Company is in the process of evaluating the potential transaction with ACG, including the conditions discussed above, regarding the possibility of a merger, and as such, the Company has not determined at this time that the merger will be unsuccessful. If the Company does make this determination, all costs incurred in relation to this transaction will be expensed at that time.

19.             SUBSEQUENT EVENTS

On October 1, 2007, the Company sold three of its Direct Mail facilities, consisting of two production facilities and one maintenance facility, for $10.8 million, net of fees and letters of credit, and simultaneously leased these facilities back under three separate lease agreements with varying lease terms. This transaction resulted in a net gain of $7.5 million. The Company plans to account for this transaction as a sale-leaseback and will therefore defer the gain and amortize it over the life of each respective lease term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Overview

Executive Summary

Vertis, Inc. is a premier provider of print advertising, direct marketing solutions and related value added services to America’s leading retail and consumer services companies. We deliver marketing products that create strategic value for clients by using creative advertising, color management technologies, proprietary research, customer targeting expertise, premedia and media services, combined with its world-class printing expertise.

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

We use independent third-party source materials to track statistics pertaining to advertising growth. Based on these publications, the estimates for 2007 domestic advertising spending indicate growth ranging from 1.7% to 5.1%. US advertising growth estimates for 2008 range from 3.1% to 5.6%. These advertising growth percentages include many forms of advertising, not exclusively print advertising, as most sources do not track these statistics separately. A few of the sources we used to obtain the estimates above do not include direct mail advertising in their estimates, however, based on estimates by one independent third-party source, domestic direct mail advertising growth for 2007 is estimated to be 5.0%.

In July 2007, we signed a letter of intent to merge the operations of American Color Graphics, Inc., a wholly owned subsidiary of ACG Holdings, Inc. (“ACG”), into our marketing and printing services platform. An agreement between Vertis, American Color Graphics, Inc., ACG and certain consenting noteholders was signed on September 13, 2007, expiring by its terms on September 29, 2007. We conveyed an offer to ACG with a deadline of September 30, 2007, and received no affirmative response. The letter of intent expired by its terms on September 29, 2007. ACG has disclosed that it will request that we modify our existing confidentiality agreement to allow the financial and legal advisors of the ACG noteholders’ access to all drafts of the proposed merger agreement and due diligence performed by ACG. ACG is required by the terms of certain agreements to end discussions with us if the disclosures are not agreed to. We are in the process of evaluating the potential transaction with ACG, including the conditions discussed above. We continue to believe that the transaction makes sense economically. As of September 30, 2007, we have incurred approximately $2.5 million in fees associated with this transaction. These fees are included in the Prepaid expenses and other current assets line item on our condensed consolidated balance sheet at September 30, 2007. If we determine in the future that this merger will not be successful, all costs incurred in relation to this transaction will be expensed at that time.

The advertising insert business in general has been impacted by excess industry capacity causing industry-wide price pressure and competition for volume. Marketers have trended toward multi-channel advertising campaigns, which leverage more than one type of medium in addition to advertising inserts to expand their coverage. There has also been consolidation in end-user groups who traditionally use advertising inserts to convey their messages. Additionally, changes in the cost of paper and changes in the proportion of paper supplied by our customers is a major contributing factor in the Advertising Inserts revenue fluctuation, and to a lesser extent, fluctuations in Direct Mail revenue. These factors contributed to the revenue decline at our Advertising Inserts segment in the three and nine months ended September 30, 2007, as compared to 2006. Pricing, including the effects of product, customer and equipment mix, in Advertising Inserts improved largely reflecting normal changes in product and customer mix as opposed to a change in the competitive pricing environment for advertising inserts. The conditions in Advertising Inserts, specifically the industry-wide dynamics around pricing as well as the competitive pressure on sales volume, are expected to continue. Direct Mail revenue increased in the third quarter and year-to-date partially due to the acquisition of USA Direct, Inc. (“USA Direct”). Overall, revenue gains achieved in both periods were due to increased volume and the impact of paper, which resulted in an increase in revenue, offset by declines in pricing.

A large portion of our revenue is generally seasonal in nature. Of our full year 2006 revenue, 23.8% of revenues were generated in the first quarter, 23.9% in the second, 24.0% in the third and 28.3% in the fourth. Our 2007 revenue is trending differently than 2006, as our third quarter revenue of $319.3 million represents a decline in revenue from both the first and second quarters. This decline is largely due to a decline in paper, which directly impacts our revenue, primarily in our Advertising Inserts segment. Excluding the impact of paper, our value added, calculated as revenue less paper, is indicating a trend similar to the revenue trend noted in 2006. Profitability continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at higher capacity during the fourth quarter holiday production season. On the other hand, lower volume negatively impacts margins since we are not able to fully leverage fixed depreciation, amortization, interest and other costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first. As a result, our overall yearly performance depends, to an extent, on our performance in the second half of the year.

Cost management is a continuing focus of ours. Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs. Our 2007 restructuring activities entered into in the nine months ended September 30, 2007, are expected to yield annualized cost savings of approximately $10.5 million, $8.1 million of which relate to the restructuring activities that took place in the third quarter, the majority of which relates to the Advertising Inserts plant closure.

Capital expenditures in the nine months ended September 30, 2007, increased $17.0 million from the spending for the same period in 2006. We currently expect the level of capital expenditures for the year to be between $60 million and $63 million as we continue to invest in our business.

Liquidity continues to be an important focus. At September 30, 2007, we had approximately $62.3 million available to borrow under our revolving senior credit facility (the “Credit Facility”), our primary source of funds, and $4.1 million cash on hand. Under the Credit Facility, we are subject to a minimum EBITDA covenant requiring us to maintain EBITDA, as defined by the Credit Facility, of $125 million on a trailing twelve-month basis. The Company’s trailing twelve-month Compliance EBITDA, as calculated under the credit agreement, was $139.6 million at September 30, 2007. As of September 30, 2007, we were in compliance with all of our covenants, financial or otherwise. While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum EBITDA required under the covenant. Based upon the latest projections for the remainder of 2007, we believe we will be in compliance in the upcoming year. No significant debt repayments are due until December 2008 and beyond.

We obtained additional liquidity of $10.8 million in October 2007 through the sale of three of our Direct Mail facilities, consisting of two production facilities and one maintenance facility. We are leasing these facilities back under three separate lease agreements with varying lease terms.

Discontinued Operations

On September 8, 2006, we entered into an agreement to sell our fragrance business, which included two presses and the Company’s fragrance lab and microencapsulation facility, all of which were located in one of the Company’s Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the business. The sale agreement was entered into as the result of a strategic decision by the Company to move away from this line of business and focus its resources on its other Direct Mail activities. In the third quarter of 2007, the Company resolved a dispute with the purchaser regarding certain matters related to the sale. Pursuant to the resolution of this dispute, a loss of $0.3 million was recorded as discontinued operations in the third quarter of 2007.

Revenue from the fragrance business, which was reported under our Direct Mail segment, was $7.0 million and $22.9 million for the three and nine months ended September 30, 2006, respectively. The fragrance business posted net income of $0.3 million and $1.2 million in the three and nine months ended September 30, 2006, respectively. Prior year financial statements have been restated to present the operations of our fragrance business as a discontinued operation and, as such, are included in Income from discontinued operations on our consolidated statements of operations. No taxes were recorded for the fragrance business due to pre-tax losses and tax benefits being offset by deferred tax valuation allowances. Interest was not allocated to the discontinued operation as the divestiture of the fragrance business was on a debt-free basis. See Note 3 to our condensed consolidated financial statements included elsewhere in this document.

Restructuring

We began a restructuring program in the first quarter of 2007 (the “2007 Program”) aimed at streamlining operations to capitalize on operating efficiencies and to reduce overhead, thus reducing our overall cost base. The restructuring actions approved under the 2007 Program through September 30, 2007, include reductions in work force of approximately 235 employees, the closure of an Inserts production facility, the closure of a Direct Mail programming support facility and the vacating of a floor in our corporate office. Costs associated with approved restructuring actions under the 2007 Program are estimated to be $10.8 million, net of estimated sublease income of $4.0 million. Of these costs, $8.8 million of which were recorded in the nine months ended September 30, 2007. Restructuring actions under the 2007 Program are expected to be complete in the first quarter of 2008. Cost savings achieved in the nine months ended September 30, 2007 as a result of the 2007 Program were approximately $1.7 million, $1.3 million of which were staffing related with the remainder related to decreased facility costs. These savings impacted both the cost of production and the selling, general and administrative line items on our condensed consolidated statement of operations. Annual cost savings expected in future years as a result of the 2007 Program are estimated to be approximately $10.5 million, $9.1 million of which relate to expected staffing cost savings and $1.4 million related to facility costs savings. Annual cost savings related to restructuring actions that were undertaken in the third quarter are expected to yield approximately $8.1 million of savings, $6.9 million of which relate to expected staffing cost savings and the remainder related to facility cost savings.

We are continuously evaluating the need to implement restructuring programs to rationalize our costs and improve operating efficiency. It is likely that we will incur additional restructuring costs in 2007 and 2008 in an on-going effort to achieve these objectives.

In the quarter ended September 30, 2007, the Advertising Inserts segment recorded $1.4 million in severance costs, $1.3 million in facility closing costs and $2.8 million in asset-write downs, all of which related to the closure of an inserts production facility. The decision to close this inserts facility was made based on an analysis that was conducted to identify areas where the consolidation of operations could occur with minimal disruption to Vertis customers. As there are two Advertising Insert production facilities within close proximity to the facility that was closed, this decision allows for higher utilization of other Vertis presses in the region and lower overall costs, which should allow us to more effectively compete with our competitors in this industry. Advertising Inserts also recorded a $0.3 million asset write-down in the quarter related to the closure of a production facility that took place in 2006. Additionally, the Direct Mail segment recorded a $0.5 million of severance and related costs and $0.1 million in facility costs in the third quarter of 2007, and Corporate and Other recorded $0.1 million in facility closure costs.

In the nine months ended September 30, 2007, under the 2007 Program, the Advertising Inserts segment recorded $1.5 million in severance and related costs associated with the elimination of approximately 140 positions as well as $1.8 million in facility closure costs and $2.8 million in asset write-downs primarily related to the closure of an inserts production facility in the third quarter of 2007. Advertising Inserts also recorded $0.1 million in additional facility closure costs and $0.3 million in asset write-downs related to the closure of a production facility that took place in 2006. The Direct Mail segment recorded a $0.2 million reversal of previously recorded severance and related costs offset by $0.5 million of severance and related costs associated with the elimination of approximately 80 positions and

$0.7 million in facility costs, $0.4 million of which represents additional restructuring costs for the closure of a fulfillment facility in 2006 and the remainder of which represents costs associated with the closure of a direct mail programming support facility and an adjustment to the restructuring accrual to reflect the present value of the leases for closed Direct Mail facilities. Corporate and Other recorded $0.9 million in severance and related costs in 2007 associated with the elimination of seven positions, $0.3 million in facility closure costs, which primarily represent accretion expense, and $0.1 million in assets written off.

Included in the 2007 nine-month segment restructuring expense are approximately $0.2 million of severance costs related to the elimination of nine shared services positions and $0.7 million of facilities costs associated with the vacating of a floor in our corporate office, which have been allocated to the segments.

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

Included in the 2006 nine-month segment restructuring expense amounts above are $0.7 million of aggregate severance costs and $0.6 million of aggregate facilities costs allocated to the segments. The severance costs are related to the elimination of 29 shared services positions and the facilities costs represent accretion expense.

In connection with our restructuring actions discussed above, we recorded $6.6 million and $8.8 million of restructuring charges in the three and nine months ended September 30, 2007 and $3.1 million and $12.2 million in the three and nine months ended September 30, 2006, respectively. We expect to pay approximately $4.6 million of the accrued restructuring costs during the next year, and the remainder, approximately $3.5 million, by 2014. For more information about our restructuring charges, see Note 4 to our condensed consolidated financial statements.

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

Results Of Operations

The following table presents major components from our condensed consolidated statements of operations and condensed consolidated statements of cash flows:

					Percentage of Revenue		Percentage of Revenue
	Three months ended		Nine months ended		Three months ended		Nine months ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
	(in thousands)		(in thousands)

Revenue	$319,310	$352,228	$982,106	$1,051,570	100.0%	100.0%	100.0%	100.0%
Costs of production	253,711	280,826	788,276	830,947	79.5%	79.7%	80.3%	79.1%
Selling, general and administrative	33,622	36,277	107,061	105,228	10.5%	10.3%	10.9%	10.0%
Restructuring charges	6,626	3,114	8,827	12,181	2.1%	0.9%	0.8%	1.1%
Depreciation and amortization of intangibles	13,851	15,055	41,078	43,078	4.3%	4.3%	4.2%	4.1%
Total operating costs	307,810	335,272	945,242	991,434	96.4%	95.2%	96.2%	94.3%
Operating income	$11,500	$16,956	$36,864	$60,136	3.6%	4.8%	3.8%	5.7%

Other data:

Cash flows (used in) provided by operating activities	$(23,927)	$6,512	$2,298	$1,704
Cash flows (used in) provided by investing activities	(18,821)	28,598	(51,939)	(15,811)
Cash flows provided by (used in) financing activities	40,775	(30,368)	47,968	21,184
EBITDA	23,493	29,994	72,171	97,456	7.4%	8.5%	7.3%	9.3%

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Loss from continuing operations before cumulative effect of accounting change	$(24,641)	$(18,398)	$(69,568)	$(44,212)
Interest expense, net	34,144	33,502	100,369	98,614
Income tax expense	139	(165)	292	(24)
Depreciation and amortization of intangibles	13,851	15,055	41,078	43,078
EBITDA	$23,493	$29,994	$72,171	$97,456

Revenue

For the three months ended September 30, 2007, our consolidated revenue decreased $32.9 million, or 9.3%, from $352.2 million in 2006 to $319.3 million in 2007. For the nine months ended September 30, 2007, our consolidated revenue decreased $69.5 million, or 6.6%, from $1,051.6 million in 2006 to $982.1 million in 2007. Increases in revenue for our Direct Mail segment in both periods are offset by declines in Advertising Inserts revenue, of which approximately 73% and 72% are attributable to a decline in paper for the three and nine months ended September 30, 2007, respectively. See the “Segment Performance” section for further discussion.

Operating Expenses (Income)

For the three months ended September 30, 2007, our consolidated costs of production decreased $27.1 million, or 9.7%, from $280.8 million in 2006 to $253.7 million in 2007. For the nine months ended September 30, 2007, our consolidated costs of production decreased $42.6 million, or 5.1%, from $830.9 million in 2006 to $788.3 million in 2007. The decrease in costs of production in the third quarter is primarily due to decreases in paper and ink consumed, contract services, freight expense and operating supplies. Offsetting this third quarter decrease in costs of production are increases in other materials consumed, labor costs, and repairs and maintenance. For the nine months ended September 30, 2007, the decrease in our costs of production primarily relates to decreases in paper expense, contract services, utilities, freight expense and operating supplies. Offsetting these decreases are increases in ink and other materials consumed, labor costs, and repairs and maintenance.

Selling, general and administrative expenses decreased $2.7 million, or 7.4%, for the quarter ended September 30, 2007, from $36.3 million in 2006 to $33.6 million in 2007. For the nine months ended September 30, 2007, our selling, general and administrative expenses increased $1.9 million, or 1.8%, from $105.2 million in 2006 to $107.1 million in 2007. In the third quarter we incurred decreases in staffing costs and bad debt expense partially offset by an increase in professional fees. In the nine months ended September 30, 2007, increases in professional fees, travel and entertainment and staffing were the primary factors contributing to the increase in selling, general and administrative expenses. The year-to-date increase in selling, general and administrative costs reflect an overall company wide effort begun in the first quarter of 2007 toward lean and continuous improvement aimed at improved productivity and performance as well as upgrading our quality and customer service. Additionally, we are focusing on improving our sales organization by adding new sales resources.

Restructuring charges for the three months ended September 30, 2007 were $6.6 million as compared to $3.1 million in the comparable 2006 period. For the nine months ended September 30, 2007 and 2006, restructuring charges were $8.8 million and $12.2 million, respectively. See the “Restructuring” section for a detailed discussion of restructuring charges.

Loss from continuing operations before cumulative effect of accounting change

Loss from continuing operations was $24.6 million for the quarter ended September 30, 2007, an increase of $6.2 million compared to a loss of $18.4 million for the comparable 2006 period. For the nine months ended September 30, 2007 and 2006, loss from continuing operations before cumulative effect of accounting change was $69.6 million and $44.2 million, respectively, which denotes a $25.4 million increase in loss. These increases reflect the aforementioned changes in revenue and costs.

Segment Performance

Set forth below is a discussion of the performance of our business segments based on revenue and EBITDA, which is the measure reported to our chief operating decision maker for the purpose of making decisions about allocating resources to the segment and assessing performance of the segment. A tabular reconciliation of segment EBITDA to income (loss) from continuing operations before cumulative effect of accounting change, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information”, is contained in Note 9 to our condensed consolidated financial statements included elsewhere herein.

Advertising Inserts

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	Revenue	EBITDA	Revenue	EBITDA

2006	$252,491	$26,336	$736,046	$78,206

Increase (decrease):

Volume	(16,973)	(7,937)	(33,398)	(15,875)
Price/Mix (1)	4,811	4,811	9,865	9,865
Paper (2)	(33,530)		(59,254)
Variable Costs, rate adjusted (3)		(1,357)		(5,038)
Fixed Costs (4)		(3,150)		(7,219)
Selling, general and administrative (5)		1,471		(754)
Restructuring charges		(4,594)		(1,023)
Total change	(45,692)	(10,756)	(82,787)	(20,044)

2007	$206,799	$15,580	$653,259	$58,162

(1)         Includes product, customer and equipment mix.

(2)         See “Factors Affecting Comparability” section.

(3)         Primarily related to ink and labor costs offset by freight costs and contract services for both the three and nine months ended September 30, 2007.

(4)         Primarily related to increased staffing, maintenance and travel and entertainment expense for both the three and nine months ended September 30, 2006.

(5)         Decrease in third quarter selling, general and administrative expenses is primarily related to decreased staffing costs and telecommunications expense partially offset by increased professional fees and contract services. For the nine months ended September 30, 2007, increased staffing costs and professional fees are the main contributing factors in the increase in selling, general and administrative expense.

Advertising Inserts revenue decreased $45.7 million, or 18.1%, in the third quarter and $82.8 million, or 11.2%, in the nine months ended September 30, 2007 as compared to 2006. EBITDA decreased $10.8 million, or 40.8%, in the third quarter compared to the 2006 period, and $20.0 million, or 25.6%, in the nine months ended September 30, 2007 as compared to 2006.

The decline in Advertising Inserts volume is indicative of the trend by marketers toward multi-channel advertising campaigns, which leverage more than one type of medium in addition to advertising inserts as a means to expand their advertising coverage. In addition, 2007 volume, most notably in the first quarter, was negatively impacted by the previously disclosed less than optimal execution of certain 2006 cost reductions, reorganizations and order management changes, all resulting in certain customers seeking alternative suppliers.

With respect to price and mix, excess industry capacity continues to cause overall price pressure in 2007, as compared to 2006. However, the decline in price is more than offset by normal changes in product and customer mix.

Generally, the year-to-date cost increases noted above are the result of the overall company wide investment in lean and continuous improvement aimed at improved productivity and performance as well as upgrading our quality and customer service. Additionally, we have added resources to our sales organization with a focus on improved new business capture.

Direct Mail

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	Revenue	EBITDA	Revenue	EBITDA

2006	$75,182	$5,311	$237,106	$26,427

Increase (decrease) (1):

Volume	10,138	3,871	13,539	5,925
Price/Mix (2)	(610)	(610)	(138)	(138)
Paper (3)	3,715		1,922
Variable Costs, rate adjusted (4)		3,137		(1,671)
Fixed Costs (5)		(2,477)		(4,678)
Selling, general and administrative		(288)		(2,075	)(6)
Restructuring charges		662		784
Other (7)	13	(100)	6,070	(2,183)
Total change	13,256	4,195	21,393	(4,036)

2007	$88,438	$9,506	$258,499	$22,391

(1)         We changed our Direct Mail volume metrics in the second quarter of 2007 to more accurately reflect changes in product mix. The nine months ended September 30, 2007 revenue analysis has been updated to reflect this change.

(2)         Includes product, customer and equipment mix.

(3)         See “Factors Affecting Comparability” section.

(4)         Rate adjusted variable costs for the quarter ended September 30, 2007, were favorable compared to 2006 as variable costs did not increase proportionally compared to the increase in volume. For the nine months ended September 30, 2007, the variable cost rate was unfavorable compared to 2006 mainly due to an increase in direct labor per piece.

(5)         Primarily related to labor costs and repair and maintenance expenses in the quarter and nine months as well as professional fees in the nine month period.

(6)         Primarily related to an increase in salaries and related benefits due to year over year wage increases and new hires. Additionally, an increase in commissions due to higher sales, and travel and entertainment expenses contributed to the increase in selling general and administrative expenses.

(7)         Includes the change in revenue and EBITDA for USA Direct and our fulfillment and other businesses.

Direct Mail revenue increased $13.3 million, or 17.6%, in the third quarter and $21.4 million, or 9.0%, in the nine months ended September 30, 2007 as compared to 2006. EBITDA increased $4.2 million, or 79.0%, in the third quarter compared to the 2006 period, and declined $4.0 million, or 15.3%, in the nine months ended September 30, 2007 as compared to 2006.

The Direct Mail revenue and EBITDA amounts for the nine months ended September 30, 2006, include the operations of USA Direct from the date of acquisition, which was May 31, 2006. In addition to the impact of USA Direct, overall volume increased in the third quarter due to an increase in basic direct mail print jobs as well as jobs that require extra finishing tasks such as combining pieces into one mailing. The year-to-date volume increase was driven by an increase in jobs that are highly customized.

Proforma Direct Mail revenue and EBITDA, including the results of USA Direct as though the acquisition had taken place at the beginning of 2006, were $251.3 million and $27.4 million for the nine months ended September 30, 2006, respectively. Similar to the increases in costs we have incurred in Inserts, the year-to-date increase in costs at Direct Mail is generally the result of lean and continuous improvement activities aimed at improved productivity and performance as well as upgrading our quality, customer service and sales organization.

Corporate and Other

Corporate and Other revenue decreased $1.8 million, or 6.7%, when comparing $27.0 million for the quarter ended September 30, 2006 to $25.2 million for the quarter ended September 30, 2007. Revenue for the nine months ended September 30, 2007 was $74.1 million, a decrease of $11.4 million, or 13.3%, compared to revenue of $85.5 million for the comparable 2006 period. Premedia and Media Services accounted for $5.8 million and $3.8 million of the $11.4 million nine month decline, respectively.

The EBITDA loss at Corporate and Other was flat when comparing the quarter ended September 30, 2007 to 2006. Corporate and Other recognized an EBITDA Loss of $8.4 million for the nine months ended September 30, 2007, an increase in loss of $1.2 million, or 16.7%, compared to a $7.2 million EBITDA loss for the nine months ended September 30, 2006. This change is largely due to the decline in Premedia and Media Services revenue, discussed above, offset by lower costs of production and selling, general and administrative expenses at these business units, lower corporate costs and restructuring costs.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

At September 30, 2007, our total liquidity stood at $92.4 million, which includes $62.3 million availability under our Credit Facility, $26.0 million representing the unused portion of our accounts receivable facility which we could utilize to the extent we have eligible receivables to sell, and $4.1 million cash-on-hand. We obtained additional liquidity of $10.8 million in October 2007 through the sale of three of our Direct Mail facilities, consisting of two production facilities and one maintenance facility. We are leasing these facilities back under three separate lease agreements with varying lease terms. See Note 19 to our condensed consolidated financial statements for further discussion.

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

In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined in Note 10 to the condensed consolidated financial statements, is in excess of $180 million on a rolling twelve fiscal month basis. The agent is not required to obtain written consent when Compliance EBITDA on a rolling twelve fiscal month basis is less than $180 million. There were no reserves established by the agent against our availability in the nine months ended September 30, 2007.

The Credit Facility requires us to maintain Compliance EBITDA as set forth in the credit agreement. The Compliance EBITDA covenant at September 30, 2007, was $125 million on a trailing twelve-month basis. At September 30, 2007, our borrowing base was calculated to be $235.7 million and our trailing twelve-month Compliance EBITDA was $139.6 million. If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility. At September 30, 2007, we were in compliance with our debt covenants.

We have debt instruments that mature in December 2008 and during 2009 in the amounts of $169.0 million and $993.5 million respectively. In addition, our off-balance sheet accounts receivable facility matures in December 2008 (see “Off-Balance Sheet Arrangements”). There can be no assurance that our operations will generate sufficient cash flows or that we will always be able to refinance our current debt. In the event we are unable to obtain sufficient financing, we would pursue other sources of funding such as debt offerings by Vertis Holdings, equity offerings by us and/or Vertis Holdings or asset sales.

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

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of September 30, 2007 and the periods in which payments are due:

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years	Other
(In thousands)
Long-term debt	$1,162,476		$1,162,476
Interest payments (1)	218,291	$124,478	93,813
Operating leases (2)	98,600	24,483	37,555	$24,847	$11,715
Restructuring payments (3)	2,977	2,457	520
Pension payments (4)	23,767	2,770	5,562	5,191	10,244
Income tax contingencies (5)	1,040					$1,040
Total contractual cash obligations	$1,507,151	$154,188	$1,299,926	$30,038	$21,959	$1,040

(1)         Interest payments include an estimate of interest owed under our Credit Facility, for which the interest rates fluctuate. The balance of the Credit Facility at September 30, 2007, consisted of an $119.0 million revolving credit facility and a $50.0 million term loan. The interest payments under the Credit Facility were calculated using the weighted-average interest rate at September 30, 2007, which was 8.3% on the revolving credit facility and 10.1% on the term loan. For further discussion, see Note 10 to the condensed consolidated financial statements included in this report.

(2)         On October 1, 2007, we entered into a sale-leaseback transaction whereby we are leasing three Direct Mail facilities under separate lease agreements. These leases range in terms from six months to ten years. The total amount of lease payments under these agreements is $6.2 million, which is not included in the Operating leases amounts above. See Note 19 to our condensed consolidated financial statements for further discussion.

(3)         Restructuring payments exclude lease payments associated with facilities exited under a restructuring plan as these costs are included in the Operating lease amounts above.

(4)         Pension amounts represent the estimated future benefit payments under our non-qualified defined benefit plans and estimated contributions related to our qualified defined benefit plans.

(5)         The timing of future cash flows from income tax contingencies cannot be reasonably estimated therefore they are reflected in the Other column. See Note 16 to our condensed consolidated financial statements for further discussion of these contingencies.

As of September 30, 2007, we do not have any contracts requiring us to purchase any specified minimum quantities. Therefore, we do not have any purchase obligations that require disclosure in the table above.

Debt Financing

Our Credit Facility, which matures on December 22, 2008, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary covenants. In addition, the Credit Facility requires us to maintain Compliance EBITDA as set forth under the credit agreement. The Compliance EBITDA covenant at September 30, 2007, was $125 million on a trailing twelve-month basis. At September 30, 2007, our trailing twelve-month Compliance EBITDA as calculated under the credit agreement was $139.6 million. If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility. At September 30, 2007, we were in compliance with our debt covenants.

While we currently expect to be in compliance in future periods, there can be no assurance that these financial covenants will continue to be met. Based upon the latest projections for the next twelve months, we believe we will be in compliance in the current year. For further information on our long-term debt, see Note 10 to the condensed consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

We are party to a three-year agreement, terminating in December 2008 (the “A/R Facility”), to sell substantially all trade accounts receivable generated by our U.S. subsidiaries through the issuance of $130.0 million variable rate trade receivable backed notes.

Under the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $0.9 million in both the three and nine months ended September 30, 2007 and 2006. These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections. Additional deductions may be made if we fail to maintain a consolidated Compliance EBITDA of at least $180 million for any rolling four fiscal quarter period. In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $125 million. There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility. As of September 30, 2007, we are in compliance with all targets and covenants under the A/R Facility. Additionally, there were no reserves established against our availability in the nine months ended September 30, 2007.

At September 30, 2007 and December 31, 2006, accounts receivable of $104.0 million and $130.0 million had been sold under the A/R Facility, respectively, and as such are excluded from accounts receivable on our condensed consolidated balance sheet included elsewhere in this document. At September 30, 2007 and December 31, 2006, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $48.3 million and $92.3 million, which is included in Accounts receivable, net, on the condensed consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,223.6 million and $1,237.0 million in the nine months ended September 30, 2007 and 2006, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points. We also pay an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances. The loss on sale, which approximated the fees, totaled $5.1 million and

$4.7 million in the nine months ended September 30, 2007 and 2006, respectively, and is included in Other, net, in our condensed consolidated statement of operations included elsewhere in this document.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

Our current liabilities exceeded current assets by $52.0 million at September 30, 2007 and by $40.5 million at December 31, 2006. This represents a decrease in working capital of $11.5 million for the nine months ended September 30, 2007. The excess of current liabilities over current assets reflects the impact of accounts receivable sold under the A/R Facility. We use the proceeds from those accounts receivable sales to reduce long-term borrowings under our revolving credit facility. After the sale of all trade accounts receivable, however, we still retain an interest in the receivables in the form of over-collateralization and cash reserve accounts, and we have been contracted to service the receivables. Therefore, if we add back the accounts receivable of $104.0 million and $130.0 million sold under the A/R Facility as of September 30, 2007 and December 31, 2006, respectively, and reflect the offsetting increase in long-term debt as if the A/R Facility were not in place, our working capital at September 30, 2007 and December 31, 2006 would have been $52.0 million and $89.5 million, respectively. The ratio of current assets to current liabilities as of September 30, 2007 was 0.78 to 1 (1.22 to 1, excluding the impact of the A/R Facility) compared to 0.85 to 1 as of December 31, 2006 (1.34 to 1, excluding the impact of the A/R Facility).

In the nine months ended September 30, 2007, cash provided by working capital, adjusted for acquisitions and divestitures, was $9.9 million. This was an increase of $17.7 million compared to cash used for working capital in the nine months ended September 30, 2006. The 2007 increase was primarily driven by the timing of receivable collections, most notably in our Media Services business.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash from continuing operating activities decreased $0.6 million from the nine months ended September 30, 2006. This decrease is primarily the result of changes in the timing of the collection of receivables.

Cash Flows from Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2007 increased by $36.1 million from the comparable 2006 level. This increase was primarily due to the sale of our fragrance business in September 2006, from which proceeds of $39.4 million were received, and a $17.0 million increase in capital spending in 2007. Offsetting these increases in cash used in the first nine months of 2007 is a $20.8 million decrease related to the acquisition of USA Direct in the second quarter of 2006, which represented a $21.0 million use of cash in the prior year. We estimate our capital spending for the full year 2007 to be between $60 million and $63 million as we continue to invest in our business.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2007 increased by $26.8 million from the comparable 2006 period. This change primarily relates to a $27.0 million fluctuation in the amount of outstanding checks drawn on controlled disbursement accounts, which is primarily due to timing differences.

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

Quantitative Information

At September 30, 2007, 14.6% of our long-term debt held a variable interest rate.

Based on a hypothetical 10% increase in interest rates, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended September 30, 2007 by approximately $2.0 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all other factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at September 30, 2007 and does not provide for changes in borrowings that may occur in the future.

Item 4. CONTROLS AND PROCEDURES

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. No significant changes were made in our internal controls over financial reporting during the quarter ended September 30, 2007, that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Certain claims, suits and complaints (including those involving environmental matters) which arise in the ordinary course of our business have been filed or are pending against us. We believe, based upon the currently available information, that the results of such proceedings, individually, or in the aggregate would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

Item 6. EXHIBITS

Exhibit 31.1	Certification of Michael T. DuBose, Chairman and Chief Executive Officer, dated November 14, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Barry C. Kohn, Chief Financial Officer, dated November 14, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.

/s/ Michael T. DuBose

Michael T. DuBose
Chairman and Chief Executive Officer

/s/ Barry C. Kohn

Barry C. Kohn
Chief Financial Officer

Date: November 14, 2007

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Michael T. DuBose, Chairman and Chief Executive Officer, dated November 14, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Barry C. Kohn, Chief Financial Officer, dated November 14, 2007, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.