Form 10-K
period 2007-12-31
VERTIS INC
filed 2008-04-01
CIK 1178717

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares outstanding of Registrant's common stock as of March 31, 2008 was 1,000 shares.

         Documents Incorporated By Reference: None

VERTIS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

CAUTIONARY STATEMENTS

        We have included in this Annual Report on Form 10-K, and from time to time our management may make statements which may constitute "forward-looking statements". You may find discussions containing such forward-looking statements in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this Annual Report generally. In addition, when used in this Annual Report, the words "believes," "anticipates," "expects," "estimates," "plans," "projects," "intends" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to, those discussed under "Risk Factors," as well as:

  •
  our ability to refinance our existing indebtedness, obtain new financing and/or effect a strategic acquisition or merger to continue as a going concern;
  •
  general economic and business conditions;
  •
  our financial condition and liquidity and our leverage and debt service obligations;
  •
  changes in the advertising, marketing, printing and information services markets;
  •
  the financial condition of our customers;
  •
  our ability to execute key strategies;
  •
  our ability to realize expected cost savings from restructuring activities;
  •
  the level of capital resources required for our operations;
  •
  actions by our competitors;
  •
  the effects of supplier price fluctuations on our operations, including fluctuations in the price of raw materials we use;
  •
  downgrades in our credit ratings;
  •
  changes in interest rates;
  •
  changes in the legal and regulatory environment;
  •
  the demand for our products and services;
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

PART I

ITEM 1    BUSINESS

Overview

        Vertis, Inc. is one of the leading printers of advertising inserts, newspaper products and direct mail services in the United States. Our world-class consulting, creative, research, direct mail, media, technology and printing services provide our customers with deep product and service offerings. We offer our clients insert advertising, direct mail production and distribution, and premedia services. By offering an extensive list of solutions across a broad spectrum of media, we enable our clients to reach target customers with the most effective message. Customers may employ these services individually or on a combined basis to create an integrated end-to-end targeted marketing solution.

        Vertis has built a strong and longstanding customer base over time by providing high quality, on-time and consistent solutions through its extensive network. For over three decades, we have provided complex solutions to some of the world's largest companies, including many of today's Fortune 500 companies. Our clients include grocery stores, drug stores and other retail chains, general merchandise producers and manufacturers, financial and insurance service providers, newspapers, and advertising agencies. We believe that the diversity of our client base limits our reliance on any individual customer. Our top ten customers in 2007 accounted for 33.4% of our revenue, and no customer accounted for more than 8.2% of our revenue. We have longstanding relationships with our customers as evidenced by the average length of our relationships with our ten largest customers, which is over 15 years tenure with us.

        Vertis, Inc. is a Delaware corporation incorporated in 1993. In 2007, Vertis had approximately $1.4 billion of revenue and 5,800 employees in North America. Our principal executive offices are located at 250 West Pratt Street, Baltimore, Maryland 21201. Our Internet address is www.vertisinc.com. Although we are not subject to the information requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we file annual, quarterly and special reports and other information with the Securities and Exchange Commission, or SEC, pursuant to certain contractual obligations. Our filings are available to the public at the SEC's website at www.sec.gov and also at our website, under "investor relations", at the internet address shown above. You may read and copy any documents we file with the SEC at its public reference facility in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference facilities.

        In this Annual Report, when we use the terms "Vertis," "we," "our," and the "Company," we mean Vertis, Inc. and its consolidated subsidiaries. The words "Vertis Holdings" refer to Vertis Holdings, Inc., the parent company of Vertis and its sole stockholder.

Business Segments

        We operate through two reportable business segments based on the way management views and manages the Company. These business segments are Advertising Inserts and Direct Mail. Advertising Inserts provides a full product line of printed targeted advertising products inserted primarily into newspapers. Direct Mail provides personalized direct mail and marketing products. In addition, we also provide premedia and related services ("Premedia") as well as media planning and placement services ("Media Services"). Premedia and Media Services are included in "Corporate and Other" within this Annual Report, together with corporate costs incurred by the Company.

        Financial and other information relating to our business segments for each of 2007, 2006 and 2005 can be found in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 21, "Segment Information", to our consolidated financial statements included in this Annual Report.

Advertising Inserts

        General.    Advertising Inserts provides a full array of targeted advertising insert products and services. Our products and services include:

  •
  targetable advertising insert programs for retailers and manufacturers;
  •
  newspaper products (TV magazines, Sunday magazines, color comics and special supplements); and
  •
  consumer research.

        We are a leading provider of advertising inserts, newspaper TV listing guides and Sunday comics in the United States. In 2007, we produced more than 31 billion advertising inserts. Advertising inserts are typically produced in color and on better quality paper than run-of-press newspaper advertisements. In addition, advertising inserts allow marketers to vary layout, artwork, design, trim size, paper type, color and format. Different versions of the same advertising program may be targeted by newspaper zones and by specific customer demographics. We provide 74 of the top 100 Sunday newspapers in the United States with circulation-building newspaper products and services through production of comics, TV listing guides, Sunday supplements and special sections. In 2007, we produced 1.3 billion Sunday comics, and approximately 242 million TV listing guides.

        Revenue and Customers.    Total Advertising Insert revenue for 2007 accounted for 66.7% of Vertis' total 2007 revenue. Advertising Inserts employs sales representatives to market this segment's specific products and services. Our customers in the advertising inserts space include grocery stores, drug stores, other retailers, newspapers, and consumer goods manufacturers. Our advertising insert products are distributed in national and local newspapers and, depending on their target audience, through various complementary forms of distribution including mail, door to door and in-store circulation. Advertising Insert's ten largest customers accounted for approximately 48.8% of the segment's 2007 revenue and the largest customer accounted for approximately 12% of the Advertising Insert's 2007 revenue. We have established and maintained long-standing customer relationships with our major customers.

Direct Mail

        General.    Direct Mail provides a full array of targeted direct marketing products and services. Our products and services include:

  •
  highly customized one-to-one marketing programs;
  •
  direct mail production with varying levels of personalization;
  •
  data design, collection and management to identify target audiences;
  •
  mailing management services;
  •
  automated digital fulfillment services;
  •
  effectiveness measurement; and
  •
  response management, warehousing and fulfillment services.

        We are one of the largest providers of highly customized direct mail, one-to-one marketing programs, mailing management services, automated digital fulfillment and specialty advertising products in the United States. We derive the majority of our revenues from the design, production, and execution of personalized advertising mailings rather than traditional, broad-based direct mailings. Personalized direct mail enables consumer goods retailers and other marketers to communicate with their customers on an individual-by-individual basis, an approach that provides higher response rates than broad, non-personalized mailings.

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

        Revenue and Customers.    Total Direct Mail revenue for 2007 accounted for 26.4% of Vertis' total 2007 revenue. Direct Mail employs sales representatives to market this segment's specific products and services. Our customers include consumer goods manufacturers, financial institutions, Internet advertisers, not-for-profit organizations, retailers and government agencies. While a majority of our sales are made directly to clients, we also sell our products and services through agencies and brokers. Direct Mail's ten largest customers accounted for approximately 42.5% of the segment's 2007 revenue and the largest customer accounted for approximately 6.2% of Direct Mail's 2007 revenue. We have established and maintained long-standing customer relationships with our major customers.

Corporate and Other

        General.    Corporate and Other consists of a broad range of Premedia, Media Services and other technologies to assist clients with their advertising campaigns, including:

  •
  digital content management;
  •
  graphic design and animation;
  •
  digital photography, compositing and retouching;
  •
  in-store displays, billboards and building wraps;
  •
  consulting services;
  •
  newspaper advertising development; and
  •
  media planning and placement and software solutions.

        We are a leading provider of digital media production and content management solutions to retailers, consumer and commercial products companies and advertising agencies. Our services and technologies enable clients to more efficiently create, produce and manage traditional print and advertising content. Additionally, our Media Services division is designed to support our targeted capabilities and marketing efforts. Corporate and Other employs sales representatives devoted to these specific products and services. Additionally, Corporate and Other includes corporate costs incurred by the Company.

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

Raw Materials

        In 2007, we spent approximately $510 million on raw materials. The primary raw materials required in our operations are paper and ink. We also use other raw materials, such as chemicals, computer supplies and proofing materials. We believe that there are adequate sources of supply for our primary raw materials and that our relationships with our suppliers yield improved quality, pricing and overall service to our customers; however, there can be no assurance that we will not be adversely affected by a tight market for our primary raw materials. In recent years, the number of suppliers of paper has declined, and we have formed stronger commercial relationships with selected suppliers, allowing us to achieve more assured sourcing of high quality paper that meets our specifications.

        The cost of paper is a principal factor in our overall pricing to our customers. As a result, changes in paper costs or in the proportion of paper supplied by our customers may have a significant impact on our reported sales, as we generally pass through to our customers increases or decreases in the cost of paper in the price of our printed products.

Competition

        The principal methods of competition in our businesses are pricing, quality, flexibility, customer targeting capabilities, breadth of service, timeliness of delivery, customer service and other value-added services. Pricing depends in large part on the price of paper, which is our major raw material (see "Raw Materials" above). Pricing is also influenced by product type, shipping costs, operating efficiencies and the ability to control costs. We believe that the introduction of new technologies, continued excess capacity in this industry, consolidation in our customers' markets as well as our own, and softness in traditional brand advertising spending, combined with the cost pressures facing customers resulting from other factors, including the cost of paper, have resulted in margin pressures and increased competition in our core businesses. We expect this trend to continue for the near-term.

        Our major competitors in North America include R.R. Donnelley & Sons Company, Quebecor World, Inc. and American Color Graphics. In addition, we compete with other marketing service providers such as Valassis Communications, Inc., Harte-Hankes, Inc., Acxiom Corporation, Experian, Inc., and Schawk, Inc. We also compete for advertising dollars with regional and local printers as well as television, radio, Internet and other forms of electronic media.

Trade Names, Trademarks and Patents

        We own certain trade names, trademarks and patents used in our business. The loss of any such trade name, other than "Vertis", or any trademark or patent would not have a material adverse effect on our consolidated financial condition or results of operations.

Governmental Regulations

        Our business is subject to a variety of federal, state and local laws, rules and regulations. Our production facilities are governed by laws and regulations relating to workplace safety and worker health, primarily the Occupational Safety and Health Act ("OSHA") and the regulations promulgated thereunder. Additionally, the federal and state legislatures have passed a variety of laws in recent years relating to direct marketing and related areas. Except as described herein, we are not aware of any pending legislation that in our view is likely to affect significantly the operations of our business. We believe that our operations comply substantially with all applicable governmental rules and regulations.

Environmental Matters

        Our operations are subject to a number of federal, state, local and foreign environmental laws and regulations including those regarding the discharge, emission, storage, treatment, handling and disposal of hazardous or toxic substances as well as remediation of contaminated soil and groundwater. While these laws and regulations could impose significant capital and operating costs on our business and there are significant penalties for violations, these costs currently are not material.

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

        The Comprehensive Environmental Response, Compensation & Liability Act of 1980, as amended ("CERCLA"), provides for strict, and under certain circumstances, joint and several liability, for among other things, generators of hazardous substances disposed of at contaminated sites. We have received requests for information or notifications of potential liability from the Environmental Protection Agency under CERCLA for a few off-site locations. We have not incurred any significant costs relating to these matters and we do not believe that we will incur material costs in the future in responding to conditions at these sites.

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

Employees

        As of December 31, 2007, we had approximately 5,800 employees. Most of the hourly employees at our North Brunswick and Newark, New Jersey facilities (approximately 138 employees) are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied-Industrial, and Service Workers International Union. We believe we have satisfactory employee and labor relations.

ITEM 1A    RISK FACTORS

Our highly leveraged status may impair our financial condition and we may incur additional debt.

        As of December 31, 2007, our total consolidated debt was $1.2 billion. Our substantial debt could have important consequences for our financial condition, including:

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

        The indentures governing our debt instruments, subject to specified limitations, permit us and our subsidiaries to incur additional debt. In addition, as of December 31, 2007, our senior credit facility would permit us to borrow up to an additional $52.6 million. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we and they now face could intensify.

There is substantial doubt about our ability to continue as a going concern.

        We are highly leveraged with a history of recording net losses, mainly due to large interest payments on our long-term debt. Additionally, our primary sources of financing, our senior credit facility and our accounts receivable securitization facility, both mature in December 2008. We will not have sufficient liquidity to make the principal payment on our senior credit facility upon the maturity date unless we are able to refinance or replace our existing indebtedness. Our ability to continue as a going concern beyond this maturity date is dependent upon our ability to refinance our senior credit facility and our accounts receivable securitization facility or obtain alternate financing. We have initiated conversations with our debtholders to explore restructuring opportunities and have retained consultants to help us effectuate a restructuring plan, should we choose to do so. We are exploring several other financing alternatives in addition to amending our senior credit facility and our accounts receivable securitization facility, however, we cannot assure you that we will be able to amend these facilities or successfully obtain alternative financing. The refinancing of these facilities will likely require an agreement with our noteholders.

Servicing our debt, including the refinancing of our existing debt, will require a significant amount of cash, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.

        Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive and other factors that are beyond our control. We have debt instruments that mature in 2008 and 2009 in the amounts of $165.5 million and $993.5 million, respectively. See "Contractual Obligations" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, included elsewhere in this Annual Report, for a summary of our contractual obligations over the next five years. We cannot assure you that our business will continue to generate cash flow at or above current levels. If we are unable to generate sufficient cash flows from operations in the future to service our debt, we will have to refinance all or a portion of our existing debt or obtain additional financing. We are exploring various alternatives, including refinancing our senior credit facility, obtaining new financing, and/or effectuating a strategic acquisition or merger. Specifically, management has engaged in discussions with debtholders on the terms of a debt exchange, which would restructure a portion of our debt and provide us with increased liquidity. As an option, a debt exchange may be accomplished on a negotiated basis with our lenders through a pre-packaged or pre-arranged bankruptcy restructuring plan. Additionally, we have engaged in discussions with our lenders regarding amendments to or replacement of the senior credit facility and our accounts receivable securitization facility. We cannot assure you that any debt restructuring or refinancing will be possible or that any additional financing could be obtained, thus the Company is considering all available options. The inability to obtain additional financing could materially impact our ability to meet our future debt service, capital expenditure and working capital requirements.

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
  •
  create liens on our assets.

        In addition, our senior credit facility requires us to maintain a minimum Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") amount of $125 million, as calculated per the credit agreement. Also, as is customary in asset-based agreements, there is a provision for the credit facility agent (the "Agent"), in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The Agent's right to alter existing reserves requires written consent from the borrowers when our minimum EBITDA, as calculated per the credit agreement, is in excess of $180 million on a quarterly trailing twelve-month basis. The Agent is not required to obtain written consent when our minimum EBITDA on a quarterly trailing twelve-month basis is less than $180 million. Our trailing twelve-month EBITDA as calculated under the credit agreement was $131.9 million at December 31, 2007. There were no reserves established by the Agent that would impair our ability to borrow from our senior credit facility in 2007. For more information about the restrictions and requirements under our senior credit facility, see Note 11 "Long-Term Debt" to our consolidated financial statements included elsewhere in this Annual Report and "Liquidity and Capital Resources" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet the minimum EBITDA test. We cannot assure you that we will meet this test or that the lenders will waive any failure to meet this test. A breach of any of these covenants would result in a default under our indentures and debt agreements. All of our debt instruments have customary cross-default provisions, including cross-default provisions for failure to pay principal or interest as required. If an event of default under our debt instruments occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable and the lenders under our senior credit facility and our accounts receivable securitization facility could terminate advances to us. In that event, we might not have sufficient assets to pay amounts due on our outstanding debt.

The high level of competition in the advertising and marketing services industry could have a negative impact on our ability to service debt, particularly in a prolonged economic downturn.

        The advertising and marketing services industry is highly competitive in most product categories and geographic regions. Competition is largely based on price, quality and servicing the specialized needs of customers. Moreover, rapid changes in information technology may result in more intense competition, as existing and new entrants seek to take advantage of new products, services and technologies that could render our products, services and technologies less competitive or, in some instances, even obsolete. See "Competition" in the "Business" section. Technological advances in digital transmission of data and advertising creation have resulted in the in-house production of advertising content by certain end-users which has had a negative impact on our profitability. In addition, our industry has experienced competitive pricing pressure due to industry over-capacity which affects the margin on our advertising insert and direct mail products. The competitive pricing pressures have resulted in a decline in our margins. In addition, changes in product and equipment mix can have an impact on margins.

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

The development of the Internet has had, and may continue to have, a significant impact on the printing business.

        Over time newspaper circulation, print advertising, and the use of premedia services has been impacted by technology. Decline in newspaper circulation due to the Internet has had a significant impact on circulation and subscription rates. Print advertising has been impacted by the Internet and other competing forms of digital media, such as e-mail, and is expected to continue. Continued decline in newspaper circulation would be likely to adversely affect our results of operations.

Changes in the cost of paper could have a negative impact on our ability to service our indebtedness.

        An increase in the cost of paper, a key raw material in our operations, may reduce our production volume and profits. If we are not able to pass paper cost increases to our customers or if our customers reduce the size of their print advertising programs, our sales and profitability could be negatively affected. A decline in volume may decrease our cash flow, and make it difficult for us to service our level of debt.

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

The expiration of contractual relationships may have a significant effect on Vertis' revenues

        While we typically enter into multi-year contracts with our customers to provide for printing advertising, direct mailing, and premedia services, there is no assurance that contracts coming to expiration will be renewed on favorable terms or at all. The expiration or other termination of those contracts could have a significant impact on our revenue. We cannot assure you that our customers will renew, extend the term of those contracts or enter into new contracts with us when the terms of such contracts expire.

We have a history of net losses and negative cash flows that may continue into the foreseeable future

        We have a history of net losses and negative cash flows, primarily due to our highly leveraged status and the large interest payments we are required to make under our debt agreements, which reduce the operating income we have achieved. If we fail to execute our strategy to achieve and maintain profitability in the future, it could adversely affect our ability to meet the financial covenants contained in our credit facility agreement with the financial institutions and to meet our debt service. Further, if we continue to incur net losses and negative cash flow, we may have to implement significant cost cutting measures, in addition to those measures taken in 2007 and the first two months of 2008, which could include a substantial reduction in work force, location closures, and/or the sale or disposition of certain subsidiaries. We cannot assure you that any of the cost cutting measures we implement will be effective or result in profitability or positive cash flow. To achieve profitability, we will also need to increase our revenue base, reduce our cost structure and realize economies of scale.

Regulations and government actions on direct marketing may affect us.

        Federal and state legislatures have passed a variety of laws in recent years relating to direct marketing and related areas. This and similar future legislation, as well as other government actions, could negatively affect direct marketing activities by imposing restrictions on telemarketing and on advertising in certain industries such as tobacco and sweepstakes, increasing the postal rate and tightening privacy regulations. Therefore, this might have a substantial impact on our direct mail services, which represent approximately 26% of our consolidated revenues for the twelve months ended December 31, 2007, as we and our customers adjust our behaviors in response to such legislation and government actions.

We rely on key management personnel.

        Our success will depend, in part, on the efforts of our executive officers and other key employees, including Mr. Michael DuBose and Mr. Barry Kohn. Mr. DuBose was appointed chairman and chief executive officer of the Company in November 2006 and Mr. Kohn has been serving as the Company's chief financial officer since May 2007. We believe Mr. DuBose and Mr. Kohn provide us with the leadership skills and prior experience that will greatly benefit us, as well as our customers and employees. The market for qualified personnel is competitive and our future success will depend upon, among other factors, our ability to attract and retain key personnel. The loss of the services of any of our key management personnel or the failure to attract and retain employees could have a material adverse effect on our results of operations and financial condition due to disruptions in leadership and continuity of our business relationships.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2    PROPERTIES

Executive Offices

        Our principal executive offices are located at 250 West Pratt Street, Baltimore, Maryland, and comprise approximately 33,767 square feet of leased space, pursuant to a lease agreement expiring on August 31, 2014. We also lease an additional 18,237 square feet under this lease agreement, which are being sub-leased through August 31, 2014.

Production Facilities

        As of December 31, 2007, we owned 11 and leased 28 production facilities, with an aggregate area of approximately 3,500,000 square feet. The leased production facilities have lease terms expiring at various times from 2008 to 2017. We believe that our facilities are suitable and adequate for our business. We continually evaluate our facilities to ensure they are consistent with our operational needs and business strategy. A summary of production facilities is set forth in the table below:

Locations	Square Footage	Lease Term Expiration
Advertising Inserts Locations
Atlanta, GA(1)	94,700	Fee Ownership
Charlotte, NC.	105,700	April 30, 2013
City of Industry, CA(2)	103,000	September 30, 2011
Columbus, OH	141,185	December 31, 2014
Dallas, TX	50,400	September 30, 2012
East Longmeadow, MA.	159,241	February 2, 2016
Elk Grove Village, IL.	80,665	August 31, 2012
Greenville, MI	130,000	Fee Ownership
Lenexa, KS	89,403	Fee Ownership
Manassas, VA	108,120	May 31, 2014
Niles, MI(2)	90,000	Fee Ownership
Pomona, CA	144,542	May 31, 2011
Portland, OR	125,250	November 30, 2012
Riverside, CA	112,500	Fee Ownership
Sacramento, CA	57,483	Fee Ownership
Salt Lake City, UT	103,600	June 14, 2009
San Antonio, TX.	67,900	Fee Ownership
San Leandro, CA(3)	143,852	November 30, 2014
Saugerties, NY.	209,000	Fee Ownership
Tampa, FL.	72,418	December 31, 2008
Direct Mail Locations
Bristol, PA.	123,000	Fee Ownership
Chalfont, PA	347,076	Fee Ownership
Chicago, IL	38,302	July 31, 2009
Irvine, CA	28,000	September 30, 2009
Monroe Township, NJ	57,987	June 30, 2012
Newark, NJ	48,692	December 31, 2012
Newark, NJ	23,000	Fee Ownership
North Brunswick, NJ	119,266	October 31, 2017
York, PA	203,133	December 31, 2012

Other Locations
Chicago, IL(4)	52,024	May 31, 2011
Earth City, MO	23,023	June 30, 2012
Harrison, NJ(5)	32,538	May 31, 2010
Houston, TX	14,670	May 31, 2009
Irving, TX	91,649	October 31, 2012
Minneapolis, MN(5)	12,577	March 31, 2009
North Haven, CT	31,600	December 27, 2012
Richmond, VA(5).	4,600	June 30, 2009
San Antonio, TX.	26,227	April 30, 2011
San Antonio, TX.	6,311	May 31, 2012

(1)
Comprised of two adjacent facilities.

(2)
Idle.

(3)
In February 2008, we announced a plan to close this facility. This facility is expected to be idle as of the third quarter of 2008.

(4)
27,552 square feet are subleased to another party with the remaining square footage idle.

(5)
Subleased to another party.

Sales Offices and Other Facilities

        We maintain a large number of facilities for use as warehouses, sales offices and other administrative purposes. All of the sales offices and other facilities are leased, with lease terms expiring at various times from 2008 to 2010.

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

ITEM 4    SUBMISSION OF VOTE TO SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Vertis is a wholly-owned subsidiary of Vertis Holdings. There is no established public trading market for Vertis Holdings' common stock. As of January 31, 2008, there were approximately 74 shareholders of Vertis Holdings' common stock and an additional 31 shareholders of Vertis Holdings' common stock subject to restriction. We did not make any dividend payments in 2006 and 2007. We do not intend to pay any dividends except for those necessary for the normal operating expenses of Vertis Holdings, but reserve the right to do so. Our debt instruments contain customary covenants imposing certain limitations on the payment of dividends or other distributions.

ITEM 6    SELECTED FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data for Vertis and its subsidiaries as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. The historical data as of December 31, 2007 and 2006 and for the three-year period ended December 31, 2007 has been derived from our audited consolidated financial statements included elsewhere in this Annual Report. The historical data as of December 31, 2005, 2004 and 2003, and for the two-year period ended December 31, 2004 has been derived from our audited consolidated financial statements not included herein. We sold our fragrance business in 2006 and our subsidiaries in Europe (the "European Subsidiaries") in 2005. The table below presents the operating results of our fragrance business and European Subsidiaries as discontinued operations for all applicable periods.

        EBITDA is included in this Annual Report as it is the primary measure we use to evaluate our performance. EBITDA, as we use it for this purpose, represents income (loss) from continuing operations before cumulative effect of accounting change, plus:

  •
  interest expense (net of interest income);
  •
  income tax expense (benefit); and
  •
  depreciation and amortization of intangibles.

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

        You should read the following selected historical consolidated financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the related historical consolidated financial statements and notes included elsewhere in this Annual Report.

Year ended December 31,
2007	2006	2005	2004	2003
(in thousands)
Operating data:
Revenue	$1,365,154	$1,468,661	$1,470,088	$1,474,359	$1,410,306
Goodwill impairment	246,527
Operating (loss) income	(183,777)	(1)	90,564	(2)	100,163	(3)	109,518	(4)	79,730	(5)
Interest expense, net(6)	134,644	131,023	128,821	132,809	136,557
Loss from continuing operations before income tax expense (benefit) and cumulative effect of accounting change	(326,106)	(47,796)	(36,311)	(70,976)	(51,068)
Loss from continuing operations before cumulative effect of accounting change	(326,494)	(47,795)	(28,241)	(4,923)	(99,502)
(Loss) gain from discontinued operations, net(7)	(251)	21,600	(8)	(143,389)	(9)	(6,210)	3,577
Cumulative effect of accounting change, net	(1,600)	(10)	—	—
Net loss	(326,745)	(26,195)	(173,230)	(11,133)	(95,925)
Balance sheet data (at year end):
Working capital(11)	$(217,701)	(12)	$(40,527)	$(74,064)	$(72,738)	$(60,857)
Net property, plant and equipment	328,026	330,039	336,248	358,872	380,503
Total assets(11)	528,166	844,686	872,639	1,049,795	1,147,498
Long-term debt (including current portion)	1,152,572	1,096,041	1,049,059	1,024,035	1,051,917
Accumulated deficit	(1,279,960)	(953,090)	(926,895)	(753,661)	(742,512)
Other stockholder's equity	404,877	403,007	401,017	405,101	400,314
Total stockholder's deficit	(875,083)	(550,083)	(525,878)	(348,560)	(342,198)
Other data:
Capital expenditures	$65,217	$48,985	$42,197	$45,636	$40,195
Cash flows provided by operating activities	17,496	11,690	5,693	47,545	89,046
Cash flows used in investing activities	(53,153)	(28,146)	(43,765)	(18,992)	(40,903)
Cash flows provided by (used in) financing activities	36,050	20,307	39,332	(29,608)	(53,176)
EBITDA(13)	(134,106)	142,015	155,339	127,263	158,222
Dividends to parent	—	—	4	15	—
Ratio of earnings to fixed charges	—	(14)	—	(14)	—	(14)	—	(14)	—	(14)

(1)
Includes a $246.5 million non-cash impairment charge to reflect the impairment of goodwill in each of the Company's reporting units (see Note 5 to our consolidated financial statements included elsewhere in this annual report for a more detailed discussion) and $10.9 million of restructuring expenses.

(2)
Includes $16.0 million of restructuring expenses.

(3)
Includes $17.1 million of restructuring expenses.

(4)
Includes $4.5 million of restructuring expenses.

(5)
Includes $14.6 million of restructuring expenses.

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

(10)
Effective December 31, 2005, we adopted FIN 47 "Accounting for Conditional Asset Retirement Obligations". FIN 47 requires that companies recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Upon adoption of FIN 47, we estimated and accrued for the cost to retire our leasehold improvements based on the present value of these costs. As a result of the adoption, we recorded a cumulative effect of accounting change of $1.6 million for the year ended December 31, 2005.

(11)
We are a party to an agreement to sell certain trade accounts receivable of certain of our subsidiaries (see Note 7 to our consolidated financial statements for a more detailed discussion). The agreement allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables. We sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary, however, we maintain an interest in the receivables and are still responsible for the servicing and collection of those accounts receivable. We sold accounts receivable in excess of this $130.0 million facility at December 31, 2007, 2006, 2005, and 2004, and we sold $122.5 million of eligible receivables under this facility at December 31, 2003. These amounts are reflected as reductions of Accounts receivable, net on our consolidated balance sheet included elsewhere in this Annual Report.

(12)
Included in the working capital calculation as of December 31, 2007, is $165.5 million, which represents the balance owed under our senior credit facility at December 31, 2007, which we have classified as current in the consolidated balance sheet included elsewhere in this Annual Report. This classification stems from the fact that the maturity date of the senior credit facility is December 22, 2008, and while we have begun discussion with our lenders regarding amending the senior credit facility, we have not received any assurance that we will be able to do so. In the years ended December 31, 2006 and prior, the balance of our senior credit facility was classified as long-term and, as such, is not included as a component of working capital in the table above.

(13)
A full quantitative reconciliation of EBITDA to income (loss) from continuing operations before cumulative effect of accounting change, is provided as follows:

	Year ended December 31,
	2007		2006	2005	2004	2003
	(in thousands)
Loss from continuing operations before cumulative effect of accounting change	$(326,494)	(1)	$(47,795)	$(28,241)	$(4,923)	$(99,502)
Interest expense, net	134,644		131,023	128,821	132,809	136,557
Income tax expense (benefit)	388		(1)	(8,070)	(66,053)	48,436
Depreciation and amortization of intangibles	57,356		58,788	62,829	65,430	72,731

EBITDA	$(134,106)		$142,015	$155,339	$127,263	$158,222

  (1)
  Includes a $246.5 million non-cash impairment charge to reflect the impairment of goodwill in each of the Company's reporting units (see Note 5 to our consolidated financial statements included elsewhere in this annual report for a more detailed discussion).

(14)
Earnings were inadequate to cover fixed charges by $326.8 million, $48.3 million, $36.5 million, $71.0 million and $51.3 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. See Exhibit 12.1 to this Annual Report for this computation. Net loss for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, includes $57.4 million, $58.8 million, $62.8 million, $65.4 million and $72.7 million, respectively, of non-cash depreciation and amortization expense.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section provides a review of the financial condition and results of operations of Vertis during the three years ended December 31, 2007. The analysis is based on the consolidated financial statements and related notes that are included elsewhere in this Annual Report, prepared in accordance with GAAP. The consolidated financial statements and management's discussion and analysis herein are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Introductory Overview

Executive Summary

        Vertis, Inc. is a premier provider of print advertising, direct marketing solutions and related value added services to America's leading retail and consumer services companies. We deliver marketing products that create strategic value for clients by using creative advertising, color management technologies, proprietary research, customer targeting expertise, premedia and media services, combined with its world-class printing expertise.

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

        The advertising insert business in general has been impacted by excess industry capacity causing industry-wide price pressure and competition for volume. Marketers have trended toward multi-channel advertising campaigns, which leverage more than one type of medium in addition to advertising inserts to expand their coverage. There has also been consolidation in end-user groups who traditionally use advertising inserts to convey their messages. Additionally, changes in the cost of paper and changes in the proportion of paper supplied by our customers is a major contributing factor in the Advertising Inserts revenue fluctuation, and to a lesser extent, fluctuations in Direct Mail revenue. These factors contributed to the revenue decline at our Advertising Inserts segment. Pricing, including the effects of product, customer and equipment mix, in Advertising Inserts improved largely reflecting normal changes in product and customer mix as opposed to a change in the competitive pricing environment for advertising inserts. The conditions in Advertising Inserts, specifically the industry-wide dynamics around pricing as well as the competitive pressure on sales volume, are expected to continue. Direct Mail revenue increased in 2007 due to an increase in volume as well as an increase in revenue related to our acquisition of USA Direct, Inc. ("USA Direct") and our fulfillment and other businesses. These increases were offset by a decline in price and mix.

        Liquidity continues to be a primary focus. At December 31, 2007, we had approximately $52.6 million available to borrow under our revolving senior credit facility ("Credit Facility"), our primary source of funds, and $6.2 million of cash on hand. The Credit Facility provides for availability of $250 million until the December 22, 2008 maturity date, consisting of $200 million available under a revolving credit facility and a $50 million fully drawn term loan. We will not have sufficient liquidity to make the principal payment on the Credit Facility upon the maturity date unless we are able to refinance, restructure, amend or otherwise replace these facilities. Our ability to continue as a going concern beyond December 2008 is dependent upon our ability to refinance the Credit Facility, as well as the accounts receivable facility, or obtain alternate financing. We have initiated conversations with our debtholders to explore restructuring opportunities and have retained consultants to help us effectuate a restructuring plan, should we choose to do so. We are exploring several other financing alternatives in addition to amending our senior credit facility and our accounts receivable securitization facility, however, we cannot assure you that we will be able to amend these facilities or successfully obtain alternative financing. The refinancing of these facilities will likely require an agreement with our noteholders, as described below. As part of our strategy to preserve and enhance near-term liquidity, we may elect to forego making the $17.1 million interest payment on our 9 3/4% senior secured second lien notes due on April 1, 2008. Under the terms of the indenture governing these notes, we have a thirty-day grace period in which to make this interest payment before it would be an event of default. If we elect not to make the interest payments, we will be seeking a waiver from the holders of the notes; to the extent waivers are not received and the interest payments are not made within a thirty-day grace period, it will be an event of default under the indenture. Additionally, our independent auditors have included an explanatory paragraph in their report expressing substantial doubt about our ability to continue as a going concern.

        We have engaged in discussions with our lenders to amend, extend or replace the Credit Facility and our accounts receivable securitization facility prior to their December 2008 maturity. Additionally, we have engaged in discussions with the holders of our 9 3/4% senior secured lien notes, 10 7/8% senior notes and 13 1/2% senior subordinated notes on the terms of a debt exchange, which would restructure a portion of our debt and provide us with increased liquidity. As an option, a debt exchange may be accomplished on a negotiated basis with our lenders through a pre-packaged or pre-arranged bankruptcy restructuring plan. There is no assurance that a debt exchange would be agreed to, and we are considering all available options.

        Under the Credit Facility, we are also subject to a minimum EBITDA covenant requiring us to maintain EBITDA, as defined by the Credit Facility, of $125 million on a trailing twelve-month basis. The Company's trailing twelve-month Compliance EBITDA, as calculated under the credit agreement, was $131.9 million at December 31, 2007. As of December 31, 2007, we were in compliance with all of our covenants, financial or otherwise. While we currently expect to be in compliance in future periods, there can be no assurance that we will continue to meet the minimum EBITDA required under the covenant. Based upon the latest projections for 2008, including results from January and February, we believe we will be in compliance with this covenant through the maturity date.

        In the fourth quarter of 2007, we recorded a non-cash charge of $246.5 million to reflect the impairment of goodwill in each of our reporting units due to a combination of factors including the decline in the fair value of our debt in the fourth quarter of 2007, declines in the market values of the guideline companies used to estimate the fair values of our reporting units and our operating performance.

        Capital expenditures amounted to approximately $65.2 million, $49.0 million and $42.2 million in 2007, 2006 and 2005, respectively. Capital spending has been directed toward projects that improve efficiency, maintain our infrastructure, and upgrade our equipment base. We currently expect the level of capital expenditures in 2008 to be between $35 million and $45 million.

        Cost management continues to be a major focus of ours. Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs. Our 2007 restructuring activities yielded year-over-year savings of approximately $3.7 million.

        A large portion of the Company's revenue is generally seasonal in nature. However, our efforts to expand our other product lines as well as expand the market for our advertising inserts to year-round customers, have reduced the overall seasonality of our revenues. Of our full year 2007 revenue, 24.2% of revenue was generated in the first quarter, 24.3% in the second, 23.4% in the third and 28.1% in the fourth. Profitability continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at higher capacity during the fourth quarter holiday production season. On the other hand, lower volume negatively impacts margins since we are not able to fully leverage fixed depreciation, amortization, interest and other costs that are incurred evenly throughout the year.

Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first. As a result, our overall yearly performance depends, to a significant degree, on our performance in the second half of the year, particularly in the fourth quarter.

        We use independent third-party source materials to track statistics pertaining to advertising growth. Based on these publications, the estimates for 2007 domestic advertising spending indicate growth ranging from 1.7% to 5.1%. US advertising growth estimates for 2008 range from 3.7% to 5.6%. These advertising growth percentages include many forms of advertising, not exclusively print advertising, as most sources do not track these statistics separately. A few of the sources we used to obtain the estimates above do not include direct mail advertising in their estimates, however, based on estimates by one independent third-party source, domestic direct mail advertising growth for 2008 is estimated to be 4.5%.

Discontinued Operations

        On September 8, 2006, we entered into an agreement to sell our fragrance business, which included two presses and our fragrance lab and microencapsulation facility, all of which were located in one of our Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the business. The sale agreement was entered into as the result of a strategic decision to move away from this line of business and focus our resources on the growth of our other Direct Mail activities.

        Included in the agreement to sell the fragrance business was a transition services agreement (the "Transition Agreement") under which we provided services on a subcontracting basis to the purchaser of the fragrance business (the "Purchaser"), utilizing certain assets of the business that was sold. These assets remained at our Direct Mail facility during the time of the Transition Agreement. As of December 31, 2006, we had completed our performance of the subcontracting services under the Transition Agreement and the remaining assets of the fragrance business were transferred to the Purchaser's facilities. We received proceeds of $42.1 million from the sale, resulting in a $21.2 million gain on the sale, which is included in income (loss) from discontinued operations on our consolidated statement of operations included elsewhere in this Annual Report.

        Revenue from the fragrance business, which was reported under our Direct Mail segment, was $26.7 million and $40.2 million for the twelve months ended December 31, 2006 and 2005, respectively. The net income from the fragrance business was $1.1 million and $5.4 million for twelve months ended December 31, 2006 and 2005, respectively. The results of the fragrance business have been accounted for as discontinued operations and, as such, are included in income (loss) from discontinued operations on our consolidated statements of operations. No taxes were recorded for the fragrance business due to pre-tax losses and tax benefits being offset by deferred tax valuation allowances. Interest was not allocated to discontinued operations as the divestiture of the fragrance business was on a debt-free basis. Prior year financial statements have been restated to present the operations of our fragrance business as a discontinued operation. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report for further discussion.

        During the third quarter of 2005, we decided to sell the two divisions in our European segment primarily because each had incurred operating losses and neither was deemed a fit within the Company's overall strategy. As a result, the Company accounted for the operations of its European segment as a discontinued operation. The direct mail division of this segment was sold on October 3, 2005 and the premedia division of this segment was sold on December 14, 2005. In 2005, a $1.6 million loss on the sale of our Europe segment was recognized based on net proceeds of $2.4 million. Additionally, in 2006 we paid $0.6 million to settle a lawsuit brought against us by a customer of our

European segment. These amounts are included in income (loss) from discontinued operations on our consolidated income statement included elsewhere in this Annual Report.

        The net operating loss for our European Subsidiaries was $0.4 million and $147.2 million for the years ended December 31, 2006 and 2005, respectively, and is included in discontinued operations on our consolidated financial statements included elsewhere in this Annual Report. The Europe loss we recorded in 2006 represents a $0.4 million payment made to a former employee of our European segment in respect of the employee's termination agreement. Included in the 2005 loss are impairment charges of $136.2 million to write off the Europe goodwill and write-down other Europe long-lived assets. Revenue for Vertis Europe, which is also included in the loss from discontinued operations for the year ended December 31, 2005 was $100.0 million. Interest was not allocated to discontinued operations as the European business was divested on a debt-free basis. Prior year financial statements have been restated to present the operations of Vertis Europe as a discontinued operation. See Note 4 to our consolidated financial statements included in this Annual Report for further discussion.

Restructuring and Impairment Charges

        In the fourth quarter of 2007, we recorded a non-cash charge of $246.5 million to reflect the impairment of goodwill in each of our reporting units. The goodwill impairment was recorded in the following segments: Advertising Inserts, $187.9 million; Direct Mail, $54.6 million; and Corporate and Other, $4.0 million. Impairment in all reporting units was due to a combination of factors including the decline in the fair value of our debt in the fourth quarter of 2007, declines in the market values of the guideline companies used to estimate the fair values of our reporting units and our operating performance. We estimated the fair value of our reporting units using the discounted cash flow and guideline company approaches. Because the fair value of each of the reporting units, which includes an allocation of our debt, was below its carrying amount including goodwill, we performed an additional fair value measurement calculation to determine the amount of the goodwill impairment loss noted above. We performed an additional impairment evaluation on the other long-lived assets and determined there was no impairment as the undiscounted cash flows exceeded the carrying value of these assets.

        We began a restructuring program in the first quarter of 2007 (the "2007 Program") aimed at streamlining operations to capitalize on operating efficiencies and to reduce overhead, thus reducing our overall cost base, as well as addressing the continuing issue of industry-wide overcapacity. The goal of this restructuring program is to allow us to more effectively compete in today's highly competitive business environment. The restructuring actions approved under the 2007 Program include reductions in work force of approximately 275 employees, the closure of an Inserts production facility, the closure of a Direct Mail programming support facility and the vacating of a floor in our corporate office. Costs associated with approved restructuring actions under the 2007 Program were $10.0 million, net of estimated sublease income of $4.1 million, all of which were recorded in 2007. Restructuring actions under the 2007 Program were complete as December 31, 2007. Cost savings achieved in 2007 as a result of the 2007 Program were approximately $3.7 million, $3.1 million of which were staffing related with the remainder related to decreased facility costs. These savings impacted both the cost of production and the selling, general and administrative line items on the consolidated statement of operations included elsewhere in this Annual Report. Annual cost savings expected in future years as a result of the 2007 Program are estimated to be approximately $13.4 million, $12.1 million of which relate to expected staffing cost savings and $1.3 million related to facility costs savings.

        In the year ended December 31, 2007, under the 2007 Program, the Advertising Inserts segment recorded $1.7 million in severance and related costs associated with the elimination of approximately 150 positions as well as $2.7 million in facility closure costs and $2.8 million in asset write-downs primarily related to the closure of an inserts production facility in the City of Industry, California. The decision to close this inserts facility was made based on an analysis conducted to identify areas where consolidation of operations could occur with minimal disruption to our customers. As there are two Advertising Inserts production facilities within close proximity to the facility that was closed, this decision allows for higher utilization of our other presses in the region and lowers overall costs, which should allow us to more effectively compete with our competitors in this industry. Advertising Inserts also recorded $0.2 million in additional facility closure costs and $0.3 million in asset write-downs related to the closure of a production facility that took place in 2006. The Direct Mail segment recorded $0.8 million of severance and related costs associated with the elimination of approximately 98 positions and $0.7 million in facility costs, $0.4 million of which represents additional restructuring costs for the closure of a fulfillment facility in 2006 and the remainder of which represents costs associated with the closure of a direct mail programming support facility and an adjustment to the restructuring accrual to reflect the present value of the leases for closed Direct Mail facilities. Corporate and Other recorded $1.2 million in severance and related costs in 2007 associated with the elimination of 15 positions as well as $0.4 million in facility closure costs and $0.1 million in assets written off.

        Included in the 2007 segment restructuring expense are approximately $0.2 million of severance costs related to the elimination of 12 shared services positions and $0.8 million of facilities costs associated with the vacating of a floor in our corporate office, which have been allocated to the segments.

        Our 2006 restructuring program (the "2006 Program") included reductions in work force of 537 employees and the closure of one advertising inserts production facility, one inserts sales office, one direct mail fulfillment facility and two premedia production facilities. All approved restructuring actions under the 2006 Program were complete as of December 31, 2006. Costs associated with approved restructuring actions under the 2006 Program were $16.0 million, all of which were recorded in 2006.

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

        Included in the 2006 segment restructuring expense amounts above are $0.9 million of severance costs related to the elimination of 31 shared services positions and facilities costs which represent accretion expense, which are allocated to the segments.

        In 2005, the Advertising Inserts segment recorded $7.0 million in severance and related costs associated with the elimination of approximately 186 positions and $0.8 million in facility closure costs associated with the closure of two regional offices and one warehouse. The Direct Mail segment recorded $2.0 million in severance and related costs in 2005 associated with the elimination of approximately 33 positions. Corporate and Other recorded $5.1 million in severance and related costs in 2005 associated with the elimination of approximately 91 positions and $1.7 million in facility closure costs associated with the closure of six premedia facilities offset by $0.1 million in gains from the sale of assets related to the closure of one of the premedia facilities. Additionally, $0.7 million in costs were recorded in the first quarter of 2005 related to the amendment of an executive level employment agreement announced in 2004, as discussed below.

        Included in the 2005 segment severance amounts above are approximately $2.5 million of severance related to the elimination of approximately 50 shared services positions, which have been allocated to the segments.

        In connection with our restructuring actions discussed above, we recorded $10.9 million, $16.0 million, and $17.1 million of restructuring charges in the years ended December 31, 2007, 2006 and 2005, respectively. We expect to pay $5.0 million of the accrued restructuring costs in 2008 and the remainder, approximately $3.1 million, by 2014.

        We are continuously evaluating the need to implement restructuring programs to rationalize our costs and improve operating efficiency. In February 2008, we announced the consolidation of our San Leandro advertising inserts operation into our three remaining California-based regional facilities. This consolidation will include the relocation of San Leandro's printing presses. The decision to close our San Leandro facility was made with the intent of properly aligning our cost structure with current marketplace conditions by improving the utilization of presses and lowering overall operating costs which we believe will allow us to more effectively compete in today's highly competitive business environment. It is likely that we will incur additional restructuring costs in 2008 in an on-going effort to achieve these objectives and best position Vertis for growth.

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

        Also affecting year-over-year comparability is the non-cash impairment charge we recorded in the fourth quarter of 2007 to write-off our goodwill and the acquisition of USA Direct in May 2006. The financial results of USA Direct are included in our consolidated financial statements within our Direct Mail segment from the date of acquisition. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report for our proforma results including USA Direct as though the acquisition had occurred at the beginning of 2006.

        You should consider all of these factors in reviewing the discussion of our operating results.

Results of Operations

        The following table presents major components from our consolidated statements of operations and consolidated statements of cash flows.

	Year ended December 31,			Percentage of Revenue
	2007	2006	2005	2007	2006	2005
	(in thousands)
Revenue	$1,365,154	$1,468,661	$1,470,088	100.0%	100.0%	100.0%

Costs of production	1,081,612	1,160,392	1,140,582	79.2%	79.0%	77.6%
Selling, general and administrative	152,524	142,916	149,395	11.2%	9.7%	10.2%
Goodwill impairment	246,527			18.1%
Restructuring charges	10,912	16,001	17,119	0.8%	1.1%	1.1%
Depreciation and amortization of intangibles	57,356	58,788	62,829	4.2%	4.0%	4.3%

Total operating costs	1,548,931	1,378,097	1,369,925	113.5%	93.8%	93.2%

Operating (loss) income	$(183,777)	$90,564	$100,163	N/A	6.2%	6.8%

Other data:
Cash flows provided by operating activities	$17,496	$11,690	$5,693
Cash flows used in investing activities	(53,153)	(28,146)	(43,765)
Cash flows provided by financing activities	36,050	20,307	39,332
EBITDA	(134,106)	142,015	155,339	N/A	9.7%	10.6%

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

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Loss from continuing operations before cumulative effect of accounting change	$(326,494)	$(47,795)	$(28,241)
Interest expense, net	134,644	131,023	128,821
Income tax expense (benefit)	388	(1)	(8,070)
Depreciation and amortization of intangibles	57,356	58,788	62,829

EBITDA	$(134,106)	$142,015	$155,339

Results of Operations—2007 compared to 2006

  Revenue

        For the year ended December 31, 2007, our consolidated revenue decreased $103.5 million, or 7.0%, from $1,468.7 million in 2006 to $1,365.2 million in 2007. The decrease in revenue is due to a decline in Advertising Inserts revenue, of which approximately 75% is attributable to a decline in paper, offset by an increase in revenue for our Direct Mail segment. See the "Segment Performance" section for further discussion.

  Operating Expenses

        For the year ended December 31, 2006, our consolidated costs of production decreased $78.8 million, or 6.8%, from $1,160.4 million in 2006 to $1,081.6 million in 2007. The decrease in costs of production is primarily due to declines in the cost of paper, contract services, freight expense, utilities and other supplies used in the production process offset by increased labor costs, ink and other materials consumed and repairs and maintenance. Additionally, included in costs of production in 2007, as an offset to expenses, is a $2.9 million gain on a sale-leaseback transaction we entered into in the fourth quarter of 2007 (see Note 12 to the consolidated financial statements included elsewhere in this Annual Report). The remainder of the change is due to fluctuations in various miscellaneous costs of production.

        Selling, general and administrative expenses increased $9.6 million, or 6.7%, for the year ended December 31, 2007. We incurred increased staffing costs, professional fees and travel and entertainment expenses in 2007, offset by declines in telecommunications costs, and bad debt expense. The remainder of the change is due to fluctuations in various miscellaneous selling, general and administrative expenses. The increase in selling, general and administrative costs reflects an overall company-wide effort begun in the first quarter of 2007 toward lean and continuous improvement aimed at improved productivity and performance as well as upgrading our quality and customer service. Additionally, we are focusing on improving our sales organization by adding new sales resources.

        Goodwill impairment and restructuring charges for the year ended December 31, 2007 totaled $257.4 million compared to $16.0 million in 2006. See the "Restructuring and Impairment Charges" section for a detailed discussion of restructuring charges.

  Interest and Other Expenses (Income)

        Interest expense, net increased $3.6 million, or 2.8%, for the year ended December 31, 2007, from $131.0 million in 2006 to $134.6 million in 2007. This increase was due to an increase in average borrowings under the Credit Facility as well as an increase in the interest rates on the Credit Facility.

  Loss from continuing operations before cumulative effect of accounting change

        Loss from continuing operations before cumulative effect of accounting change was $326.5 million for the year ended December 31, 2007, an increase of $278.7 million compared to a loss of $47.8 million for the year ended December 31, 2006. Goodwill impairment charges of $246.5 million, which we recorded in the fourth quarter of 2007, represent the majority of this increase in loss. The remaining increase reflects the aforementioned changes in revenue and costs.

  Segment Performance

        Set forth below is a discussion of the performance of our business segments based on revenue and EBITDA, which is the measure reported to our chief operating decision maker for the purpose of making decisions about allocating resources to the segment and assessing performance of the segment. A tabular reconciliation of segment EBITDA to income (loss) from continuing operations before cumulative effect of accounting change, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information", is contained in Note 21 to our consolidated financial statements included elsewhere in this Annual Report.

  Advertising Inserts

	Year ended December 31, 2007
	Revenue	EBITDA
	(in thousands)
2006	$1,030,471	$117,884
Increase (decrease):
Volume	(48,502)	(23,109)
Price/Mix(1)	18,143	18,143
Paper(2)	(89,478)
Variable Costs, rate adjusted(3)		(7,299)
Fixed Costs(4)		(8,429)
Selling, general and administrative(5)		(1,816)
Goodwill impairment (non-cash)		(187,867)
Restructuring charges		(1,953)

Total change	(119,837)	(212,330)

2007	$910,634	$(94,446)

(1)
Includes product, customer and equipment mix.

(2)
See "Factors Affecting Comparability" section.

(3)
Primarily related to increases in ink and labor costs offset by declines in freight costs and contract services.

(4)
Primarily related to increased staffing, maintenance and travel and entertainment expense.

(5)
Primarily related to increased staffing, professional fees and travel and entertainment expense offset by a decline in telecommunications costs.

        Advertising Inserts revenue decreased $119.8 million, or 11.6%, in the year ended December 31, 2007 as compared to 2006 and EBITDA decreased $212.3 million in the same period. The decline in Advertising Inserts volume is indicative of the trend by marketers toward multi-channel advertising campaigns, which leverage more than one type of medium in addition to advertising inserts as a means to expand their advertising coverage. In addition, 2007 volume, most notably in the first quarter, was negatively impacted by less than optimal execution of certain 2006 cost reductions, reorganizations and order management changes, all resulting in certain customers seeking alternative suppliers, which was disclosed in previous filings.

        With respect to price and mix, excess industry capacity continues to cause overall price pressure in 2007, as compared to 2006. However, the decline in price is more than offset by normal changes in product and customer mix.

        The decrease in EBITDA of $212.3 million is primarily made up of the $187.9 million non-cash impairment charge. The remaining decline in EBITDA of $24.4 million was made up of the volume shortfall noted above, offset by favorable price and mix as well as increased expenses. Generally, the year-to-date cost increases noted in the table above are the result of the overall company wide investment in lean and continuous improvement aimed at improved productivity and performance as well as upgrading our quality and customer service in an effort to grow our revenue. Additionally, we have added resources to our sales organization with a focus on improved new business capture.

  Direct Mail

	Year ended December 31, 2007
	Revenue	EBITDA
	(in thousands)
2006	$330,794	$36,565
Increase (decrease):
Volume	28,714	11,406
Price/Mix(1)	(7,646)	(7,646)
Paper(2)	2,770
Variable Costs, rate adjusted(3)		4,053
Fixed Costs(4)		(5,160)
Selling, general and Administrative(5)		(2,314)
Goodwill impairment (non-cash)		(54,588)
Restructuring charges		367
Other(6)	6,226	(2,533)

Total change	30,064	(56,415)

2007	$360,858	$(19,850)

(1)
Includes product, customer and equipment mix.

(2)
See "Factors Affecting Comparability" section.

(3)
Primarily related to improved labor efficiencies and cost containment, improved freight margins, and declines in maintenance expense.

(4)
Primarily related to increases in rent expense, staffing costs, consulting expenses and telecommunications costs.

(5)
Primarily related to an increase in staffing costs, consulting fees and insurance.

(6)
Includes the change in revenue and EBITDA for USA Direct and our fulfillment and other businesses.

        Direct Mail revenue increased $30.1 million, or 9.1%, in the year ended December 31, 2007 as compared to 2006. EBITDA declined $56.4 million, or 5.0%, in 2007 as compared to 2006. The 2006 Direct Mail revenue and EBITDA amounts include the operations of USA Direct from the date of acquisition, which was May 31, 2006. The increase in Direct Mail volume of $28.7 million was driven by strength at our Chalfont facility, which produces highly-customized personalized direct mail pieces, and higher non-personalized pieces at our North Brunswick facility. This growth was offset by lower program work within our digital print business and sales reduction from the shut-down of our Rochester facility.

        The decrease in EBITDA of $56.4 million is primarily made up of the $54.6 million non-cash impairment charge. The remaining decline in EBITDA of $1.8 million was made up of increases in fixed costs, selling, general and administrative expenses, and the decline in price and mix somewhat offset by the increase in volume and lower variable costs.

  Corporate and Other

        Corporate and Other revenue decreased $17.0 million, or 14.7%, for the year ended December 31, 2007 compared to 2006. Premedia and Media Services accounted for $6.9 million and $5.5 million of the decline, respectively. The EBITDA loss at Corporate and Other for the year ended December 31, 2007 increased by $7.4 million, or 59.3%, compared to 2006. This change is largely due to a $4.0 million non-cash goodwill impairment charge recorded in the fourth quarter of 2007 as well as the decline in Premedia and Media Services revenue, discussed above. as Additionally, labor costs and selling, general and administrative expenses increased offset by declines in contract services and restructuring costs.

Results of Operations—2006 compared to 2005

  Revenue

        For the year ended December 31, 2006, our consolidated revenue decreased $1.4 million, or 0.1%, from $1,470.1 million in 2005 to $1,468.7 million in 2006.

  Operating Expenses

        For the year ended December 31, 2006, our consolidated costs of production increased $19.8 million, or 1.7%, from $1,140.6 million in 2005 to $1,160.4 million in 2006. Included within these cost variances are $16.9 million of USA Direct costs of production, which are included in the Company's 2006 results. The balance of the change in costs of production is attributable to increases in the cost of paper, other materials consumed, contract services, repairs and maintenance, freight expense, property taxes and other supplies used in the production process, offset by decreases in labor costs and rent expense. The remainder of the change is due to fluctuations in various miscellaneous costs of production.

        Selling, general and administrative expenses decreased $6.5 million, or 4.4%, for the year ended December 31, 2006, from $149.4 million in 2005 to $142.9 million in 2006. Included within these cost variances are $2.7 million of USA Direct costs, which are included in the Company's 2006 results. The balance of the decrease is due to lower staffing, telecommunications costs and rent expense offset by increases in professional and consulting fees, travel and entertainment expenses, repairs and maintenance, contract services and sales and property taxes. The remainder of the change is due to fluctuations in various miscellaneous selling and general and administrative expenses.

        Restructuring charges for the year ended December 31, 2006 totaled $16.0 million as compared to $17.1 million in 2005. See the "Restructuring" section for a detailed discussion of restructuring charges.

  Interest and Other Expenses (Income)

        Interest expense, net increased $2.2 million, or 1.7%, for the year ended December 31, 2006, from $128.8 million in 2005 to $131.0 million in 2006. This increase was due to a higher revolver balance and slightly higher interest rates on the revolver in 2006.

        Other, net decreased $0.4 million, or 5.2%, for the year ended December 31, 2006 from $7.7 million in 2005 to $7.3 million in 2006. This increase is primarily due to a $1.4 million increase in fees associated with our trade receivables facility (see "Off-Balance Sheet Arrangements" section). For a more detailed discussion of the other miscellaneous components of Other, net see Note 18 to our consolidated financial statements included in this Annual Report.

  Loss from continuing operations before cumulative effect of accounting change

        Loss from continuing operations before cumulative effect of accounting change was $47.8 million for the year ended December 31, 2006, an increase of $19.6 million compared to a loss of $28.2 million for the year ended December 31, 2005. Included in the 2005 loss is an $8.3 million income tax benefit related to an agreement with the Internal Revenue Service to settle a tax liability relating to the termination of leasehold interests discussed in the "Sources of Funds" section (see also the "Other Factors" section below). Excluding this item, loss from continuing operations before cumulative effect of accounting change increased $27.9 million as compared to 2005. This decrease reflects the aforementioned changes in revenue and costs. See also "Segment Performance" below.

  Segment Performance

        Set forth below is a discussion of the performance of our business segments based on revenue and EBITDA, which is the measure reported to our chief operating decision maker for the purpose of making decisions about allocating resources to the segment and assessing performance of the segment. A tabular reconciliation of segment EBITDA to income (loss) from continuing operations before cumulative effect of accounting change, in accordance with Financial Accounting Standards Board ("FASB") Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information", is contained in Note 21 to our consolidated financial statements included elsewhere in this Annual Report.

  Advertising Inserts

	Year ended December 31, 2006
	Revenue	EBITDA
	(in thousands)
2005	$1,048,417	$125,294
Increase (decrease):
Volume	(12,738)	(6,222)
Price/Mix(1)	(9,066)	(9,066)
Paper(2)	3,858
Variable costs, rate adjusted(3)		(2,123)
Fixed costs(4)		1,341
Selling, general and administrative(5)		6,593
Restructuring charges		2,067

Total change	(17,946)	(7,410)

2006	$1,030,471	$117,884

(1)
Includes product, customer and equipment mix.

(2)
See "Factors Affecting Comparability" section.

(3)
Primarily related to increased freight costs and increased cost of production supplies offset by a decline in labor costs.

(4)
Primarily related to decreased staffing costs offset by increased maintenance costs.

(5)
Primarily related to decreased staffing costs.

        Advertising Inserts revenue decreased $17.9 million, or 1.7%, from $1,048.4 million for the year ended December 31, 2005 to $1,030.5 million for the year ended December 31, 2006. Inserts EBITDA decreased $7.4 million, or 5.9% when comparing EBITDA of $117.9 million for the year ended December 31, 2006 to $125.3 million for the same period in 2005. The Advertising Insert business in general has been impacted by excess industry capacity causing industry-wide price pressure and intense competition for volume. Marketers have trended toward multi-channel advertising campaigns, which leverage more than one type of medium in addition to advertising inserts to expand their coverage. There has also been consolidation in end-user groups who traditionally use advertising inserts to convey their messages.

        The decline in revenue in Advertising Inserts reflects the continued price pressure, intense competition for volume, and changes in product type. The revenue decline was generally broad-based and impacted both the retail and the newspaper and publishing end-user groups. These two major end-user groups represented approximately 85% and 13%, respectively, of total Advertising Inserts revenue.

        The challenging conditions in Advertising Inserts, specifically the industry-wide dynamics around price and mix as well as the intense competitive pressure to maintain and grow sales volume, are expected to continue in the near-term.

  Direct Mail

	Year ended December 31, 2006
	Revenue	EBITDA
	(in thousands)
2005	$293,814	$36,652
Increase (decrease):
Volume	159	(91)
Price/Mix(1)	10,187	10,187
Paper(2)	1,361
Variable costs, rate adjusted(3)		(8,259)
Fixed costs(4)		(3,535)
Selling, general and administrative(5)		2,262
Restructuring charges(6)		228
Other	25,273	(879)

Total change	36,980	(87)

2006	$330,794	$36,565

(1)
Includes product, customer and equipment mix.

(2)
See "Factors Affecting Comparability" section.

(3)
Primarily related to increased costs related to materials used in production, freight and utilities, partially offset by lower direct labor costs.

(4)
Primarily related to increased staffing, maintenance costs and rent expense.

(5)
Primarily related to decreased staffing costs offset by increases in professional fees and contract services.

(6)
Principally the decline in EBITDA for our fulfillment and other businesses.

        Direct Mail revenue increased $37.0 million, or 12.6%, from $293.8 million for the year ended December 31, 2005 to $330.8 million for the year ended December 31, 2006. Direct Mail EBITDA remained relatively flat when comparing EBITDA for the year ended December 31, 2006 to 2005. The year-over-year increase in Direct Mail revenue includes $20.1 million for USA Direct which was acquired in May 2006. (See Note 6 to our consolidated financial statements for further discussion of this acquisition.) The balance of the increase in revenue, approximately $16.9 million, reflects increased volume albeit at lower margins, as well as an increase in price and mix, of which greater than 100% was the result of a change in product mix which necessitated an increase in contract services. As such, the increase in revenue from price and mix did not result in an increase in EBITDA as contract services are largely a pass-through.

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

        The Company will not have sufficient liquidity to make the principal payment on the Credit Facility at the maturity date unless we are able to refinance or replace our existing indebtedness. Our ability to continue as a going concern beyond the Credit Facility maturity date is dependent upon our ability to refinance the Credit Facility, as well as the A/R Facility (as defined in "Off-Balance Sheet Arrangements"), which also expires in December 2008, or obtain alternate financing. We have initiated conversations with our debtholders to explore restructuring opportunities and have retained consultants to help us effectuate a restructuring plan, should we choose to do so. We are exploring several other financing alternatives in addition to amending our senior credit facility and our accounts receivable securitization facility, however, we cannot assure you that we will be able to amend these facilities or successfully obtain alternative financing. The refinancing of these facilities will likely require an agreement with our noteholders, as described below. As part of the Company's strategy to preserve and enhance near-term liquidity, we may elect to forego making the $17.1 million interest payment on our 9 3/4% senior secured second lien notes due on April 1, 2008. Under the terms of the indenture governing these notes, we have a thirty-day grace period in which to make this interest payment before it would be an event of default. If we elect not to make the interest payments, we will be seeking a waiver from the holders of the notes; to the extent waivers are not received and the interest payments are not made within a thirty-day grace period, it will be an event of default under the indenture. Additionally, our independent auditors have included an explanatory paragraph in their report expressing substantial doubt about our ability to continue as a going concern.

        We have engaged in discussions with our debtholders to restructure our outstanding indebtedness and our lenders regarding amendments to or replacements of the Credit Facility and the A/R Facility, but we have not received any assurance that they will be able to amend these facilities upon reasonable terms, or at all. Additionally, we are exploring other alternatives including taking advantage of industry consolidation opportunities, such as an acquisition or a merger; seeking to exchange some or all of our 9 3/4% senior secured second lien notes, 10 7/8% senior notes or 13 1/2% senior subordinated notes; or proposing a stand-alone restructuring to the holders of the aforementioned notes. We currently have no plans for asset sales other than excess real estate or in the normal course of business, nor do we foresee any potential discontinued operations.

        Additional items that could impact our liquidity are described below.

  Contractual Obligations

        The following table discloses aggregate information about our contractual obligations as of December 31, 2007 and the periods in which payments are due:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years	Other
	(In thousands)
Long-term debt	$1,158,949	$165,454	$993,495
Interest payments(1)	189,308	125,911	63,397
Operating leases	94,147	24,742	37,532	$25,567	$6,306
Restructuring payments(2)	2,466	2,183	283
Pension payments(3)	20,412	2,343	4,536	4,393	9,140
Deferred compensation(4)	3,413	2,812				$601
Income tax contingencies(5)	1,766					1,766

Total contractual cash obligations	$1,470,461	$323,445	$1,099,243	$29,960	$15,446	$2,367

(1)
Interest payments include an estimate of interest owed under our Credit Facility, for which the interest rates fluctuate. The balance of the Credit Facility at December 31, 2007, consisted of a $115.5 million revolving credit facility and a $50.0 million term loan. The interest payments under the Credit Facility were calculated using the weighted-average interest rate at December 31, 2007, which was 8.1% on the revolving credit facility and 9.5% on the term loan. For further discussion, see Note 11 to the condensed consolidated financial statements included in this Annual Report.

(2)
Restructuring payments exclude lease payments associated with facilities exited under a restructuring plan as these costs are included in the Operating lease amounts above.

(3)
Pension amounts represent the estimated future benefit payments under our non-qualified defined benefit plan and estimated contributions related to our qualified defined benefit plans.

(4)
In the first two months of 2008, we have made payments of $2.8 million to employees who participate in our compensation deferral program (see "Retirement and Other Benefits" included in Item 11 elsewhere in this Annual Report for further discussion of our compensation deferral program). The timing of payments for the remainder of our obligation under the deferred compensation plan at December 31, 2007, $0.6 million, cannot be reasonably estimated and therefore is reflected in the Other column.

(5)
The timing of future cash flows from income tax contingencies cannot be reasonably estimated therefore they are reflected in the Other column. See Note 13 to our condensed consolidated financial statements for further discussion of these contingencies

        As of December 31, 2007, we do not have any contracts requiring us to purchase any specified minimum quantities. Therefore, we do not have any purchase obligations that require disclosure in the table above.

        On August 17, 2006, the Pension Protection Act (the "Act") was signed into law. The Act requires that all single employer defined benefit plans are to be fully funded within a seven-year period, beginning in 2008. The Act replaces the prior funding rules with rules based on a plan's funded status. As of December 31, 2007, the Company's defined benefit plans are underfunded. Under the funding rules set forth by the Act, our contributions are expected to be fairly level beginning in 2008 through 2015, at which time we expect our qualified defined benefit plans will be fully funded. We estimate the amount of expected contributions under the Act to be approximately $1.0 million per year for our qualified defined benefit plans.

  Debt Financing

        Our Credit Facility provides for availability of $250 million until the December 22, 2008 maturity date. Under the amended Credit Facility, up to $200 million consists of a revolving credit facility and the remaining $50 million represents a fully drawn term loan.

        At December 31, 2007, the maximum availability under the revolving credit facility is limited to a borrowing base calculated as follows: 85% of our eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in our $130 million trade receivables securitization (see Note 7); the lesser of 55% of the book value of eligible machinery and equipment at owned locations or 100% of the orderly liquidation value-in-place (as defined in the credit agreement); the lesser of 55% of the book value of eligible machinery and equipment at leased locations or 100% of the net orderly liquidation value (as defined in the credit agreement) and 80% of the fair market value of owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. At December 31, 2007, our borrowing base was calculated to be $184.8 million. We had approximately $52.6 million available to borrow under the revolving credit facility and $6.2 million cash on hand at December 31, 2007.

        The Credit Facility requires us to maintain Compliance EBITDA of $125 million on a trailing twelve-month basis as set forth by the March 2007 amendment to the Credit Facility. At December 31, 2007, our trailing twelve-month Compliance EBITDA as calculated under the credit agreement was $131.9 million. If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility. In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent's right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA is in excess of $180 million on a rolling twelve fiscal month basis. The agent is not required to obtain written consent when Compliance EBITDA on a rolling twelve fiscal month basis is less than $180 million. There were no reserves established by the agent that would impair our ability to borrow from our senior credit facility in 2007.

        Our Credit Facility, which matures on December 22, 2008, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary covenants. In addition, the Credit Facility requires us to maintain Compliance EBITDA as set forth under the credit agreement. The Compliance EBITDA covenant at December 31, 2007 is $125 million on a trailing twelve-month basis. If we are unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require us to repay any amounts owing under the Credit Facility. At December 31, 2007, we were in compliance with our debt covenants. While we currently expect to be in compliance in future periods, there can be no assurance that our financial covenants will continue to be met. Based upon the latest projections for 2008, including actual results for January and February, we believe we will be in compliance through the maturity date of the Credit Facility. For further information on our long-term debt, see Note 11 to the consolidated financial statements included elsewhere in this Annual Report.

  Off-Balance Sheet Arrangements

        We are party to a three-year agreement, terminating in December 2008 (the "A/R Facility"), to sell substantially all trade accounts receivable generated by our subsidiaries through the issuance of $130 million variable rate trade receivable backed notes.

        Under the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintain an interest in the receivables and have been contracted to service the accounts receivable. We received cash proceeds for servicing of $1.2 million and in both 2007 and 2006, respectively. These proceeds are fully offset by servicing costs.

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be advanced at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections. Additional deductions may be made if we fail to maintain a consolidated Compliance EBITDA of at least $180 million for any rolling four fiscal quarter period. In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum Compliance EBITDA of $160 million, amended to $125 million effective March 2007 (see "Sources of Funds" for further discussion). There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility. As of December 31, 2007, we are in compliance with all targets and covenants under the A/R Facility.

        At December 31, 2007 and 2006, we sold accounts receivable in excess of the $130.0 million A/R Facility and as such $130 million was reflected as a reduction of accounts receivable. At December 31, 2007 and 2006, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $38.6 million and $92.3 million, respectively, under the A/R Facility, which is included in Accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,664.2 million and $1,680.3 million in 2007 and 2006, respectively.

        Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 50 basis points. We also pay an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances. The loss on sale, which approximated the fees, totaled $6.8 million in 2007, $6.5 million in 2006 and $5.2 million in 2005, and is included in Other, net in the consolidated statement of operations included elsewhere in this Annual Report.

        We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

  Working Capital

        Our current liabilities exceeded current assets by $217.7 million at December 31, 2007 and by $40.5 million at December 31, 2006. This represents a decrease in working capital of $177.2 million for the year ended December 31, 2007. Included in the working capital calculation as of December 31, 2007, is $165.5 million, which represents the balance owed under our Credit Facility at December 31, 2007, which we have classified as current in the consolidated balance sheet included elsewhere in this Annual Report. This classification stems from the fact that the maturity date of the Credit Facility is December 22, 2008, and while we have begun discussions with our debtholders to restructure our outstanding indebtedness and our lenders regarding amendments to or replacements of the Credit Facility, we have not received any assurance that we will be able to do so. At December 31, 2006, the balance of our Credit Facility was classified as long-term and, as such, is not included as a component of working capital. The ratio of current assets to current liabilities as of December 31, 2007 was 0.43 to 1 compared to 0.85 to 1 as of December 31, 2006.

        In the year ended December 31, 2007, cash provided by working capital, adjusted for acquisitions and divestitures as well as the reclassification of our Credit Facility in 2007, was $10.1 million. This was an increase of $47.1 million compared to cash used for working capital in the year ended December 31, 2006. The 2007 increase was primarily driven by the timing of receivable collections, most notably in our Media Services business.

Summary of Cash Flows

  Cash Flows from Operating Activities

        Net cash provided by continuing operating activities in 2007 increased by $4.5 million from the 2006 level. This increase is primarily the result of changes in the timing of the settlement of payables and collection of receivables.

        Net cash provided by continuing operating activities in 2006 increased by $7.4 million from the 2005 level. This increase is primarily the result of changes in the timing of the settlement of payables and collection of receivables.

  Cash Flows from Investing Activities

        Net cash used in investing activities in 2007 increased by $25.0 million from the 2006 level, primarily due to a $16.2 million increase in capital expenditures related to a focus by management in 2007 to re-invest in the business. Offsetting this use of cash in 2007, is $10.7 million in proceeds received, net of fees and letters of credit, from the sale of three Direct Mail facilities, which we subsequently leased back (see Note 12 to our financial statements included elsewhere within this Annual Report). Additionally, net cash used in investing activities fluctuated due to the $41.1 million in proceeds received in 2006 related to the sale of our fragrance business. We received the remaining $1.0 million in proceeds from the sale of our fragrance business in 2008, when the funds were released from escrow.

        Net cash used in investing activities in 2006 decreased by $15.6 million from the 2005 level, primarily due to the $41.1 million in proceeds received in 2006 related to the sale of our fragrance business. Offsetting these proceeds were $21.0 million of expenditures related to the acquisition of USA Direct (see Note 6 to our financial statements included elsewhere within this Annual Report) and a $6.8 million increase in capital expenditures. Additionally, impacting the change in cash used for investing activities is a $1.5 million decrease associated with investing activities of our discontinued operations. Our European segment, which was sold in 2005, had $1.5 million of cash used for investing activities in 2005. There were no investing activities associated with our fragrance business, which was sold in 2006. See the "Discontinued Operations" section for further discussion on these transactions.

  Cash Flows from Financing Activities

        In 2007, net cash provided by financing activities increased by $15.7 million from the 2006 level. The majority of this change relates to an $11.1 million increase in funding under our Credit Facility which reflects the relative levels of cash provided by operating activities and capital expenditures in each respective year. Additionally, $7.5 million relates to a fluctuation in the amount of outstanding checks drawn on controlled disbursement accounts which is primarily due to timing differences.

        In 2006, net cash provided by financing activities in 2006 decreased by $19.0 million from the 2005 level. The majority of this change relates to a $36.8 million fluctuation in the amount of outstanding checks drawn on controlled disbursement accounts which is primarily due to timing differences. Offsetting this change is a $20.3 million fluctuation in funding under our Credit Facility. Additionally, financing activities of our discontinued operations contributed $1.6 million of this fluctuation.

Tax Matters

        At the end of 2007 our federal net operating loss carryforwards were $323.9 million. The carryforwards expire beginning in 2010 through 2027. The U.S. capital loss carryforward was $100.4 million as of December 31, 2007 and expires in 2011.

        Our valuation allowance related to our deferred tax asset, which was $128.6 million at the beginning of 2007, was increased by $68.8 million to $197.4 million at the end of 2007. The valuation allowance reserves all deferred tax assets that will not be offset by reversing taxable temporary differences. This treatment is required under SFAS No. 109, "Accounting for Income Taxes", when in the judgment of management, it is not more likely than not that sufficient taxable income will be generated in the future to realize the deductible temporary differences. Our deferred tax assets and tax carryforwards remain available to offset taxable income in future years, thereby lowering any future cash tax obligations. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies the principle that fair value should be based on the assumption market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This Statement is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of this Statement to have a material impact on our results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. If an entity chooses this practice, it shall report unrealized gains and losses on the items for which the fair value option has been elected at each subsequent reporting date. The fair value option may be elected for a single eligible item without electing it for other identical items, with certain exceptions specified in the Statement. Additional disclosures are required for an entity that chooses to elect the fair value option. The provisions of this Statement are effective for us on January 1, 2008. Early adoption is permitted under certain circumstances as specified in this Statement. We do not expect the adoption of this Statement to have a material impact on our results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting, previously referred to as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer, and requires that they recognize the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141R requires an acquirer to recognize acquisition-related costs and anticipated restructuring costs separately from the business combination. Additionally, SFAS 141R requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition date fair value. The provisions of this Statement are effective for us on January 1, 2009. Early adoption is not permitted. We are not able to assess at this time the future impact of this Statement on our consolidated financial position or results of operations, however if we do not enter into an acquisition in the future, then there is no impact on us related to the provisions of this Statement.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest, or minority interest, in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. SFAS 160 requires consolidated net income be reported to include the amounts attributable to both the parent and the noncontrolling interest. Disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the consolidated statement of income. Additionally, SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We do not expect the adoption of this Statement to have a material impact on our results of operations or financial position.

Application of Critical Accounting Policies

        Our significant accounting policies are described in Note 3 to our consolidated financial statements included in this Annual Report. Several accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information provided by customers and outside sources and various other assumptions that we believe to be reasonable under the circumstances. Significant accounting policies that we believe involve the application of significant judgment and discretion by management and are therefore "critical" accounting policies include:

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

  Provision for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the failure of our customers to make payments. Our estimates are based on historical trends and specific customer risks on a customer-by-customer basis. If actual customer payments are less than our estimates, we would need to increase the allowance for doubtful accounts, which would adversely affect our results of operations. Amounts are charged against the allowance for doubtful accounts reserve when deemed uncollectible. See the Financial Statement Schedule, which accompanies the financial statements included elsewhere in this Annual Report, for a history of our charges to the allowance for doubtful accounts and write-offs taken over the three-year period ended December 31, 2007.

  Inventory

        We maintain a reserve against certain raw materials that due to age have become obsolete, principally paper and ink. The reserve reduces the cost basis to approximately scrap value unless specific jobs can be identified to use these materials.

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

        Our goodwill is tested for impairment on an annual basis at January 1 of each year or if events occur or circumstances change that would likely cause the fair value of goodwill to be below the carrying value. Each of the our reporting units is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study we perform using the discounted cash flow method and the guideline company approach to estimate the fair values of our reporting units.

        Depreciation on property, plant and equipment is computed using the straight-line method over the assets' estimated useful lives, or when applicable, the terms of the leases, if shorter. Amortization of capitalized software development costs is recorded based on a useful like of one to five years beginning at the respective release date. Intangible assets other than goodwill, which include trademarks, a customer base and a non-compete agreement, are amortized over the terms of the related agreements or life of the intangible asset. Deferred financing costs are amortized over the terms of the related financing instruments.

  Income Taxes

        We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. We estimate future taxable income in assessing the need for the valuation allowance. In the event we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period that determination was made

  Defined Benefit Pension Plans

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

        We determined the discount rates using a measurement date of December 31, 2007. The weighted average discount rate assumed in 2007 was 5.75%. We developed our expected long-term rate of return assumption based on historical experience and by evaluating input from the trustee managing the plans' assets. Our expected long-term rate of return on plan assets is based on a target allocation of assets as follows: 60% for equity and 40% for fixed income securities. We assumed returns of 9%-11% for the equity securities and 6.5% for fixed income securities.

  Restructuring Charges

        We evaluate our restructuring charges upon a decision to change business strategy, corporate structure or the way we operate in order to improve future operations. Our typical restructuring charges include severance, facility closure costs, including obligations under facility leases, and asset disposals and impairments, all of which require assumptions in building estimates. As amounts of severance required, assumptions on sublease income and proceeds for assets to be disposed of may change over time, it may or may not be necessary to record additional restructuring charges.

Item 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Qualitative Information

        Our primary exposure to market risks relates to interest rate fluctuations on variable rate debt, which bears interest at the LIBOR rate.

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

Quantitative Information

        At December 31, 2007, 14.3% of our long-term debt held a variable interest rate.

        Based on a hypothetical 10% increase in interest rates, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended December 31, 2007 by approximately $2.0 million.

        For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at December 31, 2007 and does not provide for changes in borrowings that may occur in the future.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Reference is made to the Index to the consolidated financial statements and schedule on Page F-1 for our consolidated financial statements and notes thereto and supplementary schedule.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Annual Report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management's Annual Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company's internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with GAAP and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of its assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of its financial statements in accordance with GAAP, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements.

        Internal control over financial reporting may not prevent or detect misstatements due to its inherent limitations. Management's projections of any evaluation of the effectiveness of internal controls over financial reporting as to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, and in making this assessment, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework in accordance with the standards of the Public Company Accounting Oversight Board (United States).

        The Company's management determined that as of December 31, 2007, the Company's internal controls over financial reporting were effective.

        This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

        No changes were made in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The following table sets forth certain information regarding the directors and executive officers of Vertis.

Name	Age	Positions
Michael T. DuBose	54	Chairman and Chief Executive Officer
Barry C. Kohn	52	Chief Financial Officer
Douglas L. Mann	44	Senior Vice President and General Manager—Advertising Inserts
Charles Miotke	54	President—Direct Marketing
Gary L. Sutula	63	Senior Vice President and General Manager—Premedia
John Colarossi	55	Senior Vice President and General Manager—Vertis Media
John V. Howard, Jr.	46	Chief Legal Officer and Secretary
Richard Guetzloff	49	Senior Vice President and Chief Information Officer
John T. Dillon	69	Director
Anthony J. DiNovi	45	Director
Soren L. Oberg	37	Director
Donald E. Roland	65	Director
Scott M. Sperling	50	Director

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

        Barry C. Kohn was named Chief Financial Officer of Vertis in May 2007. Prior to that, Mr. Kohn served as Chief Financial Officer of United Plastics Group from 2005 to 2006 and Aftermarket Technology Corporation from 1999 to 2004. Prior to his role at Aftermarket, Mr. Kohn held executive positions, including Chief Financial Officer at Grimes Aerospace Company.

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

        Charles Miotke was named President of the Direct Marketing segment of Vertis in January 2008. Prior to that, Mr. Miotke served in senior leadership roles for over nineteen years for Quebecor World, Inc., including serving as vice president of global technology and president of U.S. magazine groups in the last five years. Prior to his time at Quebecor World, Inc., Mr. Miotke worked at Brown Printing Company for more than ten years.

        Gary L. Sutula transitioned to the position of Senior Vice President and General Manager—Premedia in January 2008 from the Chief Information Officer position, which he had held since February 2005. Prior to joining Vertis, Mr. Sutula worked as an independent consultant from 2004 to 2005; served as Chief Operating Officer and Chief Information Officer of gLimit, Inc. from 2003 to 2004; and served as Corporate Senior Vice President and Chief Information Officer at R.R. Donnelley & Sons, Inc. from 1997 to 2003. Mr. Sutula has also served as Vice President and Chief Information Officer at Transamerica Financial Services and Senior Vice President and Chief Information Officer at American Savings Bank (Washington Mutual).

        John Colarossi was named Senior Vice President and General Manager of Vertis Media in January 2007. Prior to joining Vertis, Mr. Colarossi served as president of the aftermarket segment of Aftermarket Technology Corporation from January 2003 to October 2006 and as Chief Operating Officer at Cottman Transmission Systems LLC from February 2000 to November 2002. He has also held management positions at various other companies including Digihut.com and Moran Industries.

        John V. Howard, Jr. was named Chief Legal Officer and Secretary of Vertis in February 2005. In January 2008, Mr. Howard assumed the leadership of the Company's technology business d/b/a the Digital Solutions Group in Boulder, Colorado. In July 2000, Mr. Howard was named Senior Vice President—General Counsel of Vertis, having served as general counsel of several Vertis subsidiaries beginning in 1998. Prior to joining Vertis, Mr. Howard was Counsel and Chief Intellectual Property Counsel for Andersen Worldwide, S.C. in Chicago, the parent entity of Arthur Andersen and Andersen Consulting, in charge of all worldwide intellectual property matters for the Andersen organization. Before leaving for Andersen he was Chief Counsel for Quark, Inc., in Denver, a developer of QuarkXPress, in charge of all worldwide legal matters.

        Richard Guetzloff was named Senior Vice President and Chief Information Officer of Vertis in January 2008. From July 2005 to January 2008, Mr. Guetzloff served as Vice President of Infrastructure Services, Information Technology for Vertis. Prior to joining Vertis, Mr. Guetzloff served as Senior Director of Service Delivery at AB Electrolux beginning in 2004, as a special consultant to ProSoft Consulting, Inc. from 2003 to 2004 and as Senior Director of IT Infrastructure at R.R. Donnelley and Sons Company from 1999 to 2003. He has also held positions at U.S. Cellular Corporation and TDS Telecommunications Corporation.

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

        Anthony J. DiNovi has been a director of Vertis since March 2001 and Vertis Holdings since December 1999. Mr. DiNovi has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1988 and currently serves as Co-President. Mr. DiNovi is currently a Director of American Media Operations, Inc., Dunkin' Brands, Inc., Michael Foods, Inc., Nortek, Inc., and West Corporation as well as various other private companies.

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

        Donald E. Roland has served as a director of Vertis and Vertis Holdings since June 2000 and served as Chairman of the Board from April 2001 to November 2006. From March 2006 to November 2006 he served as non-executive Chairman of the Board of Directors. Mr. Roland was Chief Executive Officer of Vertis from June 2000 until February 2006. Prior to June 2000, Mr. Roland was the President beginning in October 1994 and, starting in June 1995, Chief Executive Officer of TC Advertising, a Vertis subsidiary. Mr. Roland joined TC Advertising in 1983 as Senior Vice President of Operations and became Executive Vice President in 1993. Prior to joining TC Advertising, he was at Times Mirror Press where he held numerous management positions including Director of Computer Graphics and Vice President of Operations. Mr. Roland also serves on the board of the University of Maryland,

Baltimore Foundation, as well as the advisory board of the School of Continuing and Professional Studies, Center for Graphic Communications Management & Technology at New York University, the board of directors of Hess Printing Solutions, and the Board of Trustees of the Hammond Harwood House Association.

        Scott M. Sperling has been a director of Vertis since May 2001 and Vertis Holdings since December 1999. Mr. Sperling has been employed by Thomas H. Lee Partners, L.P. and its predecessor Thomas H. Lee Company since 1994 and currently serves as Co- President. Mr. Sperling is currently a Director of Thermo Fisher Scientific, Inc., Warner Music Group, ProSiebensat.1 Media AG, as well as several private companies.

        The term of office of each executive officer is until a successor is elected and qualified, or until that officer's resignation or removal.

        Each of our directors was elected to hold office until the next annual meeting of our stockholders and until his successor is elected and qualified and subject to his death, resignation, retirement, disqualification or removal.

Audit Committee and Audit Committee Financial Expert

        The Company has established a separate Audit Committee of the Board of Directors. The Company's Board of Directors has determined that it does not have an audit committee financial expert as defined under the regulations of the Securities and Exchange Commission serving on its Audit Committee, and it is not required to do so. Our Board of Directors believes that the current members of the Board of Directors have substantial investment and management experience and significant financial expertise, and as a consequence, are fully capable of discharging their responsibilities as members of the Company's Board of Directors notwithstanding that no current member of the Audit Committee is an "audit committee financial expert" as so defined.

Code of Ethics

        The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and certain other senior financial personnel. The code of ethics can be viewed on our website at www.vertisinc.com.

ITEM 11    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

        The following discussion relates to the compensation of Michael T. DuBose, Vertis' Chairman and Chief Executive Officer; Barry C. Kohn, Vertis' Chief Financial Officer; and the other most highly compensated executive officers of Vertis named in the Summary Compensation Table below (collectively, the "Named Executive Officers") who were employed by the Company at December 31, 2007.

Compensation Philosophy

        The general philosophy of the Company's executive compensation program is to attract and retain talented management while ensuring that the Named Executive Officers are compensated in a way that advances the interests of shareholders. To that end, the compensation program provides the Named Executive Officers with incentives to enhance the growth and profitability of the Company. The program is designed to reward both individual and collective achievement, with emphasis placed on year-over-year improvement, closely aligning the interests of management with the interests of shareholders. This is accomplished by emphasizing short-term reward opportunities, which are measured by annual EBITDA improvements and by each Named Executive Officer's individual accomplishments that support EBITDA growth.

Compensation Program Components

        The compensation of the Company's Named Executive Officers is comprised of the following primary elements:

  •
  base salary,
  •
  annual cash incentive awards,
  •
  discretionary cash bonuses,
  •
  equity based compensation,
  •
  retirement and other benefits,
  •
  perquisites and other personal benefits and
  •
  severance upon termination or change-in-control.

        Each of these components is designed to be consistent with the Company's compensation philosophy and to achieve the goals described above. The following is a discussion of each compensation component and the items considered when determining the level of each component to be provided to each of the Named Executive Officers. See the Summary Compensation Table for the amounts of compensation by component for each Named Executive Officer.

  Base Salary

        In reviewing and approving the base salaries of the Named Executive Officers, the Company considers the terms of any employment contract with the executive; the recommendations of the Chief Executive Officer (except in the case of his own compensation, which is determined by the Board of Directors ("the Board")); a determination of what other companies might pay the executive for his or her services; the executive's experience; and a subjective assessment of the nature of the executive's performance and contribution to the Company. In 2004, the Company retained the services of an independent compensation consulting firm to benchmark key positions throughout the company. The survey conducted by the consulting firm considers such variables as geographic location, annual revenues for each business unit, and standard industry classification. Base pay levels for the Named Executive Officers are reviewed annually to ensure they remain competitive and appropriate within our industry and various geographic locations. The Company utilizes various independent survey sources when performing its review, comparing its current pay practices to the survey data. The predominant survey utilized in 2007 was the CompAnalyst survey tool which is published electronically. The survey tool allows data segmentation by industry classification, geographically, and by annual revenues.

  Annual Cash Incentive Compensation

        In 2007, key management, including the Named Executive Officers, participated in the Management Incentive Compensation Plan (the "MICP"), formerly known as the Executive Incentive Plan, or EIP. The purpose of the MICP is to drive superior performance, ensure alignment between management and shareholder objectives and to provide a meaningful reward for exceptional results. In reviewing and approving the annual cash incentive compensation of the Named Executive Officers, the Board considers the overall Company performance as compared to the prior fiscal year, the Named Executive Officer's own performance as measured against their individual objectives and the extent to which the Company achieved its overall financial goals. Financial goals are based upon the Company's EBITDA. For certain of the Named Executive Officers, the goals may also have a component that is based upon a particular segment's EBITDA performance. If performance for the year is below minimum targeted Company EBITDA levels, no cash incentive is typically awarded. However, the Board may make exceptions in the case of extraordinary individual achievement. If the Company's or the respective segment's targeted performance for the year is met or exceeded, each Named Executive Officer receives a formula-based payout. The formula is comprised of an individual performance factor, the Named Executive Officer's target bonus percentage of pay, and a factor reflecting the level of Company achievement against performance goals. The Chief Executive Officer establishes individual performance goals for each Named Executive Officer other than himself. The Board establishes the individual objectives for the Chief Executive Officer. All goals and awards are subject to review and approval by the Board.

        Under the MICP the target bonus for each Named Executive Officer, expressed as a percentage of base salary was 75% for Mr. DuBose and 50% for Messers. Kohn, Colatriano, Mann and Howard. Bonuses are paid at these targets if all plan goals, both individual and company, are achieved. Awards can rise to 200% of the target incentive if the Company exceeds its goals. No payments were made in 2007 or 2006 under the MICP due to the Company's failure to achieve targeted EBITDA goals. However, in 2007, the Board approved a discretionary bonus for a select group of management, including several Named Executive Officers. The Board approved the discretionary bonus in recognition of the aggressiveness of the 2007 financial goals, the tremendous effort involved in implementing the 2007 business strategy to achieve those goals, and the initial successes resulting from that effort. The discretionary bonuses paid to the Named Executive Officers represent 40% to 50% of their target MICP award. The Board also considered the fact that the Company's failure to pay bonuses for the past several years was affecting the Company's ability to retain and motivate current employees and also the Company's ability to attract new talent. The total amount spent on the discretionary bonus awards was approximately one-third of the aggregate target payout under the 2007 MICP. In 2006, the Company paid discretionary cash bonuses of $100,000 each to Mr. Howard and Mr. Tremblay in recognition of performance efforts prior to 2006. The Company did not pay any discretionary cash bonuses to the other Named Executive Officers for performance in 2006.

        Base salary and annual cash incentive compensation are the primary components of the Named Executive Officers' compensation. These components provide the Board the most effective means to reward achievement of the near-term goals, which are appropriate for the Company's current ownership and capital structure. Emphasis on annual EBITDA improvement is consistent with the goals of the Company's debt and equity holders. Differences in the base salary and the MICP target bonus between the CEO and the other Named Executive Officers, as well as between the Named Executive Officers, is directly related to the scope and responsibility of the position and the experience of the executive. The Company believes the base salary and annual cash incentive targets are appropriate based upon our review of available survey data and the fact that we have been actively recruiting for several executive positions throughout 2006 and 2007, and consequently have gained significant insight into the compensation levels paid by companies in similar industries that are faced with challenges similar to Vertis for filling senior management positions.

        In addition, the Named Executive Officers may be provided other forms of compensation, as discussed below, to further align their efforts with those of the shareholders. While these other forms of compensation provide further enhancement to the executives' total compensation package, they do not, individually and collectively, form a significant portion of the Named Executive Officer's compensation

  Equity-Based Compensation

        The Board may, in its full discretion, choose to grant restricted shares of Vertis Holdings to the Named Executive Officers. The Company does not have an established program for the award of restricted shares. Awards are made on a case-by-case basis as determined by the Board. Restricted shares are granted subject to such restrictions as are set forth in the restricted share agreement for each executive. Shares typically do not become vested until immediately prior to a liquidity event ("Liquidity Event"), generally defined as a public offering of our common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities. The number of shares allocated to the Named Executive Officers is governed by a desire to provide a meaningful award in the event of a liquidity event without significantly impacting the level of ownership or control of the Company. In 2007, restricted shares were granted to Mr. Mann. In 2006, restricted shares were granted to Mr. Colatriano, Mr. Howard and Mr. Tremblay. These grants are pursuant to the Restricted Stock Agreements that were entered into as discussed in the "Employment Arrangements with Executive Officers" section.

  Retirement and Other Benefits

  •
  Employee Benefit Plans—The Named Executive Officers are eligible to participate in the same benefit programs made available to other full-time employees of the Company. Such plans include a 401(k) retirement plan with company match, health and welfare plans, short-term disability, life insurance and other programs consistent with similarly situated companies. The level of benefit offered to the Named Executive Officers, with the exception of Mr. DuBose, is consistent with those offered to all other employees who meet the eligibility rules of each plan. Mr. DuBose receives additional benefits in the form of coverage under an additional disability and health insurance policy. The Company purchased these additional policies to satisfy the requirements of Mr. Dubose's employment contract (see "DuBose Employment Agreement"). Such additional medical and disability policies are not offered as part of a structured plan or program intended to provide benefits to other executives.

  •
  Executive Compensation Deferral Program—In 2007 and prior years the Named Executive Officers, in addition to certain other eligible employees, were entitled to participate in the Company's deferred compensation plan. Pursuant to the deferred compensation plan, eligible employees could defer up to 100% of earnings from their base annual salary, annual bonus and commissions. The Company could also, in its sole discretion, credit the account of any participant under the Deferred Compensation Plan, but the Company has not elected to do so. For each plan year for which a Named Executive Officer elected to defer compensation, the Named Executive Officer elected the time and form of payment for that plan year, and such election may not be changed, except as allowed for scheduled in-service withdrawals under the plan. The Named Executive Officer could elect to have a plan year's annual deferral amount paid in a scheduled in-service withdrawal or upon separation from service. For payment by scheduled in-service withdrawal, the Named Executive Officer may elect a lump sum or equal annual installments over 2, 3, 4 or 5 years. For payment upon separation from service, the Named Executive Officer may elect a lump sum or equal annual installments over 5, 10, or 15 years. This program was effectively frozen in 2008. As a result, no Named Executive Officers were provided the opportunity to defer compensation into this plan for the 2008 plan year.

  •
  Frozen Benefit Plans—Several benefit plans were offered to certain Named Executive Officers by companies that were acquired, or merged together to form Vertis, Inc. Eligibility for these programs was generally frozen prior to 2006. Named Executive Officers that participated in these plans prior to the date eligibility was frozen continue to receive benefits under these plans. Such plans include the Company's executive long-term disability plan and a qualified and non-qualified pension plan. The non-qualified pension plan is the Vertis Supplemental Executive Retirement Plan (the "SERP"). Benefits under the SERP are computed by multiplying the participant's average salary for the last five years prior to retirement by a percentage equal to one percent for each year of service up to a maximum of 30 years. Benefits under the SERP are not subject to a deduction for Social Security. Benefits under the SERP are subject to an offset for amounts paid to participants under the Retirement Income Plan as of June 30, 2002, which allowed for discretionary contributions to plan participants and was merged into the Vertis 401(k) plan on July 1, 2002, and for matching contributions under the Vertis 401(k) plan. The qualified pension plan is the Webcraft Retirement Income Plan ("Webcraft RIP"). This plan pays a lump sum equal to the participant's aggregate percentage credits multiplied by the highest five year average annual total compensation. The participant earns a specified amount of percentage credits for each year of employment that increases as the participant ages (1% at age 20 increasing to 10.6% at age 65). Extra credits are earned for compensation above the level counted for Social Security benefits (0% at age 20 increasing to 3.4% at age 65). The Webcraft RIP was frozen at November 30, 1998, and no percentage credits are earned and no compensation is counted after that date. However, the frozen accrued benefit at that date is increased by 3% per year until termination of employment.

  Perquisites and Other Personal Benefits

        The Company provides the Named Executive Officers with perquisites and other personal benefits that the Company believes are reasonable and consistent with its overall compensation program and are targeted to attract and retain superior employees for key positions in the Company. The following perquisites are generally made available to the Named Executive Officers: automobile allowance, 401(k) match, relocation benefits and temporary housing expenses. Additionally, per their respective employment agreements (see "Employment Arrangements with Executive Officers"), Mr. DuBose and Mr. Kohn are compensated for commuting expenses and the taxes associated with this compensation.

  Severance upon Termination or Change-in-Control

        The Named Executive Officers each have provisions in their employment agreements providing for severance upon termination or a change-in-control of the Company. The Company provides the Named Executive Officers with such severance that it believes is reasonable and consistent with its overall compensation program. The Company makes a case-by-case determination of the appropriate severance to provide each of the Named Executive Officers and such determination is reflected in the employment agreement negotiated by the Company with the Named Executive Officer.

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

        The following table sets forth the compensation earned by the Named Executive Officers in the year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings(3)		All Other Compensation Earnings		Total
Michael T. DuBose Chairman and Chief Executive Officer	2007 2006	$750,000 69,231	$275,000				$309,687 1,980	(4) (5)	$1,334,687 71,211
Barry C. Kohn Chief Financial Officer(6)	2007	298,269	117,500				74,081	(7)	489,850
David P. Colatriano(8) Senior Vice President and General Manager—Direct Mail	2007 2006	328,945 312,692	25,000	614,400	$15,312 8,149	(9)	12,870 16,789	(5) (10)	382,127 952,030
John V. Howard, Jr. Chief Legal Officer and Secretary	2007 2006	305,580 295,932		614,400	1,541 810		36,352 16,588	(11) (10)	343,473 927,730
Douglas L. Mann Senior Vice President and General Manager—Advertising Inserts	2007	343,269	155,000	4,800			19,092	(10)	522,161
Stephen E. Tremblay Former Chief Financial Officer(12)	2007 2006	288,254 322,308		865,812	4,037		588,000 18,415	(13) (10)	876,254 1,210,572

(1)
Represents discretionary cash bonuses for the Named Executive Officers which were earned and paid in 2007, as well as a $75,000 signing bonus for Douglas L. Mann pursuant to his employment agreement (see "Mann Employment Agreement").

(2)
Represents grants of restricted shares in 2007 and 2006 with a grant date fair value of $0.64 per share and $20.48 per share, respectively. See Note 16 to the consolidated financial statements included elsewhere in this Annual Report for further discussion of the assumptions used by the Company to determine this fair value in accordance with SFAS 123R.

(3)
Represents the increase in the actuarial present value of the respective Named Executive Officer's benefit under the SERP. As discussed in the preceding "Frozen Benefit Plans" section, the SERP was frozen prior to 2006, therefore Messrs. DuBose, Kohn and Mann are not eligible participants in this plan.

(4)
Represents $155,118 in commuting expenses reimbursed to Mr. DuBose as well as $129,241 to compensate Mr. DuBose for the taxes on this reimbursement, $11,880 for an auto allowance paid to Mr. DuBose and $7,615 contributed to the Company's 401(k) plan for Mr. DuBose. Other compensation for Mr. DuBose also includes $5,833 which represents the 2007 premiums paid by the Company on an executive disability policy and a health insurance policy which cover Mr. DuBose pursuant to his employment agreement (see "DuBose Employment Agreement"). These policies provide coverage to Mr. DuBose in addition to the policies provided generally to other Vertis employees.

(5)
Represents an auto allowance.

(6)
Mr. Kohn was appointed Chief Financial Officer of Vertis in May 2007. See "Kohn Employment Agreement" section for Mr. Kohn's annual base salary. In addition to the compensation described in the table above, Mr. Kohn also received payment from Vertis in the amount of $153,663 in 2007 for consulting services provided prior to his appointment as Chief Financial Officer (see "Item 13—Certain Relationships and Related Transactions and Director Independence").

(7)
Represents $32,988 in commuting expenses reimbursed to Mr. Kohn as well as $24,891 to compensate Mr. Kohn for the taxes on this reimbursement, $8,910 for an auto allowance paid to Mr. Kohn and $7,292 contributed to the Company's 401(k) plan for Mr. Kohn.

(8)
Mr. Colatriano left the Company on January 25, 2008.

(9)
Represents the increase in the actuarial present value of Mr. Colatriano's benefit under the SERP. Mr. Colatriano also participates in the Webcraft Retirement Income Plan, under which the actuarial present value of his benefit decreased in 2006 by $1,634. This amount is not included in the summary compensation table above.

(10)
Represents an auto allowance and an amount contributed to the Company's 401(k) plan for the Named Executive Officer.

(11)
Represents $19,979 in relocation expenses, $11,880 for an auto allowance paid to Mr. Howard and $4,493 contributed to the Company's 401(k) plan for Mr. Howard.

(12)
Mr. Tremblay resigned his position as Chief Financial Officer in May 2007.

(13)
Represents $564,500 in severance accrued for Mr. Tremblay in accordance with his transition agreement as discussed in the "Tremblay Severance Arrangement" section, $9,900 for an auto allowance paid to Mr. Tremblay, $6,290 contributed to the Company's 401(k) plan for Mr. Tremblay and a $7,310 lump-sum payment Mr. Tremblay received from the SERP upon his separation from the Company.

        The following table summarizes the grants in the year ended December 31, 2007 under our equity based compensation plan (see "Equity-Based Compensation" section).

Grants of Plan-Based Awards

					All Other Stock Awards: Number of Shares of Stock or Units (#)(2)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
						Grant Date Fair Value ($)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Michael T. DuBose		$562,500	$562,500	$1,125,000
Barry C. Kohn		235,000	235,000	470,000
David P. Colatriano(4)		162,225	162,225	324,450
John V. Howard, Jr.		153,530	153,530	307,060
Douglas L. Mann	February 23, 2007				7,500	4,800
		200,000	200,000	400,000
Stephen E. Tremblay(5)

(1)
These amounts represent the potential bonus payments set forth in the Company's MICP assuming bonus targets under the MICP, which are based upon the percentages of the achievement of an internally calculated pro forma EBITDA measure, are met. The bonus targets under the MICP were not met for the year ended December 31, 2007 and therefore the Named Executive Officers were not paid these bonuses. Several Named Executive Officers were, however, paid a discretionary bonus in 2007, which is included in the Summary Compensation Table. Discretionary bonuses are paid from time to time with approval from the Board.

(2)
Represents the number of shares of restricted stock granted to the Named Executive Officer on the respective grant date.

(3)
The grant date fair value of the restricted shares granted in 2007 was $0.64 per share. See Note 16 to the consolidated financial statements included elsewhere in this Annual Report for further discussion of the assumptions used by the Company to determine this fair value in accordance with SFAS 123R.

(4)
Mr. Colatriano left the Company on January 25, 2008.

(5)
Mr. Tremblay resigned from the Company in November 2007, therefore there is no estimated future payout for him under the Company's MICP.

Employment Arrangements and Other Agreements with Executive Officers

        DuBose Employment Agreement.    The Company entered into an employment agreement with Michael T. DuBose effective as of November 28, 2006 (as amended to date, the "DuBose Agreement"), pursuant to which Mr. DuBose currently serves as Chief Executive Officer and Chairman of the Board. The DuBose Agreement may be terminated by either Mr. DuBose or the Company at any time for any reason. Under the DuBose Agreement, Mr. DuBose receives an annual base salary, as adjusted by the Board, and various employment benefits. In 2007, Mr. DuBose received an annual base salary of $750,000. The DuBose Agreement also provides that Mr. DuBose will receive an annual bonus targeted at not less than 75% of his base salary (assuming bonus targets under the MICP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals. Additionally, the DuBose Agreement provides that Mr. DuBose receive certain fringe benefits, including an automobile allowance, relocation reimbursement, temporary housing, commuting expense reimbursements, tax gross-up and insurance. Additionally, the Company shall purchase and maintain through December 31, 2014, a single-family policy equivalent in all material aspects to the Company's health coverage. This policy shall remain in effect even upon Mr. DuBose's termination from the Company. The Company entered into a Restricted Stock Agreement with Mr. DuBose effective January 7, 2008 pursuant to which Mr. DuBose received a grant of 600,000 restricted shares of common stock of Vertis Holdings.

        Kohn Employment Agreement.    The Company entered into an employment agreement with Barry C. Kohn effective as of December 18, 2007 (as amended to date, the "Kohn Agreement"), pursuant to which Mr. Kohn currently serves as Chief Financial Officer. The Kohn Agreement may be terminated by either Mr. Kohn or the Company at any time for any reason. Under the Kohn Agreement, Mr. Kohn receives an annual base salary, as adjusted by the Board, and various employment benefits. In 2007, Mr. Kohn's annual base salary was $470,000, of which he received a pro rated salary of $298,269. The Kohn Agreement also provides that Mr. Kohn will receive an annual bonus targeted at not less than 50% of his base salary (assuming bonus targets under the MICP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals. Additionally, the Kohn Agreement provides that Mr. Kohn receive certain fringe benefits, including an automobile allowance, relocation reimbursement, temporary housing, commuting expense reimbursements and tax gross-up. The Company entered into a Restricted Stock Agreement with Mr. Kohn effective February 5, 2008 pursuant to which Mr. Kohn received a grant of 250,000 restricted shares of common stock of Vertis Holdings.

        Colatriano Employment Agreement.    The Company entered into an employment agreement with David P. Colatriano, effective August 15, 2003 (the "Colatriano Agreement"), pursuant to which Mr. Colatriano served as Senior Vice President and General Manager for Direct Mail. Under the Colatriano Agreement, Mr. Colatriano received an annual base salary, as adjusted by the Board, and various employment benefits. In 2007, Mr. Colatriano received a base salary of $328,945. The Colatriano Agreement also provides an annual bonus targeted at 50% of his base salary (assuming bonus targets under the MICP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals. Additionally, the Colatriano Agreement provides that Mr. Colatriano receive certain fringe benefits, including participation in the SERP. The Company entered into a Restricted Stock Agreement with Mr. Colatriano effective May 20, 2004 pursuant to which Mr. Colatriano exchanged certain options to purchase shares of the common stock of the Company for 6,683 restricted shares of common stock of Vertis Holdings. Additionally, Mr. Colatriano received a grant of 30,000 restricted shares of common stock of Vertis Holdings pursuant to a Restricted Stock Agreement effective March 6, 2006. Mr. Colatriano terminated his service with the Company on January 25, 2008 (the "Colatriano Date of Separation"). On the Colatriano Date of Separation, Mr. Colatriano forfeited all of the restricted shares of common stock of Vertis Holdings previously issued to him.

        Howard Employment Agreement.    The Company entered into an employment agreement with John V. Howard, Jr., effective August 31, 2003 (as amended to date, the "Howard Agreement"), pursuant to which Mr. Howard currently serves as Chief Legal Officer and Secretary. The Howard Agreement may be terminated by either Mr. Howard or the Company at any time for any reason. Under the Howard Agreement, Mr. Howard receives an annual base salary, as adjusted by the Board, and various employment benefits. In 2007, Mr. Howard received a base salary of $305,580. The Howard

Agreement also provides that Mr. Howard receive an annual bonus targeted at not less than 50% of base salary (assuming bonus targets under the MICP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals. Additionally, the Howard Agreement provides that Mr. Howard receive certain fringe benefits, including participation in the SERP. The Company entered into a Restricted Stock Agreement with Mr. Howard effective May 20, 2004 pursuant to which Mr. Howard exchanged certain options to purchase shares of the common stock of the Company for 6,610 restricted shares of common stock of Vertis Holdings. Mr. Howard also received a grant of 30,000 restricted shares of common stock of Vertis Holdings pursuant to a Restricted Stock Agreement effective March 6, 2006.

        Howard Relocation Agreement.    The Company is party to an agreement with an independent relocation company (the "Buyer") whereby eligible employees receive certain relocation assistance and related services. John V. Howard, Jr. received approximately $0.4 million under a relocation real estate purchase and sale agreement with the Buyer dated December 26, 2007 (the "Howard Relocation Agreement"). Under the Howard Relocation Agreement, the Buyer paid to Mr. Howard and his spouse an equity advance for their personal residence in the amount of approximately $0.9 million (the "Purchase Price") plus relocation expenses, funded by the Company, less an outstanding mortgage of approximately $0.5 million as of December 10, 2007. Based on an independent appraisal, the Company believes that the Purchase Price approximated the fair market value of the personal residence. The Buyer will then market the property for resale to an unrelated buyer, and the Company will incur the costs associated with or receive the net proceeds from that resale.

        Mann Employment Agreement.    The Company entered into an employment agreement with Douglas L. Mann effective as of January 12, 2007 (the "Mann Agreement") pursuant to which Mr. Mann currently serves as Senior Vice President and General Manager of Advertising Inserts. The Mann Agreement may be terminated by either Mr. Mann or the Company at any time for any reason. Under the Mann Agreement, Mr. Mann receives an annual base salary, as adjusted by the Board, and various employment benefits. Per the Mann Agreement, Mr. Mann's starting annual base salary was $350,000, which was increased to $400,000 in September 2007. In 2007, Mr. Mann received a pro rated salary of $343,269. The Mann agreement also provided that Mr. Mann receive a $75,000 signing bonus. Additionally, the Mann Agreement also provides that Mr. Mann will receive an annual bonus targeted at not less than 50% of his base salary (assuming bonus targets under the MICP, which are based upon the percentages of the achievements of an internally calculated pro forma EBITDA measure, are met) and which can rise to 200% of the target incentive if the Company exceeds its goals. Additionally, the Mann Agreement provides that Mr. Mann receive certain fringe benefits including an automobile allowance. The Company entered into a Restricted Stock Agreement with Mr. Mann effective February 23, 2007 pursuant to which Mr. Mann received a grant of 7,500 restricted shares of common stock of Vertis Holdings.

        Tremblay Employment Agreement.    The Company entered into an employment agreement with Stephen E. Tremblay dated April 22, 1997 (as amended to date, the "Tremblay Agreement"), pursuant to which Mr. Tremblay served as Chief Financial Officer. Under the Tremblay Agreement, Mr. Tremblay received an annual base salary, as adjusted by the Board, and various employment benefits. In 2007, Mr. Tremblay received a base salary of $288,254. The Company entered into a Restricted Stock Agreement with Mr. Tremblay effective May 20, 2004 pursuant to which Mr. Tremblay exchanged certain options to purchase shares of the common stock of the Company for 1,167 restricted shares of common stock of Vertis Holdings. Mr. Tremblay also received a grant of 42,276 restricted shares of common stock of Vertis Holdings pursuant to a Restricted Stock Agreement effective March 6, 2006.

        On May 21, 2007, Mr. Tremblay transitioned from his position as Chief Financial Officer of the Company to Senior Vice President, Corporate Development. In connection with Mr. Tremblay's transition, the Company and Mr. Tremblay entered into a transition agreement effective May 31, 2007. See the 'Tremblay Severance Arrangement" section for a detailed discussion of this transition agreement. Mr. Tremblay terminated his service with the Company on November 16, 2007 ("Tremblay Date of Separation"). On the Tremblay Date of Separation, Mr. Tremblay forfeited all of the restricted shares of common stock of Vertis Holdings previously issued to him.

        The following table sets forth the number of unvested stock awards outstanding at December 31, 2007 for each Named Executive Officer and the market value of such awards.

Outstanding Equity Awards at Fiscal Year-End

	Stock Awards
Name	Type of Award(1)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Michael T. DuBose
Barry C. Kohn
David P. Colatriano	Restricted shares(3)	36,683	23,477
	Rights	2,335	1,494
John V. Howard, Jr.	Restricted shares	36,610	23,430
Douglas L. Mann	Restricted shares	7,500	4,800
Stephen E. Tremblay(4)

(1)
The Company, under the direction of its Board, may grant restricted shares to the Named Executive Officers under the Company's equity based compensation plan. The restricted shares do not become vested until immediately prior to a Liquidity Event as defined in the "Equity-Based Compensation" section. Additionally, certain Named Executive Officers own rights (the "Rights") to shares of common stock subject to a management subscription agreement. These management subscription agreements were entered into in connection with the Company's recapitalization in 1999 with the intent to replace previously issued nonqualified stock options at equivalent economic value.

(2)
In calculating the market value of restricted shares and rights that have not vested as of December 31, 2007, the Company used a value of $0.64 per share, based upon the assumptions used by the Company in accordance with SFAS 123R (See Note 16 to the consolidated financial statements elsewhere in this Annual Report).

(3)
Note that Mr. Colatriano's restricted shares were forfeited in January 2008 on the Colatriano Date of Separation.

(4)
Mr. Tremblay's restricted shares were forfeited on the Tremblay Date of Separation.

        The following table presents detail of the Named Executive Officers' benefits under the Company's defined benefit plans.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)(1)		Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Michael T. DuBose(2)
Barry C. Kohn(2)
David P. Colatriano	Webcraft Retirement Income Plan	18.2	(3)	$42,072
	SERP	21.0		86,193
John V. Howard, Jr.	SERP	9.8		3,200
Douglas L. Mann(2)
Stephen E. Tremblay	SERP	10.7			$7,310	(4)

(1)
The Board has the ability to grant extra years of service under these defined benefit plans at its discretion. As of December 31, 2007, the Board had not granted any extra years of service to the participating Named Executive Officers.

(2)
As discussed in the preceding "Frozen Benefit Plans" section, the SERP was frozen prior to 2006, therefore Messrs. DuBose, Kohn and Mann are not eligible participants in this plan.

(3)
The benefits under the Webcraft Retirement Income Plan were frozen as of April 2005, therefore the number of years of credited service for Mr. Colatriano under this plan is less than his actual number of years of service with the Company.

(4)
Represents a $7,310 lump-sum payment Mr. Tremblay received from the SERP upon his separation from the Company. See further discussion of the rules governing SERP distributions below.

        The Company has two pension plans under which certain of the Named Executive Officers participate: the SERP and the Webcraft RIP. The actuarial valuation methods used for determining the present value of the accumulated benefit under the SERP and the Webcraft RIP are the projected unit credit cost method and the unit credit cost method, respectively. See Note 14 to the Company's consolidated financial statements for further discussion of pension plan assumptions.

        The "Frozen Benefit Plans" section discusses the benefit computation under the SERP and the Webcraft RIP. The optional forms of payment under the SERP are a single life annuity with payments ending upon the death of the Named Executive Officer; a 50% joint and survivor annuity which provides a reduced monthly benefit for the lifetime of the Named Executive Officer, with continuation of the benefit payable to the Named Executive Officer's beneficiary after his death equal to 50% of the benefit received prior to his death; or a 100% joint and survivor annuity which provides a reduced monthly benefit for the lifetime of the Named Executive Officer, with continuation of the benefit payable to the Named Executive Officer's beneficiary after his death equal to 100% of the benefit received prior to his death. The optional forms of payment under the Webcraft RIP are a single life annuity; a joint and survivor annuity where a certain percentage of the Named Executive Officer's benefit is payable to their spouse at the death of the Named Executive Officer; a 10 year certain and life annuity which guarantees payments expiring at the later of the end of 120 monthly payments or the death of the Named Executive Officer; or a lump sum calculated as the actuarial equivalent of the accrued monthly benefit payable at the severance from service date.

        Participants in the SERP are eligible for benefits at age 62 if they retire from the Company after age 55 and have completed at least 15 years of service. The SERP also allows for distribution of benefits upon retirement if the vested value of the participant's benefit is less than $25,000. The Webcraft RIP allows for distribution of benefits upon termination from the Company whereby the benefit is adjusted for the actuarial difference between the date of termination and retirement.

Potential Payments upon Termination or Change-in-Control

        For purposes of the discussion of the Named Executive Officers' severance arrangements, the terms "Cause", "Good Reason" and "Change in Control" have the following meanings:

        "Cause" means termination of the Named Executive Officer by Vertis because of:

  i.
  gross negligence or willful misconduct by the Named Executive Officer in connection with the performance of his duties that is materially injurious to the Company, monetarily or otherwise;

  ii.
  the conviction of the Named Executive Officer by a court of competent jurisdiction for felony criminal conduct; or

  iii.
  a material violation by the Named Executive Officer of the confidentiality provisions of his employment agreement, as amended.

        Unless, in the case of clauses (i) or (iii), the event constituting Cause is curable and has been cured by the Named Executive Officer within ten business days of his receipt of written notice from the Company that an event constituting Cause has occurred and specifying in reasonable detail the actions required to effect a cure. Following a Change in Control, as defined herein, Cause shall only mean clauses (i) or (ii) above.

        "Good Reason" means the occurrence of any of the following events, without the Named Executive Officer's consent (other than in connection with an event constituting Cause):

  i.
  any action by the Company which results in a significant diminution in the Named Executive Officer's position, authority, duties or responsibilities as contemplated by his employment agreement;

  ii.
  a reduction in the Named Executive Officer's annual base salary or annual cash bonus opportunity under the MICP or a failure by the Company to timely pay any portion of the Named Executive Officer's current or deferred compensation;

  iii.
  the Company requiring the Named Executive Officer to be based at an office that is greater than 50 miles from where he is located at such time except for required travel for the Company's business to an extent it is substantially consistent with the business travel obligations which the Named Executive Officer undertook on behalf of the Company prior to a Change in Control; or

  iv.
  failure by the Company to obtain from any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) of all or substantially all of the business and/or assets of the Company an express written assumption and agreement to perform the Named Executive Officer's employment agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken.

        A "Change in Control" shall be deemed to have occurred on the first date after the effective date on which:

  i.
  any Person, as defined below, shall acquire, whether by purchase, exchange, tender offer, merger, consolidation or otherwise, beneficial ownership of securities of the Company constituting fifty percent or more of the combined voting power of the securities of the Company;

  ii.
  any Person shall acquire all or substantially all of the assets of the Company pursuant to a sale, dissolution or liquidation;

  iii.
  any Person shall acquire the ability to appoint or elect a majority of the members of the Board; or

  iv.
  the Designated Investors, as defined below, together with the senior management of the Company, cease to beneficially own at least thirty percent or more of the combined voting power of the securities of the Company.

        For purposes of the preceding sentence, the term "Person" does not include (1) Vertis Holdings, Thomas H. Lee Partners or Thomas H. Lee Equity Fund IV, L.P., Evercore Capital Partners L.P. and each of their respective affiliates (the "Designated Investors"), (2) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its affiliates, (3) an underwriter temporarily holding securities pursuant to an offering of such securities and (4) a corporation owned, directly or indirectly, by the Designated Investors.

        DuBose Severance Arrangement.    The DuBose Agreement contains provisions regarding severance (the "DuBose Severance Arrangement"). If Mr. DuBose leaves the Company absent a Change in Control of the Company, the DuBose Severance Arrangement provides the following payments and benefits:

  •
  if Mr. DuBose's employment is terminated upon his death or disability, the Company will pay to Mr. DuBose or his estate a lump sum equal to any unpaid annual base salary and earned annual bonus for completed fiscal years. In the instance of Mr. DuBose's death, the Company will pay to his estate a cash payment equal to two times the sum of his annual base salary in effect immediately prior to the date of termination and the Applicable Bonus Amount (as defined below). If Mr. DuBose becomes disabled, the Company shall have in place disability insurance, in addition to the Company's standard short term and long term disability policies for all executives, providing a minimum of $20,000 per month of benefits payable to Mr. DuBose or a representative for the period of his disability. In addition, Mr. DuBose or his estate will receive a pro-rata bonus payment. In addition, Mr. DuBose may elect to continue medical, dental, prescription and vision coverage from the Company for himself and his eligible dependents (the "Applicable Healthcare Coverage") in accordance with the continuation of coverage requirements of Internal Revenue Code Section 4980B ("COBRA"), provided that the Company will not require any premium payment for such COBRA coverage greater than the premium for such coverage then being charged for active employees. If such COBRA coverage ends before December 31, 2014, then upon expiration of COBRA coverage the Company will at the Company's expense continue to cover Mr. DuBose and his eligible dependents under the Company's medical, dental, prescription and vision coverages (or substantially equivalent coverage under an alternative arrangement) through December 31, 2014, provided that the Company may charge a premium for such coverages no greater than the premium for such coverages then being charged for active employees. However, this coverage will end before December 31, 2014, for any such person who becomes eligible for coverage under another employer provided health insurance plan or Medicare. In addition, Mr. DuBose and/or his eligible dependents will continue to be covered by the single-family policy purchased by the Company pursuant to the DuBose Employment Agreement, through December 31, 2014 ("the Secondary Policy");

  •
  if the Company terminates Mr. DuBose's employment for Cause or he resigns other than for Good Reason, the Company will pay to him a lump sum equal to any unpaid portion of his annual base salary and earned annual bonus for completed years prior to the date of termination. In addition Mr. DuBose will continue to be covered by the Secondary Policy and may elect the Applicable Healthcare Coverage; and

  •
  if Mr. DuBose's employment is terminated by the Company without Cause, or by Mr. DuBose for Good Reason absent a Change in Control, he will receive a cash payment equal to two times the sum of his (i) annual base salary in effect immediately prior to the date of termination and (ii) the greater of his annual bonus earned under the MICP in the year immediately preceding that in which the date of termination occurs, the annual bonus he would have earned for the fiscal year in which the date of termination occurs absent such termination or the annual target bonus he would have been eligible to earn for the fiscal year in which the date of termination occurs (the greater of these amounts being hereafter referred to as the "Applicable Bonus Amount"). In addition, he will receive a prorated annual bonus equal to the bonus he would have received had he remained employed by the company through the last day of the fiscal year during which the date of termination occurs. The Company shall also pay the cost of providing Mr. DuBose with outplacement services up to a maximum of 5% of the sum of his base salary and Applicable Bonus Amount provided that such services are utilized by Mr. DuBose within six months following the date of termination. In addition Mr. DuBose will continue to be covered by the Secondary Policy and may elect the Applicable Healthcare Coverage.

        Pursuant to the DuBose Severance Arrangement, if Mr. DuBose's employment is terminated within the 13-month period immediately following a Change in Control by the Company other than for Cause or by Mr. DuBose for Good Reason, he will receive a cash payment equal to three times the sum of his (i) annual base salary in effect immediately prior to the date of termination and the Applicable Bonus Amount and (ii) any unpaid portion of his annual base salary and earned annual bonus for completed years prior to the date of termination. In addition, Mr. DuBose will receive a pro-rata bonus payment as well as the cost of Mr. DuBose's applicable outplacement services. Mr. DuBose will also continue to be covered by the Secondary Policy and may elect the Applicable Healthcare Coverage.

        Kohn Severance Arrangement.    The Kohn Agreement contains provisions regarding severance (the "Kohn Severance Arrangement"). If Mr. Kohn leaves the Company absent a change of control of the Company, the Kohn Severance Arrangement provides the following payments and benefits:

  •
  if Mr. Kohn's employment is terminated due to disability or upon his death, the Company will pay to Mr. Kohn or his estate a lump sum equal to any unpaid portion of his annual base salary earned through the date of termination and earned annual bonus for completed years prior to the date of termination. The Company shall also provide to Mr. Kohn and his eligible dependents the Applicable Healthcare Coverage for a period of 18 months following the date of termination, or, if earlier, until the date Mr. Kohn obtains alternative coverage from a subsequent employer. In addition, Mr. Kohn or his estate will receive a pro-rata bonus payment;

  •
  if Mr. Kohn's employment is terminated for Cause, or if Mr. Kohn resigns from the Company for other than Good Reason, the Company will pay to Mr. Kohn a lump sum equal to any unpaid portion of his annual base salary earned through the date of termination and earned annual bonus for completed years prior to the date of termination; and

  •
  if Mr. Kohn's employment is terminated by the Company without Cause or by Mr. Kohn for Good Reason absent a Change in Control, he will receive a cash payment equal to 1.5 times the sum of his (i) annual base salary in effect immediately prior to the date of termination and (ii) the greater of his annual bonus earned under the MICP in the year immediately preceding that in which the date of termination occurs, the annual bonus he would have earned for the fiscal year in which the date of termination occurs absent such termination or the annual target bonus he would have been eligible to earn for the fiscal year in which the date of termination occurs (the greater of these amounts being hereafter referred to as the "Applicable Bonus Amount"). In addition, he will receive a prorated annual bonus equal to the bonus he would have received had he remained employed by the company through the last day of the fiscal year during which the date of termination occurs. The Company shall also provide to Mr. Kohn and his eligible dependents continued participation in the Company's medical, dental, prescription and vision care insurance plans or substantially equivalent coverage under an alternate arrangement at the Company's expense, for a period of 18 months following the date of termination, or, if earlier, until the date Mr. Kohn obtains alternative coverage from a subsequent employer. The Company shall also pay the cost of providing Mr. Kohn with outplacement services up to a maximum of 5% of the sum of his base salary and Applicable Bonus Amount provided that such services are utilized by Mr. Kohn within six months following the date of termination.

        If Mr. Kohn's employment is terminated within the 13-month period immediately following a Change in Control by the Company other than for Cause or by Mr. Kohn for Good Reason, he will receive (i) a cash payment equal to three times the sum of his annual base salary in effect immediately prior to the date of termination and the Applicable Bonus Amount and (ii) any unpaid portion of his annual base salary earned through the date of termination and earned annual bonus for completed years prior to the date of termination. The Company shall also provide to Mr. Kohn and his eligible dependents the Applicable Healthcare Coverage for a period of 36 months following the date of termination, or, if earlier, until the date Mr. Kohn obtains alternative coverage from a subsequent employer. In addition, Mr. Kohn will receive the Pro-rata Bonus payment as well as the cost of Mr. Kohn's Applicable Outplacement Services.

        Colatriano Severance Arrangement.    The Colatriano Agreement contains provisions regarding severance (the "Colatriano Severance Arrangement"). Pursuant to the Colatriano Severance Arrangement, if Mr. Colatriano's employment is terminated by the Company without Cause or if the Company requires that he be based at a location which is more than fifty miles from the office at which he is based at the time of the relocation, he will receive severance pay, in the form of payroll continuation of his annual base salary as of his date of separation for a period of twelve months. If Mr. Colatriano remains unemployed at the end of those payments, he is eligible for a continuation of the severance pay for each month in which he remains unemployed up to a maximum of six months. Mr. Colatriano resigned from the Company on January 25, 2008. See the "Triggering Event" table for the amount of severance accrued by the Company in 2008 for Mr. Colatriano upon his departure.

        Howard Severance Arrangement.    The Howard Agreement contains provisions regarding severance (the "Howard Severance Arrangement"). Pursuant to the Howard Severance Arrangement, if Mr. Howard's employment is terminated by the Company without Cause or by Mr. Howard for Good Reason following a Change in Control of the Company, he will receive a lump sum amount equal to three times the sum of (i) his annual base salary in effect immediately prior to the date of termination and (ii) the greater of his target bonus under the MICP in the year immediately preceding that in which the termination occurs or the annual bonus he would have earned for the fiscal year in which the date of termination occurs absent such termination. In addition, he will receive a prorated annual bonus equal to the bonus he would have received had he remained employed by the company through the last day of the fiscal year during which the date of termination occurs. The prorated bonus shall be determined, as near as practicable, based on actual performance achieved for the fiscal year through the date of termination, expressed as a percentage of targeted performance for that period. Finally, Mr. Howard and his eligible dependents will be entitled to one year of continued medical, dental, prescription and vision care insurance coverages (the "Continued Coverage"). If Mr. Howard resigns or is terminated for Cause, prior to November 1, 2009, he will be required to repay the Company a percentage of the relocation expenses incurred by the Company on his behalf.

        If Mr. Howard leaves the Company absent a Change of Control of the Company, the Howard Severance Arrangement provides the following payments and benefits:

  •
  if Mr. Howard's employment is terminated upon his death or disability, the Company will pay to Mr. Howard or his estate a lump sum equal to earned annual base salary and earned annual bonus for completed fiscal years. In addition, the Company will provide Mr. Howard or his eligible dependents six months of the Continued Coverage and he will then be entitled to elect continuation coverage in accordance with the Internal Revenue Code of 1986 (the "COBRA coverage");

  •
  if the Company terminates Mr. Howard's employment for Cause or he resigns other than for Good Reason, the Company will pay to him a lump sum equal to his annual base salary earned through the date of termination that has not been paid and earned annual bonus prior to the date of termination; and

  •
  if the Company terminates Mr. Howard's employment other than for Cause, death or disability, or he terminates for Good Reason, in addition to the payment of any unpaid amounts of his earned annual base salary and earned annual bonus for completed fiscal years which shall be paid within 30 days of termination, the Company will also pay a cash payment equal to 1.5 times the sum of (i) his annual base salary in effect immediately prior to the date of termination and (ii) the greater of his target bonus under the MICP in the year immediately preceding that in which the termination occurs and the annual bonus he would have earned for the fiscal year in which the date of termination occurs absent such termination. In addition, he will receive a prorated annual bonus equal to the bonus he would have received had he remained employed by the company through the last day of the fiscal year during which the date of termination occurs. The prorated bonus shall be based on the actual results for the completed fiscal year during which the date of termination occurs.

        Also, the Company will (i) provide Mr. Howard and his eligible dependents six months of the Continued Coverage and he will then be eligible for COBRA coverage, and (ii) credit Mr. Howard with an additional year of vesting for purposes of his then outstanding options, which will remain exercisable in accordance with the terms of the applicable option grants and equity plan.

        Mann Severance Arrangement.    The Mann Agreement contains provisions regarding severance. If the Company terminates Mr. Mann's employment for any reason other than Cause, Mr. Mann will receive severance pay in the form of payroll continuation of Mr. Mann's annual base salary for a period of 12 months

        Tremblay Severance Arrangement.    In connection with Mr. Tremblay's transition described in the "Tremblay Employment Agreement" section, the Company and Mr. Tremblay entered into a transition agreement effective May 31, 2007 (the "Tremblay Arrangement"). Pursuant to the Tremblay Arrangement, the Company will provide Mr. Tremblay with eighteen months of severance at his then current salary, a pro-rata portion of his bonus under the MICP based on the number of months in 2007 he was employed by the Company and reimbursement of outplacement services, not to exceed $20,000, if completed within six months of Mr. Tremblay's termination date. Mr. Tremblay resigned from the Company on November 16, 2007. See the "Triggering Event" table for the amount of severance accrued by the Company for Mr. Tremblay upon his departure.

        The following table presents an estimate of severance payments that would be provided to the Named Executive Officers if the applicable triggering event took place on December 31, 2007.

Triggering Event

Name	Termination by the Company Without Cause or Termination by the Executive Officer for Good Reason Following a Change in Control	Termination by the Company Without Cause or Termination by the Executive Officer for Good Reason Absent a Change in Control		Termination by the Company for Cause or by the Executive for Other than Good Reason	Termination Upon Disability		Termination Upon Death
Michael T. DuBose(1)	$4,087,514	$2,775,014		$112,514	$2,602,514	(2)	$2,737,514
Barry C. Kohn	2,150,992	1,087,246			6,246		6,246
David P. Colatriano		346,450	(3)
Douglas L. Mann	400,000	400,000
John V. Howard, Jr.	1,385,932	692,966			2,082		2,082
Stephen E. Tremblay		515,000	(4)

(1)
Mr. DuBose's estimated severance payments include estimates for the Applicable Healthcare Coverage and the Secondary Policy discussed in the "DuBose Severance Arrangement" Section. An estimated 8% annual inflation factor was used by the Company to calculate the future costs of the Applicable Healthcare Coverage and the Secondary Policy through December 31, 2014. The Company used this inflation factor based on a historical and expected trend in medical inflation for plans of similar design and in a similar industry as the Company.

(2)
In the event of Mr. DuBose disability, he shall receive a monthly benefit of $20,000 for the period of his disability, not to extend beyond the date Mr. DuBose turns 65. The amount included in the table above assumes the maximum benefit period under the separate disability policy held by the Company.

(3)
Represents severance accrued for Mr. Colatriano in January 2008 upon his separation from the Company on January 25, 2008 in accordance with the Colatriano Severance Arrangement

(4)
Represents severance accrued for Mr. Tremblay upon his separation from the Company on November 16, 2007 in accordance with the Tremblay Severance Arrangement.

Compensation of Directors

        Michael T. DuBose was the only director of Vertis at December 31, 2007, who was also an executive officer of the Company. Mr. DuBose did not receive any additional compensation for service as a member of the Board. Donald E. Roland is a director of Vertis as well as a non-executive employee of the Company. Mr. Roland did not receive any additional compensation for service as a member of the Board.

        All non-employee directors of Vertis are directly affiliated with either Thomas H. Lee Partners ("THL") or Evercore Capital Partners ("ECP"), two significant shareholders of Vertis Holdings. None of the non-employee directors individually receive any compensation from Vertis for serving on the Board. Vertis, however, entered into consulting agreements with Thomas H. Lee Capital, LLC (an affiliate of THL), THL Equity Advisors IV, LLC (an affiliate of THL) and Evercore Advisor Inc. (an affiliate of ECP), pursuant to which Vertis pays annual fees to these parties in amounts of approximately $220,000, $780,000 and $250,000. In 2007, the payment of these fees was deferred. See "Certain Relationships and Related Transactions."

Compensation Committee Interlocks and Insider Participation

        The Company does not have a compensation committee. Michael T. DuBose, the Company's Chief Executive Officer, serves on the Board and participates in deliberations with the Board regarding compensation of executive officers, other than his own compensation.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

        Vertis is a wholly-owned subsidiary of Vertis Holdings.

        The following table sets forth certain information regarding the beneficial ownership of Vertis Holdings' common stock as of February 29, 2008 for (i) each stockholder who is known by us to beneficially own more than 5% of Vertis Holdings common stock, (ii) each director and executive officer of Vertis and Vertis Holdings, and (iii) all of the directors and executive officers of Vertis and Vertis Holdings as a group.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Ownership(1)	Percentage of Class
Thomas H. Lee Partners L.P. and Affiliates(2) c/o Thomas H. Lee Partners, L.P., 75 State Street, Boston, MA 02109	8,844,938	61.9%
Evercore Capital Partners L.P. and Affiliates(3) 65 East 55th Street, 33rd Floor, New York, NY 10022	2,114,415	14.8%
Michael T. DuBose c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	600,000	4.2%
Barry C. Kohn c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	250,000	1.7%
John Colarossi c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	7,500	*
John V. Howard, Jr. c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	36,610	*
Douglas L. Mann c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	7,500	*
Gary L. Sutula c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	25,668	*
Donald E. Roland(4) c/o Vertis, Inc., 250 West Pratt Street, Baltimore, MD 21201	72,469	*
Anthony J. DiNovi(5) c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, MA 02110	7,166,451	50.2%
Scott M. Sperling(6) c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, MA 02110	7,166,451	50.2%
Soren L. Oberg(7) c/o Thomas H. Lee Partners, L.P., 100 Federal Street, 35th Floor, Boston, MA 02110	7,146,253	50.0%
John T. Dillon(8) c/o Evercore Capital Partners, 55 East 52nd Street, 43rd Floor, New York, NY 10055	2,114,415	14.8%
Neeraj Mital(9) c/o Evercore Capital Partners, 55 East 52nd Street, 43rd Floor, New York, NY 10055	2,114,415	14.8%
All Directors and Executive Officers of Vertis and Vertis Holdings as a group (12 persons)(10)	1,044,217	7.3%

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

(5)
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

(6)
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

(7)
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

(9)
Director of Vertis Holding and Vertis; includes beneficially owned shares in the amount of 925,225 shares of common stock held by Evercore Capital; 222,199 shares of common stock held by Evercore Capital NQ; and 966,991 shares of common stock controlled by EBF. Mr. Mital disclaims beneficial ownership of the shares held by Evercore Capital, Evercore Capital NQ and EBF except to the extent of his pecuniary interest therein. Mr. Mital resigned from his position as a director of Vertis Holdings and Vertis in March 2008.

(10)
Includes 95,204 shares of common stock; rights to 20,466 shares of common stock upon the occurrence of certain sales or liquidation of Vertis Holdings, warrants to purchase 1,269 shares of common stock; and 927,278 shares of restricted stock that vest immediately prior to a Liquidity Event.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        On December 7, 1999, we entered into consulting agreements commencing January 1, 2000 with each of Thomas H. Lee Capital, LLC (an affiliate of Thomas H. Lee Equity Fund IV, LP, a significant stockholder of Vertis Holdings), THL Equity Advisors IV, LLC (an affiliate of Thomas H. Lee Equity Fund IV, LP), and Evercore Advisors Inc. (an affiliate of Evercore Capital Partners, LP, a significant stockholder of Vertis Holdings). Under each agreement, these parties have agreed to provide us with consulting services on matters involving corporate finance, strategic corporate planning and other management skills and services. The annual fees payable to these parties under these agreements amount to approximately $220,000, $780,000 and $250,000, respectively. The payment of these fees was deferred in 2007. Unless otherwise agreed, the consulting agreements with Thomas H. Lee Capital, LLC and THL Equity Advisors IV, LLC expire when certain persons affiliated with THL cease to own at least one third of the number of Vertis Holdings common shares they collectively held immediately after December 7, 1999. The consulting agreement with Evercore Advisors Inc. expires when Evercore Capital Partners, LP and certain of its affiliates cease to own at least one third of the number of Vertis Holdings common shares they collectively held immediately after December 7, 1999. Among our directors of the board, Messrs. DiNovi, Oberg and Sperling are affiliated with THL and Mr. Dillon is affiliated with ECP. See Item 10, "Directors, Executive Officers and Corporate Governance".

        On December 7, 1999, Vertis Holdings issued to certain of its equity investors $100.0 million aggregate principal amount of 12.0% mezzanine notes as part of a unit including warrants to purchase common stock of Vertis Holdings at the time of Vertis Holdings' recapitalization. Effective December 2004, interest will continue to be 13% payable in-kind unless certain conditions set forth in the credit agreement are met. In addition, the Company's indentures include covenants that restrict payments from the Company to Vertis Holdings.

        Prior to Barry Kohn's appointment to Chief Financial Officer in May 2007, Mr. Kohn was engaged by the Company to provide consulting services under a consulting agreement entered into in 2007. Under this agreement, the Company paid Mr. Kohn approximately $0.2 million in consulting fees and expenses in 2007.

        Our audit committee charter requires that the audit committee review and approve all related party transactions and discuss such transactions and their appropriate disclosure in our financial statements with management and the independent auditors.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") for the audit of our consolidated annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other services rendered by Deloitte Entities.

	Year ended December 31,
	2007	2006
	(in thousands)
Audit fees(1)	$1,330	$1,295
Audit-related fees(2)	836	175
Tax fees(3)	60	143

Total fees billed	$2,226	$1,613

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

(2)
Audit-related fees in 2007 consist mainly of $0.1 million in fees for services related to Sarbanes-Oxley Section 404 readiness and $0.7 million in fees related to due-diligence.

(3)
Tax fees primarily consist of fees paid for tax consulting related to some leveraged lease and UK tax issues.

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

        All services provided by Deloitte Entities in fiscal 2007 were pre-approved by the audit committee or its designee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Documents filed as part of this Report:

1.
Consolidated Financial Statements

    The consolidated financial statements required to be filed in this Annual Report on Form 10-K are listed on page F-1 hereof.

  2.
  Financial Statement Schedules

    The financial statement schedule required in this Annual Report on Form 10-K is listed on page F-1 hereof. The required schedule appears on page F-42 hereof.

  3.
  Exhibits

3.1	Restated Certificate of Incorporation of Vertis, Inc.(7)
3.2	Amended and Restated By-Laws of Vertis, Inc.(1)
4.1
Indenture, dated as of June 24, 2002, among Vertis, Inc, (the "Company"), as Issuer, the Company's subsidiaries listed on the signature pages thereof (the "Subsidiary Guarantors") and the Bank of New York, as trustee(1)
4.2	Indenture, dated as of June 6, 2003 (the "Indenture"), among the Company as Issuer, the Subsidiary Guarantors and the Bank of New York, as Trustee.(2)
4.3
U.S. Security Agreement, dated December 7, 1999 and amended and restated as of June 6, 2003, among the Company, the Subsidiary Guarantors, Vertis Holdings, Inc. and certain of its subsidiaries listed on the signature page thereto, and GE Capital, as Collateral Agent(4)
4.4	Indenture, dated as of February 28, 2003, among the Company as Issuer, the subsidiary guarantors listed on the signature pages thereof and the Bank of New York, as Trustee.(7)
10.1
$200,000,000 Credit Agreement dated December 22, 2004 by and among Vertis, Vertis Limited, Vertis Digital Services Limited, General Electric Capital Corporation, GECC Capital Markets Group, Inc., Bank of America, N.A. and the other lenders and credit parties named therein.(5)
10.2
Limited Consent and Amendment No. 1 to Credit Agreement, dated as of October 3, 2005 by and among Vertis, Vertis Limited and Vertis Digital Services Limited, as Borrowers, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders and the other Lenders.(6)
10.3
Amendment No. 2 to Credit Agreement, dated as of November 22, 2005 by and among Vertis and Vertis Digital Services Limited, as Borrowers, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.(6)
10.4
Limited Consent and Amendment No. 3 to Credit Agreement, dated as of December 12, 2005 by and among Vertis and Vertis Digital Services Limited, as Borrowers, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.(6)

10.5
Amendment No. 4 to Credit Agreement, dated as of May 30, 2006 by and among Vertis as Borrower, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.(7)
10.6
Limited Consent and Amendment No. 5 to Credit Agreement, dated as of September 5, 2006 by and among Vertis as Borrower, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.(7)
10.7
Limited Consent and Amendment No. 6 to Credit Agreement, dated as of November 27, 2006 by and among Vertis as Borrower, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, and the other Lenders.(7)
10.8
Receivables Sale and Servicing Agreement dated November 25, 2005 by and among each of the Entities Party Hereto From Time to Time as Originators, Vertis Receivables II, LLC as Buyer and Vertis, Inc. as Servicer.(6)
10.9
Receivables Funding Administration Agreement dated as of November 25, 2005 by and among Vertis Receivables II, LLC, as Borrower, the Financial Institutions Signatory Hereto From Time to Time, as Lenders, and General Electric Capital Corporation, as a Lender, as Swing Line Lender and as Administrative Agent.(6)
10.10	Annex X to Receivables Sale and Servicing Agreement and Receivables Funding Administration Agreement dated as of November 25, 2005.(6)
10.11
First Amendment to Receivables Funding Administration Agreement dated as of September 5, 2006 by and among Vertis Receivables II, LLC, as Borrower, the Financial Institutions Signatory Hereto From Time to Time, as Lenders, and General Electric Capital Corporation, as a Lender, as Swing Line Lender and as Administrative Agent.(7)
10.12	Stock Purchase Agreement dated September 18, 2002 by and among Vertis Holdings and Dean D. Durbin.(3)†
10.13	Stock Purchase Agreement dated September 20, 2002 by and among Vertis Holdings and John V. Howard, Jr.(3)†
10.14	Letter Agreement dated March 29, 2006 by and among Vertis, Vertis Holdings and Donald Roland.(7)†
10.15	Employment Agreement dated August 31, 2003 by and among Vertis, Vertis Holdings and Dean D. Durbin.(4)†
10.16	Employment Agreement dated August 31, 2003 by and among Vertis, Vertis Holdings and John Howard.(4)†
10.17	Memo of Understanding dated November 12, 2004 by and between Vertis and Dean D. Durbin amending Mr. Durbin's Employment Agreement dated August 31, 2003.(5)†
10.18	Employment Agreement dated January 11, 2005 by and between Vertis and Gary L. Sutula.(5)†
10.19	Letter Agreement dated March 9, 2006 amending Employment Agreement dated August 31, 2003 by and among Vertis, Vertis Holdings and Dean D. Durbin.(6)†

10.20	Employment Agreement dated November 28, 2006, by and among Vertis, Vertis Holdings and Michael T. DuBose.(8)†
10.21	Letter Agreement dated January 2, 2007 by and between Vertis and Dean D. Durbin regarding separation from employment.(7)†
10.22	Offer Letter and Business Responsibility Agreement dated January 10, 2007 by and between Vertis and Doug L. Mann.(7)†
10.23	Independent Contractor Agreement dated February 12, 2007, by and between Vertis and Barry C. Kohn(10)
10.24	Letter Agreement dated May 31, 2007 by and between Vertis and Stephen E. Tremblay regarding transition arrangement.(9)
10.25	Letter Agreement dated September 17, 2007 by and among Vertis, Vertis Holdings and John Howard.(10)†
10.26	Letter Agreement dated November 18, 2007, by and among Vertis, Vertis Holdings and Michael T. DuBose.(10)†
10.27	Employment Agreement dated December 18, 2007, by and among Vertis, Vertis Holdings and Barry C. Kohn.(10)†
10.28	Letter Agreement dated January 31, 2008, by and among Vertis, Vertis Holdings and Michael T. DuBose.(10)†
10.29	Letter Agreement dated February 18, 2008, by and among Vertis, Vertis Holdings and Barry C. Kohn.(10)†
10.30	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to Dean D. Durbin.(5)†
10.31	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to John V. Howard, Jr.(5)†
10.32	Restricted Stock Incentive Memo dated April 5, 2004 on behalf of Vertis Holdings, Inc to Donald E. Roland.(5)†
10.33	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Dean D. Durbin.(5)†
10.34	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and John V. Howard, Jr.(5)†
10.35	Restricted Stock Agreement dated May 20, 2004 by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Donald E. Roland.(5)†
10.36	Restricted Stock Agreement dated February 23, 2007, by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and John R. Colarossi(10)†
10.37	Restricted Stock Agreement dated February 23, 2007, by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Doug L. Mann(10)†
10.38	Restricted Stock Agreement dated January 7, 2008, by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Michael T. DuBose(10)†
10.39	Restricted Stock Agreement dated February 5, 2008, by and among Vertis Holdings, Inc., Thomas H. Lee Equity Fund IV, L.P. and Barry C. Kohn (10)†

10.40	Relocation Agreement dated December 26, 2007, by and between John V. Howard and American International Relocation Solutions, LLC.(10)†
10.41	Executive Incentive Plan for Vertis Executives dated March 1, 2005.(6)†
10.42	Employee Incentive Plan for Vertis Executives dated February 1, 2006.(6)†
10.43	Employee Incentive Plan for Vertis Executives dated January 1, 2007.(7)†
10.44	Vertis Holdings, Inc. 1999 Equity Award Plan.(6)†
10.45	Unanimous Written Consent of the Board of Directors of Vertis Holdings, Inc. changing the name of the Equity Award Plan to Vertis Holdings, Inc. 1999 Equity Award Plan.(6)†
10.46	Management Services Agreement dated December 7, 1999 between Thomas H. Lee Capital, LLC and Big Flower Holdings, Inc., predecessor in interest to Vertis Holdings, Inc.(7)
10.47	First Amendment to the Management Services Agreement between Thomas H. Lee Capital, LLC and Big Flower Holdings, Inc., predecessor in interest to Vertis Holdings, Inc. dated July 17, 2007(9)
10.48	Management Services Agreement dated December 7, 1999 between THL Equity Advisors IV, LLC and Big Flower Holdings, Inc., predecessor in interest to Vertis Holdings, Inc.(7)
10.49	First Amendment to the Management Services Agreement between THL Equity Advisors IV, LLC and Big Flower Holdings, Inc., predecessor in interest to Vertis Holdings, Inc. dated April 11, 2007(9)
10.50	Management Services Agreement dated December 7, 1999 between Evercore Advisors, Inc. and Big Flower Holdings, Inc., predecessor in interest to Vertis Holdings, Inc.(7)
10.51	First Amendment to the Management Services Agreement between Evercore Advisors, Inc. and Big Flower Holdings, Inc., predecessor in interest to Vertis Holdings, Inc. dated April 4, 2007(9)
10.52
Limited Consent and Amendment No. 7 to Credit Agreement, dated as of March 30, 2007, by and among Vertis, as Borrower, the other Credit Parties signatory hereto, General Electric Capital Corporation, as a Lender and as Agent for Lenders, the other Lenders, and Crystal Capital Fund, L.P, as a Joint-Lead Arranger.(7)
10.53
Second Amendment, dated March 30, 2007, to (i) that certain Receivables Funding and Administration Agreement, dated as of November 25, 2005 (as amended pursuant to that certain First Amendment dated as of September 5, 2006), among Vertis Receivables II, LLC, as Borrower, the Financial Institutions From Time To Time Party Thereto, as Lenders, and General Electric Capital Corporation, as administrative agent for the Lenders and (ii) that certain Receivables Sale and Servicing Agreement, dated as of November 25, 2005 among Borrower, Vertis, as Servicer, and each of the Entities Party Hereto From Time to Time as Originators.(7)
12.1	Statement re computation of ratios of earnings to fixed charges.(10)
21.1	List of subsidiaries of Vertis, Inc.(10)
31.1	Certification of Michael T. DuBose, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002.(10)

31.2	Certification of Barry C. Kohn, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002.(10)

(1)
Incorporated by reference from the Registrant's registration statement on Form S-4 (No. 333-97721).

(2)
Incorporated by reference from the Registrant's registration statement on Form S-4 (No. 333-106435).

(3)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(4)
Incorporated by from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(5)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

(6)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

(7)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(8)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007

(9)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2007

(10)
Filed herewith.

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

Date: March 31, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ MICHAEL T. DUBOSE Michael T. DuBose	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2008
/s/ BARRY C. KOHN Barry C. Kohn	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008
/s/ JOHN T. DILLON John T. Dillon	Director	March 31, 2008
/s/ ANTHONY J. DINOVI Anthony J. DiNovi	Director	March 31, 2008
/s/ DONALD E. ROLAND Donald E. Roland	Director	March 31, 2008
/s/ SOREN L. OBERG Soren L. Oberg	Director	March 31, 2008
/s/ SCOTT M. SPERLING Scott M. Sperling	Director	March 31, 2008

VERTIS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Vertis, Inc. and subsidiaries:
Baltimore, Maryland

        We have audited the accompanying consolidated balance sheets of Vertis, Inc. and subsidiaries (the "Company"), a wholly-owned subsidiary of Vertis Holdings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder's deficit, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule referred to in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vertis, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The accompanying financial statements have been prepared assuming that Vertis, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring net losses and is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Baltimore, Maryland
March 31, 2008

Vertis, Inc. and Subsidiaries

Consolidated Balance Sheets

In thousands, except per share amounts

As of December 31,	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$6,217	$5,710
Accounts receivable	84,267	139,426
Inventories	42,776	48,227
Maintenance parts, net	20,291	22,292
Prepaid expenses and other current assets	10,366	8,578

Total current assets	163,917	224,233
Property, plant and equipment, net	328,026	330,039
Goodwill		246,260
Deferred financing costs, net	9,629	14,838
Other intangible assets	2,659	4,219
Other assets, net	23,935	25,097

Total assets	$528,166	$844,686

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$136,758	$186,638
Compensation and benefits payable	39,733	34,755
Accrued interest	13,889	14,300
Current portion of long-term debt	165,454	5
Other current liabilities	25,784	29,062

Total current liabilities	381,618	264,760
Due to parent	3,277	3,491
Long-term debt	987,118	1,096,036
Other long-term liabilities	31,236	30,482

Total liabilities	1,403,249	1,394,769

Stockholder's deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,689	409,689
Accumulated deficit	(1,279,960)	(953,090)
Accumulated other comprehensive loss	(4,812)	(6,682)

Total stockholder's deficit	(875,083)	(550,083)

Total liabilities and stockholder's deficit	$528,166	$844,686

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Consolidated Statements of Operations

In thousands

Year Ended December 31,	2007	2006	2005
Revenue	$1,365,154	$1,468,661	$1,470,088

Operating expenses:
Costs of production	1,081,612	1,160,392	1,140,582
Selling, general and administrative	152,524	142,916	149,395
Goodwill impairment	246,527
Restructuring charges	10,912	16,001	17,119
Depreciation and amortization of intangibles	57,356	58,788	62,829

Total operating expenses	1,548,931	1,378,097	1,369,925

Operating (loss) income	(183,777)	90,564	100,163

Other expenses:
Interest expense, net	134,644	131,023	128,821
Other, net	7,685	7,337	7,653

Total other expenses	142,329	138,360	136,474

Loss from continuing operations before income taxes and cumulative effect of accounting change	(326,106)	(47,796)	(36,311)
Income tax expense (benefit)	388	(1)	(8,070)

Loss from continuing operations before cumulative effect of accounting change	(326,494)	(47,795)	(28,241)
Discontinued operations:
(Loss) income from discontinued operations	(251)	21,600	(143,389)

Loss before cumulative effect of accounting change	(326,745)	(26,195)	(171,630)
Cumulative effect of accounting change	—	—	(1,600)

Net loss	$(326,745)	$(26,195)	$(173,230)

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Consolidated Statements of Stockholder's Deficit

In thousands, except where otherwise noted

	Shares	Common Stock	Contributed Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2005	1	$—	$409,059	$(753,661)	$(3,958)	$(348,560)
Net loss(1)				(173,230)		(173,230)
Currency translation adjustment(1)					(4,294)	(4,294)
Minimum pension liability adjustment					(420)	(420)

Comprehensive loss						(177,944)

Dividends to parent				(4)		(4)
Capital contributions by parent			660			660
Other			(30)			(30)

Balance at December 31, 2005	1	—	409,689	(926,895)	(8,672)	(525,878)
Net loss				(26,195)		(26,195)
Currency translation adjustment					31	31
Minimum pension liability adjustment					3,208	3,208

Comprehensive loss						(22,956)

Adjustment related to the adoption of SFAS 158					(1,249)	(1,249)

Balance at December 31, 2006	1		409,689	(953,090)	(6,682)	(550,083)
Net loss				(326,745)		(326,745)
Currency translation adjustment					115	115
Defined benefit plan liability adjustment					1,755	1,755

Comprehensive loss						(324,875)
Adjustment related to the adoption of FIN 48				(125)		(125)

Balance at December 31, 2007	1	$—	$409,689	$(1,279,960)	$(4,812)	$(875,083)

(1)
Includes a $1.4 million reclassification adjustment related to a translation gain realized upon the sale of the Company's Europe segment (see Note 4.)

See Notes to Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

In thousands

Year Ended December 31,	2007	2006	2005
Cash Flows from Operating Activities:
Net loss	$(326,745)	$(26,195)	$(173,230)
Adjustments for discontinued operations	251	(21,600)	143,389

Net loss from continuing operations	(326,494)	(47,795)	(29,841)
Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	57,356	58,788	62,829
Amortization of deferred financing costs	7,193	6,306	7,265
Accretion of long-term debt discounts	3,962	3,961	3,961
Goodwill impairment	246,527
Gain on sale leaseback	(2,940)
Cumulative effect of accounting change			1,600
Provision for doubtful accounts	463	942	1,544
Other, net	1,707	2,544	1,532
Changes in operating assets and liabilities (excluding effect of acquisitions and dispositions):
Decrease (increase) in accounts receivable	54,632	9,078	(7,537)
Decrease (increase) in inventories	5,451	5,211	(10,664)
Decrease (increase) in prepaid expenses and other assets	441	2,234	(5,574)
Decrease in accounts payable and other liabilities	(30,551)	(28,033)	(19,263)

Net cash provided by continuing operating activities	17,747	13,236	5,852

Net (loss) income from discontinued operations	(251)	21,600	(143,389)
Change in net assets of discontinued operations held for sale		(23,146)	143,230

Net cash used in discontinued operations	(251)	(1,546)	(159)

Net cash provided by operating activities	17,496	11,690	5,693

Cash Flows from Investing Activities:
Capital expenditures	(63,914)	(46,936)	(40,165)
Software development costs capitalized	(1,303)	(2,049)	(2,032)
Proceeds from sale of property, plant and equipment	576	785	1,021
Proceeds from sale leaseback transaction	10,691
Acquisition of business, net of cash acquired	(203)	(21,017)	(3,430)
Proceeds from sale of discontinued operations, net	1,000	41,071	2,361
Investing activities of discontinued operations			(1,520)

Net cash used in investing activities	(53,153)	(28,146)	(43,765)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	2,574	41,470	21,197
Borrowing under term loan	50,000
Repayments of long-term debt		(34)	(6)
Deferred financing costs	(1,982)	(388)	(1,204)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(14,328)	(21,807)	15,030
Dividends to parent			(4)
(Advances to) distributions from parent	(214)	(480)	1,150
Financing activities of discontinued operations		1,546	3,169

Net cash provided by financing activities	36,050	20,307	39,332
Effect of exchange rate changes on cash	114	31	(2,070)

Net increase (decrease) in cash and cash equivalents	507	3,882	(810)
Cash and cash equivalents at beginning of year	5,710	1,828	2,638

Cash and cash equivalents at end of year	$6,217	$5,710	$1,828

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

        Ownership—The Company is a wholly-owned subsidiary of Vertis Holdings, Inc. ("Vertis Holdings").

        Business—The Company is one of the leading printers of advertising inserts, newspaper products and direct mail services in the United States. The Company operates in two segments: Advertising Inserts and Direct Mail. Additionally, the Company provides other services which will be referred to as "Corporate and Other" for discussion in these financial statements (see Note 21).

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

2.     GOING CONCERN

        The Company's ability to continue as a going concern is uncertain. The primary factors contributing to this uncertainty are twofold: the Company is highly leveraged with a history of recording net losses, mainly due to large interest payments on the Company's long-term debt, and the Company's primary sources of financing, the Credit Facility (as defined in Note 11) and the A/R Facility (as defined in Note 7), both mature in December 2008. The Company will not have sufficient liquidity to make the principal payment on the Credit Facility upon the maturity date unless the Company is able to refinance or replace its existing indebtedness. The Company's ability to continue as a going concern is dependent upon the Company's ability to refinance the Credit Facility and the A/R Facility or obtain alternate financing. The refinancing of these facilities will likely require an agreement with the holders of the Company's notes, as described below. The Company's consolidated financial statements do not include any adjustments that might result from this uncertainty.

        To preserve the Company as a going concern and strengthen the Company's business, management is exploring various alternatives, including refinancing the Credit Facility, obtaining new financing, and/or effectuating a strategic acquisition or merger. Further, the Company's management has engaged in discussions with holders of the Company's 9 3/4% senior secured second lien notes, 10 7/8% senior notes and 13 1/2% senior subordinated notes on the terms of a debt exchange, which would restructure a portion of the Company's debt and provide the Company with increased liquidity. As an option, the debt exchange may be accomplished on a negotiated basis with our lenders through a pre-packaged or pre-arranged bankruptcy restructuring plan. There is no assurance that a debt exchange will be agreed to, and the Company is considering all available options. The Company currently has no plans for asset sales other than excess real estate or in the normal course of business, nor does it foresee any potential discontinued operations.

        While management is committed to pursuing one or more options, due to the factors discussed above, there are doubts about the Company's ability to continue as a going concern, and thus, the Company's ability to realize its assets or satisfy its liabilities in the normal course of business. As part of the Company's strategy to preserve and enhance near-term liquidity, it may elect to forego making the $17.1 million interest payment on the 9 3/4% senior secured second lien notes due on April 1, 2008. Under the terms of the indenture governing these notes, the Company has a thirty-day grace period in which to make this interest payment before it would be an event of default. If the Company elects not to make the interest payments, they will be seeking a waiver from the holders of the notes; to the extent waivers are not received and the interest payments are not made within a thirty-day grace period, it will be an event of default under the indenture. A failure to make the interest payment could result in an election by our lenders to accelerate the Company's indebtedness as well as terminate availability under our Credit Facility. The Company's consolidated financial statements were prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

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

        The Company bills its customers for sales tax calculated on each sales invoice and records a liability for the sales tax payable, which is included in other current liabilities on the Company's consolidated balance sheet. Sales tax billed to a customer is not included in the Company's revenue.

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

        Provision for Doubtful Accounts—The Company maintains allowances for doubtful accounts for estimated losses resulting from the failure of its customers to make payments. The Company estimates the allowance based on historical trends and specific customer risks on a customer-by-customer basis. Amounts are charged against the allowance for doubtful accounts reserve when deemed uncollectible.

        Inventories—Inventories are recorded at the lower of cost or market determined primarily on the first-in, first-out method.

        Maintenance Parts—The Company maintains a supply of maintenance parts, primarily cylinders, drive motors, rollers and gear boxes, which are classified as current assets on the Company's consolidated balance sheets with the long-term portion included in Other assets, net.

        Long-lived Assets—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the assets' estimated useful lives, or when applicable, the terms of the leases, if shorter. Capitalized interest is computed on projects over $0.5 million, if they extend over a period of time, and is calculated using an estimated rate that approximates the interest rate on the Company's revolving credit facility (see Note 11). Capitalized interest is included in the machinery and equipment component of property, plant and equipment (see Note 9) as the larger dollar-value projects primarily represent the rebuilding of press equipment for the Company's internal use.

        The Company evaluates the recoverability of its long-lived assets, including property, plant and equipment and intangible assets, when there are changes in economic circumstances or business objectives that indicate the carrying value may not be recoverable. The Company's evaluations include estimated future cash flows, profitability and estimated future operating results and other factors determining fair value. As these assumptions and estimates may change over time, it may or may not be necessary to record impairment charges. The Company performed an impairment evaluation on its long-lived assets, excluding goodwill, at December 31, 2007, and determined there was no impairment on its other long-lived assets as the undiscounted cash flows exceeded the carrying value of these assets. The Company also tested its goodwill for impairment at this time, the results of which are discussed below and in Note 5.

        Certain direct development costs associated with internal-use software are capitalized, including payroll costs for employees devoting time to the software projects and external costs of material and services by third-party providers. These costs are included in internally developed computer software on the consolidated balance sheet and are being amortized beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

        Intangible assets other than goodwill, which include trademarks, a customer base and a non-compete agreement, are amortized over the terms of the related agreements or life of the intangible asset. Deferred financing costs are amortized over the terms of the related financing instruments.

        Goodwill—Goodwill is accounted for under the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under the provisions of this statement, the Company's goodwill is tested for impairment on an annual basis or if events occur or circumstances change that would likely cause the fair value of the goodwill to be below the carrying value. The Company elected January 1 of each year as the annual test date. Each of the Company's reporting units is tested for impairment by comparing the fair value of the reporting unit with the carrying value of that unit. Fair value is determined based on a valuation study performed by the Company using the discounted cash flow method and the guideline company approach to estimate the fair value of the reporting units. See Note 5 for discussion of the Company's non-cash goodwill impairment charge recorded in the fourth quarter of 2007. See Note 4 for discussion of the Europe impairment loss recorded in 2005. There was no goodwill impairment noted in 2006.

        Income Taxes—Income taxes are accounted for under the asset and liability method as outlined in SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109"). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss and tax credit carryforwards. The Company records net deferred tax assets to the extent they believe these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event the Company were to determine that it would be able to realize its deferred income tax assets in the future in excess of its net recorded amount, the Company would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

        In July 2006, the FASB issued Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of

FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized approximately a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007, balance of stockholder's deficit.

        The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

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

          Long-Term Debt (Excluding Revolving Credit Facility)—The fair value of the senior secured second lien notes, with a principal amount of $350.0 million, approximated $322 million and $361 million at December 31, 2007 and 2006, respectively. The fair value of the senior unsecured notes, with a principal amount of $350.0 million, approximated $213 million and $351 million at December 31, 2007 and 2006, respectively. The aggregate fair value of the remaining debt outstanding at December 31, 2007 and 2006, with a principal amount of $294 million, approximated $87 million and $264 million, respectively. See Note 2 for factors contributing to the decline in the fair value of our long-term debt.

        Asset Retirement Obligations—The Company accounts for asset retirement obligations under SFAS 143, "Accounting for Asset Retirement Obligations", as interpreted by FIN 47, "Accounting for Conditional Asset Retirement Obligations", whereby the Company recognizes a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. The Company recorded a $1.6 million cumulative effect of accounting change for the twelve months ended December 31, 2005 as a result of adopting FIN 47 on December 31, 2005. There were no material changes to the liability recognized for asset retirement obligations in 2006 or 2007, except for normal accretion expense.

        Stock Based Compensation—Employees of the Company participate in Vertis Holdings' 1999 Equity Award Plan (the "Stock Plan"), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards. The Company has options, restricted shares, retained shares and rights outstanding under the Stock Plan at December 31, 2007. The Company accounts for these stock based awards under SFAS No. 123 (revised), "Share-Based Payments" ("SFAS 123R"), which requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the Company's financial statements based on their grant date fair values. The Company adopted SFAS 123R on January 1, 2006, applying the modified prospective transition method outlined in the Statement. The adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations. See Note 16, "Vertis Holdings Share Based Compensation", for further discussion.

        Concentration of Credit Risk—The Company provides services to a wide range of clients who operate in many industry sectors in varied geographic areas. The Company grants credit to all qualified clients and does not believe that it is exposed to undue concentration of credit risk to any significant degree.

        New Accounting Pronouncements—In February 2006, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133 and 140" ("SFAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 was effective for the Company for all financial instruments acquired or issued after January 1, 2007. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an amendment of Statement No. 140" ("SFAS 156"). SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. For subsequent measurements, SFAS 156 permits companies to choose, on a class-by-class basis, either an amortization method or a fair value measurement method. The provisions of this Statement were effective for the Company beginning January 1, 2007. The adoption of this Statement did not have a material impact on the Company's results of operations or financial position.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 clarifies the principle that fair value should be based on the assumption market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this Statement to have a material impact on the Company's results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. If an entity chooses this practice, it shall report unrealized gains and losses on the items for which the fair value option has been elected at each subsequent reporting date. The fair value option may be elected for a single eligible item without electing it for other identical items, with certain exceptions specified in the Statement. Additional disclosures are required for an entity that chooses to elect the fair value option. The provisions of this Statement are effective for the Company on January 1, 2008. Early adoption is permitted under certain circumstances as specified in this Statement. The Company does not expect the adoption of this Statement to have a material impact on the Company's results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting, previously referred to as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer, and requires that they recognize the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141R requires an acquirer to recognize acquisition-related costs and anticipated restructuring costs separately from the business combination. Additionally, SFAS 141R requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition date fair value. The provisions of this Statement are effective for the Company on January 1, 2009. Early adoption is not permitted. The Company is not able to assess at this time the future impact of this Statement on its consolidated financial position or results of operations, however if the Company does not enter into an acquisition in the future, then there is no impact on the Company related to the provisions of this Statement.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest, or minority interest, in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. SFAS 160 requires consolidated net income be reported to include the amounts attributable to both the parent and the noncontrolling interest. Disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the consolidated statement of income. Additionally, SFAS 160 establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The provisions of this statement are effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company does not expect the adoption of this Statement to have a material impact on the Company's results of operations or financial position.

4.     DISCONTINUED OPERATIONS

        On September 8, 2006, the Company entered into an agreement to sell its fragrance business, which included two presses and the Company's fragrance lab and microencapsulation facility, all of which were located in one of the Company's Direct Mail facilities, as well as fragrance receivables, inventory and payables, the fragrance business customer list, certain employees and all intellectual property related to the business. The sale agreement was entered into as the result of a strategic decision by the Company to move away from this line of business and focus its resources on the growth of its other Direct Mail activities.

        Included in the agreement to sell the fragrance business was a transition services agreement (the "Transition Agreement") under which the Company provided services on a subcontracting basis to the purchaser of the fragrance business (the "Purchaser"), utilizing certain assets of the business that was sold. These assets remained at the Company's Direct Mail facility during the time of the Transition Agreement. As of December 31, 2006, the Company has completed its performance of the subcontracting services under the Transition Agreement and the remaining assets of the fragrance business were transferred to the Purchaser's facilities.

        The Company received proceeds of $42.1 million from the sale, resulting in a $21.2 million gain on the sale, which is included in income (loss) from discontinued operations on the consolidated statements of operations. The results of the fragrance business, which had been reported under the Direct Mail segment, have been accounted for as discontinued operations. These results are included in (loss) income from discontinued operations on the consolidated statements of operations. No taxes were recorded for the fragrance business due to pretax losses and tax benefits being offset by deferred tax valuation allowances, see Note 13. Interest was not allocated to discontinued operations as the divestiture of the fragrance business was on a debt-free basis. Select results of this business, are presented in the following table.

	2007		2006		2005
	(in thousands)
Revenue			$26,683		$40,200
Income from operations			1,146		5,401
(Loss) gain on sale of discontinued operations	$(251)	(1)	21,443	(2)

Income from discontinued operations	$(251)		$22,589		$5,401

(1)
In the third quarter of 2007, the Company resolved a dispute with the Purchaser regarding certain matters related to the sale, and recorded a loss of $0.3 million.

(2)
The gain on sale of discontinued operations is net of the costs incurred to sell the fragrance business.

        During the third quarter of 2005, the Company decided to sell the two divisions in its European segment primarily because each had incurred operating losses and neither was deemed a fit within the Company's overall strategy. As a result, the Company accounted for the operations of its European segment as a discontinued operation. The direct mail division of this segment was sold on October 3, 2005 and the premedia division of this segment was sold on December 14, 2005.

        The results of the Company's European segment, which are included in the (loss) income from discontinued operations on the consolidated statements of operations, are presented in the following table. No taxes were recorded in this segment due to pretax losses and tax benefits being offset by deferred tax valuation allowances, see Note 13. Interest was not allocated to discontinued operations as the divestiture of the European business was on a debt-free basis. The 2006 discontinued operations amounts presented in the table below represent adjustments related to the divestiture of the Company's European segment. See the footnotes to the following table for further discussion.

	2006		2005
	(in thousands)
Revenue			$99,982
Loss from operations	$(422)	(1)	(147,238)	(3)
Loss on sale of discontinued operations	(567)	(2)	(1,552)	(4)

Loss from discontinued operations	$(989)		$(148,790)

(1)
Amount represents a payment made to a former employee of the Company's European segment in respect of the employee's termination agreement.

(2)
Amount represents a settlement paid in relation to a lawsuit brought against the Company by one of the European segment's customers.

(3)
Includes $136.2 million of other impairment charges, as discussed below, and write-downs of long-lived assets recorded prior to the sale.

(4)
The loss on sale of discontinued operations is net of the costs incurred to sell the Europe segment.

        As a result of the Company's impairment testing, the Company recorded an impairment loss of $111.2 million at its Europe segment to reduce the carrying value of goodwill to its implied fair value. See Note 3 for discussion of the Company's goodwill accounting policy. In addition, as a result of the conclusion of a direct mail contract within our Europe segment, long-lived assets with a carrying value of $1.2 million were deemed impaired and written off in the second quarter of 2005. The Company also recorded a $23.8 million loss to write-down the carrying value of the remaining long-lived assets of its discontinued operations to their estimated fair values, less cost to sell. These impairment losses are shown as discontinued operations for the year ended December 31, 2005.

5.     RESTRUCTURING AND IMPAIRMENT CHARGES

        In the fourth quarter of 2007, the Company recorded a non-cash charge of $246.5 million to reflect the impairment of goodwill in each of the Company's reporting units. The goodwill impairment was recorded in the following segments: Advertising Inserts, $187.9 million; Direct Mail, $54.6 million; and Corporate and Other, $4.0 million. Impairment in all reporting units was due to a combination of factors including increased uncertainty regarding the Company's liquidity, the decline in the fair value of the Company's debt in the fourth quarter of 2007 and operating performance. The Company estimated the fair value of its reporting units using the discounted cash flow and guideline company approaches. Because the fair value of each of the reporting units, which includes an allocation of the Company's debt, was below its carrying amount including goodwill, the Company performed an additional fair value measurement calculation to determine the amount of the goodwill impairment loss noted above. The Company performed an additional impairment evaluation on the other long-lived assets and determined there was no impairment.

        The Company began a restructuring program in the first quarter of 2007 (the "2007 Program") aimed at streamlining operations to capitalize on operating efficiencies and to reduce overhead, thus reducing the Company's overall cost base, as well as addressing the continuing issue of industry-wide overcapacity. The restructuring actions approved under the 2007 Program include reductions in work force of approximately 275 employees, the closure of an Inserts production facility, the closure of a Direct Mail programming support facility and the vacating of a floor in the Company's corporate office. Costs associated with approved restructuring actions under the 2007 Program were $10.0 million, net of estimated sublease income of $4.1 million, all of which were recorded in 2007. Restructuring actions under the 2007 Program were complete as of December 31, 2007.

        The Company is continuously evaluating the need to implement restructuring programs to rationalize its costs and improve operating efficiency. It is likely that the Company will incur additional restructuring costs in 2008 in an on-going effort to achieve these objectives.

        In the year ended December 31, 2007, under the 2007 Program, the Advertising Inserts segment recorded $1.7 million in severance and related costs associated with the elimination of approximately 150 positions as well as $2.7 million in facility closure costs and $2.8 million in asset write-downs primarily related to the closure of an inserts production facility. The decision to close this inserts facility was made based on an analysis done by the Company to identify areas where consolidation of operations could occur with minimal disruption to Vertis customers. As there are two Advertising Inserts production facilities within close proximity to the facility that was closed, this decision allows for higher utilization of other Vertis presses in the region and lowers overall costs, which should allow the Company to more effectively with competitors in this industry. Advertising Inserts also recorded $0.2 million in additional facility closure costs and $0.3 million in asset write-downs related to the closure of a production facility that took place in 2006. The Direct Mail segment recorded $0.8 million of severance and related costs associated with the elimination of approximately 98 positions and $0.7 million in facility costs, $0.4 million of which represents additional restructuring costs for the closure of a fulfillment facility in 2006 and the remainder of which represents costs associated with the closure of a direct mail programming support facility and an adjustment to the restructuring accrual to reflect the present value of the leases for closed Direct Mail facilities. Corporate and Other recorded $1.2 million in severance and related costs in 2007 associated with the elimination of 15 positions as well as $0.4 million in facility closure costs and $0.1 million in assets written off.

        Included in the 2007 segment restructuring expense are approximately $0.2 million of severance costs related to the elimination of 12 shared services positions and $0.8 million of facilities costs associated with the vacating of a floor in the Company's corporate office, which have been allocated to the segments.

        The Company's 2006 restructuring program (the "2006 Program") included reductions in work force of 537 employees and the closure of one advertising inserts production facility, one inserts sales office, one direct mail fulfillment facility and two premedia production facilities. All approved restructuring actions under the 2006 Program were complete as of December 31, 2006. Costs associated with approved restructuring actions under the 2006 Program were $16.0 million, all of which were recorded in 2006.

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

        Included in the 2006 segment restructuring expense amounts above are $0.9 million of severance costs related to the elimination of 31 shared services positions and facilities costs which represent accretion expense, which have been allocated to the segments.

        In 2005, the Advertising Inserts segment recorded $7.0 million in severance and related costs associated with the elimination of approximately 186 positions and $0.8 million in facility closure costs associated with the closure of two regional offices and one warehouse. The Direct Mail segment recorded $2.0 million in severance and related costs in 2005 associated with the elimination of approximately 33 positions. Corporate and Other recorded $5.1 million in severance and related costs in 2005 associated with the elimination of approximately 91 positions and $1.7 million in facility closure costs associated with the closure of six premedia facilities offset by $0.1 million in gains from the sale of assets related to the closure of one of the premedia facilities. Additionally, $0.7 million in costs were recorded in the first quarter of 2005 related to the amendment of an executive level employment agreement announced in 2004, as discussed below.

        Included in the 2005 segment severance amounts above are approximately $2.5 million of severance costs related to the elimination of approximately 50 shared services positions, which have been allocated to the segments.

        The significant components of the restructuring and asset impairment charges were as follows:

	Severance and Related Costs	Asset Write Off & Disposal Costs	Facility Closing Costs	Other Costs	Total
	(in thousands)
Balance at January 1, 2005	$744	$—	$6,872	$575	$8,191
Restructuring charges in 2005	14,748	(109)	2,480		17,119
Restructuring payments and usage in 2005	(12,572)	109	(3,557)	(575)	(16,595)

Balance at December 31, 2005	2,920	—	5,795	—	8,715
Restructuring charges in 2006	11,128	1,354	3,519		16,001
Restructuring payments and usage in 2006	(10,855)	(1,354)	(4,296)		(16,505)

Balance at December 31, 2006	3,193	—	5,018	—	8,211
Restructuring charges in 2007	3,684	3,297	3,931		10,912
Restructuring payments and usage in 2007	(4,412)	(3,297)	(3,319)		(11,028)

Balance at December 31, 2007	$2,465	$—	$5,630	$—	$8,095

        Accrued restructuring reserves total approximately $8.1 million at December 31, 2007. The Company expects to pay approximately $5.0 million of the accrued restructuring costs during the next year, and the remainder, approximately $3.1 million, by 2014. The portion of this accrual attributable to facility closing costs is recorded net of estimated sublease income at its present value. Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

        The restructuring charges are comprised of the following:

	2007	2006	2005
	(in thousands)
Charges requiring cash payments	$7,615	$14,647	$17,228
(Gain) loss on asset disposals in closed locations	3,297	1,354	(109)

	$10,912	$16,001	$17,119

6.     ACQUISITIONS

        On May 31, 2006, the Company acquired USA Direct, Inc. ("USA Direct") for $21.2 million in cash. The financial results of USA Direct are included in the Company's consolidated financial statements, within the Company's Direct Mail segment, from the date of acquisition. USA Direct is a full-service provider of direct marketing services based in York, Pennsylvania.

        Goodwill arising in connection with the USA Direct acquisition was approximately $8.0 million, calculated as the excess of the purchase price over the fair value of the net assets acquired. This goodwill was subsequently written off in the fourth quarter of 2007 along with the rest of the Company's goodwill, the total of which was deemed to be impaired (see Note 5 for further discussion). However, the Company expects to deduct the full amount of this goodwill for tax purposes, the amount of which will increase the Company's net tax benefit carryforwards (See Note 13). Also purchased in the USA Direct acquisition was a customer base valued at $3.6 million which is being amortized over a period of four years, a non-compete agreement in the amount of $90,000 which is being amortized over its three-year useful term and a trademark valued at $40,000.

        The following unaudited pro forma information reflects the Company's results adjusted to include USA Direct as though the acquisition had occurred at the beginning of 2005.

	Twelve months ended December 31,
	2006	2005
	(in thousands)
Revenue	$1,482,806	$1,499,703
Loss from continuing operations before cumulative effect of accounting change	(48,111)	(25,333)
Net loss	(26,511)	(170,322)

7.     ACCOUNTS RECEIVABLE

        Accounts receivable consisted of the following:

	2007	2006
	(in thousands)
Trade—billed	$41,880	$114,263
Trade—unbilled	38,254	20,522
Other receivables	7,056	7,500

	87,190	142,285
Allowance for doubtful accounts(1)	(2,923)	(2,859)

	$84,267	$139,426

(1)
The Company recorded a provision for doubtful accounts of $0.5 million, $0.9 million and $1.5 million in the twelve months ended December 31, 2007, 2006 and 2005, respectively.

        The Company is party to a three-year agreement, terminating in December 2008 (the "A/R Facility"), to sell substantially all trade accounts receivable generated by the Company's subsidiaries through the issuance of $130 million variable rate trade receivable backed notes. Management has begun discussions with its lenders regarding amendment of the A/R Facility, but has not received any assurance that they will be able to amend this facility.

        Under the A/R Facility the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $1.2 million in both 2007 and 2006, respectively. These proceeds are fully offset by servicing costs.

        The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be advanced at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections. Additional deductions may be made if the Company fails to maintain a consolidated Compliance EBITDA (as defined in Note 11) of at least $180 million for any rolling twelve fiscal month period. In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum Compliance EBITDA of $125 million on a trailing twelve-month basis. There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility. As of December 31, 2007, the Company is in compliance with all targets and covenants under the A/R Facility.

        At December 31, 2007 and 2006, the Company sold accounts receivable in excess of the $130 million A/R Facility and as such $130 million was excluded from accounts receivable on the consolidated balance sheet. At December 31, 2007 and 2006, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $38.6 million and $92.3 million, under the A/R Facility, which is included in Accounts receivable, net on the consolidated balance sheet at allocated cost, which approximates fair value. The proceeds from collections reinvested in securitizations amounted to $1,664.2 million and $1,680.3 million in 2007 and 2006, respectively.

        Fees for the program vary based on the amount of interests sold and LIBOR plus an average margin of 50 basis points. The Company also pays an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances. The loss on sale, which approximated the fees, totaled $6.8 million in 2007, $6.5 million in 2006 and $5.2 million in 2005, and is included in Other, net on the consolidated statement of operations.

8.     INVENTORIES

        Inventories consisted of the following:

	2007	2006
	(in thousands)
Paper	$21,614	$29,858
Ink and chemicals	4,246	3,160
Work in process	3,214	4,439
Finished goods	8,090	5,576
Other	5,612	5,194

	$42,776	$48,227

9.     PROPERTY, PLANT AND EQUIPMENT

        The components and useful lives of property, plant and equipment were:

	Estimated Useful Life (Years)	2007	2006
		(in thousands)
Land		$6,988	$8,361
Machinery and equipment(1)	3 to 15	672,254	646,960
Buildings and leasehold improvements	1 to 40	92,621	91,388
Furniture and fixtures	3 to 10	129,858	113,837
Internally developed computer software	3 to 5	22,109	21,002
Vehicles	3	974	968
Construction in progress and deposits on equipment purchases		13,684	23,988

		938,488	906,504
Accumulated depreciation and amortization		(610,462)	(576,465)

		$328,026	$330,039

(1)
Includes capitalized interest of $11.4 million and $9.4 million at December 31, 2007 and 2006, respectively.

        The Company recorded depreciation of $55.6 million, $57.4 million and $62.0 million in the twelve months ended December 31, 2007, 2006 and 2005, respectively.

10.   OTHER INTANGIBLE ASSETS

        Other intangible assets consisted of the following:

	2007	2006
	(in thousands)
Gross:
Customer base	$3,600	$3,600
Trademarks	3,265	3,265
Non-compete agreement	90	90
Other intangibles	100	100

Total gross other intangibles	7,055	7,055
Accumulated amortization:
Customer base	(1,345)	(497)
Trademarks	(2,903)	(2,256)
Non-compete agreement	(48)	(18)
Other intangibles	(100)	(65)

Total accumulated amortization	(4,396)	(2,836)

	$2,659	$4,219

        The Company recorded amortization of $1.8 million, $1.4 million and $0.9 million in the twelve months ended December 31, 2007, 2006 and 2005, respectively. Scheduled amortization expense for the Company's intangible assets as of December 31, 2007 was:

(in thousands)
2008	$1,292
2009	912
2010	455

$2,659

11.   LONG-TERM DEBT

        Long-term debt consisted of the following in the order of priority:

	2007	2006
	(in thousands)
Revolving credit facility (due December 2008)	$115,454	$112,880
Term loan (due December 2008)	50,000
$350 million 9 3/4% senior secured second lien notes, net of discount (due April 2009)	348,010	346,418
$350 million 10 7/8% senior notes, net of discount (due June 2009)	349,470	349,113
$294 million 13 1/2% senior subordinated notes, net of discount (due December 2009)	289,638	287,625
Other notes		5

	1,152,572	1,096,041
Current portion	(165,454)	(5)

	$987,118	$1,096,036

        The Company entered into a four-year revolving credit agreement (the "Credit Facility") in December 2004. In March 2007, we amended the Credit Facility to provide for availability of

$250 million until December 22, 2008, the maturity date. Under the amended Credit Facility, up to $200 million consists of a revolving credit facility and the remaining $50 million represents a term loan. The Credit Facility also provides for issuances of up to $45 million in letters of credit. There is no repayment of the principal due until maturity. Management has engaged in discussions with its lenders regarding amendments of the Credit Facility, but has not received any assurance that it will be able to further amend this facility, and as such, the balances of the revolving credit facility and the term loan have been classified as current in the Company's consolidated balance sheet.

        At December 31, 2007, the maximum availability under the revolving credit facility is limited to a borrowing base calculated as follows: 85% of the Company's eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company's $130 million trade receivables securitization (see Note 7); the lesser of 55% of the book value of eligible machinery and equipment at owned locations or 100% of the orderly liquidation value-in-place (as defined in the credit agreement); the lesser of 55% of the book value of eligible machinery and equipment at leased locations or 100% of the net orderly liquidation value (as defined in the credit agreement) and 80% of the fair market value of owned real estate. The eligibility of such assets included in the calculation is set forth in the credit agreement. At December 31, 2007, the Company's borrowing base was calculated to be $184.8 million. The Company had approximately $52.6 million available to borrow under the revolving credit facility at December 31, 2007.

        The Credit Facility requires the Company to maintain Compliance EBITDA, as defined below, of $125 million on a trailing twelve-month basis as set forth by the March 2007 amendment to the Credit Facility. At December 31, 2007, the Company's trailing twelve-month Compliance EBITDA as calculated under the credit agreement was $131.9 million. If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility.

        In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances. The agent's right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined below, is in excess of $180 million on a rolling twelve fiscal month basis. The agent is not required to obtain written consent when Compliance EBITDA on a rolling twelve fiscal month basis is less than $180 million. There were no reserves established by the agent that would impair the Company's ability to borrow from the Credit Facility in 2007.

        "Compliance EBITDA" is the Consolidated EBITDA as reflected in Note 21 to these financial statements adjusted for certain items as defined in the Credit Facility.

        The interest rate on the revolving credit facility portion of the Credit Facility is either (a) the US Prime rate, plus a margin which fluctuates based on the Company's senior secured leverage ratio ("Leverage Ratio"), defined as the ratio of senior secured debt to EBITDA, or (b) the LIBOR rate plus a margin that fluctuates based on the Company's Leverage Ratio. The EBITDA amount used in this calculation is not equivalent to the amount included in these financial statements, but rather is net of adjustments to exclude certain items as defined in the credit agreement. The interest rate on the term loan portion of the Credit Facility is the LIBOR rate plus a margin that fluctuates based on the Company's leverage ratio. At December 31, 2007, the margin was 300 basis points above LIBOR for the revolving credit facility and 475 points above LIBOR for the term loan. The Company also pays an unused commitment fee of 50 basis points on the difference between $200 million and the amount of loans and letters of credit outstanding.

        At December 31, 2007, the weighted-average interest rates on the revolving credit facility and the term loan were 8.1% and 9.5%, respectively. The weighted average interest rate on the Credit Facility at December 31, 2006 was 8.3%.

        The Credit Facility, the 9 3/4% senior secured second lien notes (the "9 3/4% Notes"), the 10 7/8% senior notes and the 13 1/2% senior subordinated notes contain customary covenants including restrictions on dividends and investments. In particular, these debt instruments all contain customary high-yield debt covenants imposing limitations on the payment of dividends or other distributions on or in respect of the Company or the capital stock of its restricted subsidiaries. Substantially all of the Company's assets are pledged as collateral for the outstanding debt under the Credit Facility, and, on a second lien basis, the 9 3/4% Notes. All of the Company's debt has customary provisions requiring prepayment in the event of a change in control and from the proceeds of asset sales, as well as cross-default provisions. At December 31, 2007, the Company was in compliance with its debt covenants.

        At December 31, 2007, the aggregate maturities of long-term debt were:

(in thousands)
2008	$165,454
2009	993,495

$1,158,949

12.   LEASES

        Facilities and certain equipment are leased under agreements that expire at various dates through 2017. Rental expense for continuing operations under operating leases for the years ended December 31, 2007, 2006 and 2005, was $26.2 million, $25.6 million, and $25.9 million, respectively.

        At December 31, 2007, minimum annual rentals under non-cancelable operating leases (net of subleases totaling $6.2 million) were:

(in thousands)
2008	$24,742
2009	19,955
2010	17,577
2011	14,283
2012	11,284
Thereafter	6,306

$94,147

        Commitments under the lease agreements also extend in most instances to property taxes, insurance and maintenance. Certain leases contain escalation clauses and extension options.

        On October 1, 2007, the Company sold three of its Direct Mail facilities, consisting of two production facilities and one maintenance facility, for $10.7 million, net of fees and letters of credit, and simultaneously leased these facilities back under three separate lease agreements, ranging from less than one year to ten years, with varying lease terms. The Company has accounted for this transaction as a sale-leaseback. The transaction resulted in a net gain of $7.3 million, $2.7 million of which was recognized up-front and the remainder of which the Company has deferred and is amortizing over the life of each respective lease term. For the year ended December 31, 2007, a $2.9 million gain on this sale-leaseback transaction is included in costs of production on the Company's consolidated statement of operations.

13.   INCOME TAXES

        Income tax (benefit) expense consisted of the following components:

	2007	2006	2005
	(in thousands)
Current:
Federal			$(8,324)
State and foreign	$388	$(1)	254

Total income tax expense (benefit)	$388	$(1)	$(8,070)

        Vertis Holdings files a consolidated Federal income tax return with all of its subsidiaries, including the Company. The components of income tax disclosed above have been allocated to the Company as if the Company had filed a separate consolidated tax return.

        The Company's tax allocation arrangement does not provide for remuneration in years in which the Company has a current taxable loss as in 2007, 2006, and 2005. There are no tax related intercompany balances due to or due from the Company.

        The following is a reconciliation of the U.S. statutory federal income tax rate to the Company's effective tax rates:

	2007	2006	2005
	(percent of pre-tax loss)
Statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income tax benefits	(1.8)
Change in valuation allowance	20.6	30.4	29.4
Goodwill impairment	15.2
Foreign income taxed at other rates	0.0	(2.1)	(0.1)
Adjustment to contingency reserve	0.0	0.0	(23.0)
Officer's life insurance	0.0	(0.7)	(0.4)
Other	1.1	7.4	6.8

Effective tax rate	0.1%	0.0%	(22.3)%

        The tax effects of significant items comprising deferred income taxes were:

	2007	2006
	(in thousands)
Employee benefits	$16,707	$14,564
Net tax benefit carry forwards	183,387	160,843
Accrued expenses and reserves	10,374	7,101
Other deductible differences	21,332

Deferred tax assets	231,800	182,508

Property, plant and equipment	(33,766)	(44,542)
Other taxable differences	(633)	(9,382)

Deferred tax liabilities	(34,399)	(53,924)

Valuation allowance	(197,401)	(128,584)

Net deferred income tax liability	$0	$0

        At the end of 2007 the Company's federal net operating loss carryforwards were $323.9 million. This amount is included in the consolidated Vertis Holdings net operating loss carryforward. The carryforwards expire beginning in 2010 through 2027. The U.S. capital loss carryforward was $100.4 million as of December 31, 2007 and expires in 2011.

        The Company's valuation allowance related to its deferred tax asset, which was $128.6 million at the beginning of 2007, was increased by $68.8 million to $197.4 million at the end of 2007. The valuation allowance reserves all deferred tax assets that will not be offset by reversing taxable temporary differences. This treatment is required under SFAS 109, when in the judgment of management, it is not more likely than not that sufficient taxable income will be generated in the future to realize the deductible temporary differences. The Company's deferred tax assets and tax carryforwards remain available to offset taxable income in future years, thereby lowering any future cash tax obligations. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

        On January 23, 2006, the Company signed a closing agreement with the IRS for tax years 1998 through 2003. The closing agreement received final approval from the Congressional Joint Committee on Taxation on May 16, 2006. During 2006, the Company paid out $1.1 million and received refunds of $0.2 million related to the settlement. During 2007, the Company paid out $0.5 million and received refunds of $0.3 million related to the settlement. The U.S federal return is open for the years 1999 and forward.

        FIN 48, which became effective on January 1, 2007, clarifies the accounting for unrecognized income tax positions. The total amount of unrecognized tax benefits as of the date of adoption was approximately $0.4 million. In addition, accrued interest and penalties amounted to approximately $0.6 million as of the date of adoption.

        A reconciliation of the change in the unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows:

Unrecognized Income Tax Benefits
(in thousands)
Balance at January 1, 2007	$380
Additions for tax positions related to prior years	781
Reductions for tax positions related to prior years	(38)

Balance at December 31, 2007	$1,123

        The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. As of December 31, 2007, the Company had recognized approximately $0.7 million, consisting primarily of interest.

        The Company made income tax payments of $0.1 million, $0.7 million and $0.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

14.   RETIREMENT PLANS

        Defined Benefit Plans—The Company maintains defined benefit plans, including pension and supplemental executive retirement plans. On December 31, 2006, the Company adopted SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) ("SFAS 158"), which required us to recognize the underfunded status of our defined benefit plans in our consolidated balance sheet and to recognize as a component of other comprehensive loss, net of tax, the actuarial gains or losses and prior service costs or credits that have arisen during the period but are not included in our net periodic pension cost.

        Information regarding the defined benefit plans, collectively, is as follows:

	2007	2006	2005
	(in thousands)
Components of net periodic pension cost:
Service cost	$416	$481	$673
Interest cost	2,190	2,218	2,271
Expected return on assets	(1,359)	(1,309)	(1,358)
Net amortization and deferral	711	963	1,155
Settlements and curtailments		873	443

	$1,958	$3,226	$3,184

Changes in benefit obligations:
Benefit obligation at beginning of year	$38,754	$40,788
Service cost	416	481
Interest cost	2,190	2,218
Actuarial loss (gain)	(1,514)	(757)
Benefits paid	(2,663)	(3,403)
Curtailments	(348)	(573)

Benefit obligation at end of year	$36,835	$38,754

Accumulated benefit obligation at end of year	$36,620	$38,276

	2007	2006
	(in thousands)
Changes in plan assets:
Fair value of plan assets at beginning of year	$18,100	$16,602
Actual return on assets	592	1,765
Employer contributions	2,668	3,136
Benefits paid	(2,663)	(3,403)

Fair value of plan assets at end of year	$18,697	$18,100

Funded status of the plan:
Benefit obligation at end of year	$36,835	$38,754
Fair value of plan assets at end of year	18,697	18,100

Unfunded status of the plan at end of year	$18,138	$20,654

Current liabilities	$1,343	$1,086
Long-term liabilities	16,795	19,568

Net amount recognized	$18,138	$20,654

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$(9,069)	$(10,726)
Prior service cost	(672)	(770)

Net amount recognized	$(9,741)	$(11,496)

Changes recognized in other comprehensive loss(1):
Net actuarial gain during the period	$(1,044)
Recognized actuarial loss	(612)
Recognized prior service cost	(99)

Total recognized in other comprehensive loss	$(1,755)

Amounts expected to be recognized in net periodic pension cost in the subsequent year:
Prior service cost	$99	$99
Actuarial loss	425	554

Total	$524	$653

(1)
This is a required disclosure in the years following the adoption of SFAS 158, therefore there is no 2006 disclosure included in the table above.

        The weighted-average assumptions used to determine net periodic pension cost and the Company's benefit obligation were as follows:

	2007	2006	2005
Weighted-average assumptions used to calculate net periodic pension cost:
Discount rate	5.75%	5.50%	5.75%
Expected return on plan assets	7.50%	7.50%	8.75%
Annual compensation increase	3.00%	3.00%	3.00%
Weighted-average assumptions used to determine benefit obligation:
Discount rate	6.00%–6.25%	5.75%
Annual compensation increase	3.00%	3.00%

        The Company expects to make approximately $3.1 million of cash contributions to its pension plans in 2008.

        The Company expects to make the following benefit payments, which reflect expected future service:

(in thousands)
2008	$2,795
2009	2,718
2010	2,335
2011	1,867
2012	2,159
2013–2017	13,559

$25,433

        For the Company's pension plans, the percentage of fair value of plan assets by asset category as of the measurement date are as follows:

	2007	2006
Asset category:
Equity securities	54%	56%
Fixed Income	41%	38%
Cash and cash equivalents	5%	6%

	100%	100%

        The Company's investment strategy for the pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation for each asset class. Target allocations for 2007 are shown in the table below.

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

	100%

        Deferred Compensation—The Company also maintains a deferred compensation plan in which certain members of management may defer up to 100% of their total compensation through the date of their retirement. This plan was frozen in 2008, thus Vertis employees will not be allowed to defer compensation into this plan for the 2008 plan year. Long-term liabilities on the consolidating balance sheet include balances related to this plan of $3.4 million and $4.0 million as of December 31, 2007 and 2006, respectively.

        Defined Contribution Plans—The Company maintains 401(k) and other investment plans for eligible employees. The Company recorded expenses related to these plans of $4.2 million, $3.7 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

15.   STOCKHOLDER'S DEFICIT

        Contributed Capital—In December 2005, in conjunction with the sale of the premedia division of the Vertis Europe segment (see Note 4), Vertis Holdings assigned its rights to a $0.7 million receivable from the Vertis Europe premedia division to Vertis, Inc. as a contribution of capital. This receivable was subsequently written off by Vertis, Inc.

        Vertis Holdings has 700,000 warrants outstanding at December 31, 2007. These warrants are held by the lenders of the senior subordinated credit facility which entitle the holders to purchase one share of Vertis Holdings' stock for $0.01 per share. The warrants are immediately exercisable and expire on June 30, 2011.

        Dividends to Parent—The Company paid approximately $4,000 of cash dividends to Vertis Holdings in 2005. No dividends were paid in 2007 and 2006. The Company's debt instruments contain customary covenants imposing certain limitations on the payment of dividends or other distributions.

        Accumulated Other Comprehensive Loss—The components of accumulated other comprehensive loss at December 31 were:

	2007			2006			2005
	Gross	Tax	Net	Gross	Tax	Net	Gross	Tax	Net
	(in thousands)
Cumulative translation adjustments	$223		$223	$108		$108	$76		$76
Minimum pension liability adjustment							(13,454)	$(4,706)	(8,748)
Defined benefit plans	(9,741)	$(4,706)	(5,035)	(11,496)	$(4,706)	(6,790)

	$(9,518)	$(4,706)	$(4,812)	$(11,388)	$(4,706)	$(6,682)	$(13,378)	$(4,706)	$(8,672)

16.   VERTIS HOLDINGS SHARE BASED COMPENSATION

        Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the "Stock Plan"), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards up to an aggregate of 10 million shares. Vertis Holdings has options, restricted shares, retained shares and rights outstanding under the Stock Plan at December 31, 2007. SFAS 123R requires that share based payments for compensation made by Vertis Holdings to employees of the Company be accounted for in the financial statements of the Company.

        Certain current and former members of the Company's management own shares of common stock subject to retained share agreements (the "Retained Shares"). These retained share agreements were issued in connection with the Company's recapitalization in 1999 (the "1999 Recapitalization") with the intent to replace previously issued incentive stock options at equivalent economic value. The retained share agreements restrict transfers of the Retained Shares unless there is a liquidity event, generally defined as a public offering of Vertis Holdings' common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities ("Liquidity Event"). Additionally, included in the retained share agreements, employees (or their estates) have the right to put ("Put Right") the Retained Shares to the Company for the fair market value of the stock within 90 days of termination due to retirement, disability or death (the "Put Right Period"). Retirement for this purpose is defined as the employee's retirement from the Company at age 65 after at least three years of continuous service. The Retained Shares are considered equity awards under SFAS 123R.

        Certain current and former members of the Company's management own rights (the "Rights") to shares of common stock subject to a management subscription agreement. These management subscription agreements were issued in connection with the 1999 Recapitalization with the intent to replace previously issued nonqualified stock options at equivalent economic value. The management subscription agreements are similar to the retained share agreements discussed above, including the Put Right and the restrictions on transfer. As a result, the Rights held by employees are also considered equity awards under SFAS 123R.

        In 2007, employees holding 16,079 Rights with Put Rights attached left the Company. However, the employees' manner of separation from the Company did not fit the criteria, as discussed above, for them to exercise the Put Right attached to their Rights and therefore the Put Rights were forfeited. As of December 31, 2007, there were 34,018 Retained Shares and Rights that have the Put Rights Available.

        The Company has the ability to issue restricted stock to certain members of management under the Stock Plan. The restricted stock awards do not vest until immediately prior to a Liquidity Event or upon death or disability during employment, and they cannot be transferred until vesting occurs. Additionally, if an employee leaves the Company prior to a Liquidity Event, they forfeit their restricted shares. The probability of each of these events occurring is currently indeterminable, therefore compensation expense will not be recorded by the Company related to the restricted shares until a Liquidity Event takes place, or is probable of occurring, or in the event of a shareholder's death or disability.

        Vertis Holdings issued 20,000 shares of restricted stock and cancelled 158,128 shares of restricted stock in the year ended December 31, 2007, due to forfeiture and employees departure from the Company. The Company estimates the fair value of the restricted stock to be $0.64 per share, based on a fair-value calculation conducted in 2007. At December 31, 2007 there were 208,168 shares of restricted stock outstanding under the Stock Plan.

        The Company also has the ability to issue options to certain members of management under the Stock Plan. At December 31, 2007, there are 2,956 options outstanding under the Stock Plan. These options were fully vested at January 1, 2006 therefore no compensation expense is recorded.

        A summary of activity under the Stock Plan for the twelve months ended December 31, 2007 is as follows:

	Retained Shares	Rights	Restricted Stock(1)	Options(2)
	(thousands of shares)
Outstanding at December 31, 2006	18	31	346	8
Granted			20
Forfeited/ Cancelled		(16)	(158)	(5)

Outstanding at December 31, 2007	18	15	208	3

Nonvested at December 31, 2007			208
Exercisable at December 31, 2007				3

(1)
The weighted-average grant-date fair value of the restricted shares granted in 2007 is $0.64 per share. Prior to 2007, the weighted-average grant-date fair value of restricted shares was $20.48. As of December 31, 2007 there was $3.9 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Stock Plan.

(2)
The weighted-average exercise price of the vested options outstanding at December 31, 2007 is $31.50 per share. The outstanding options have ten-year terms, with 2,063 options expiring in 2009 and the remainder expiring in 2012.

        In 2005, the Company accounted for the Stock Plan under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Approximately $0.1 million of employee compensation cost was reflected in net income for 2005. The following table summarizes the effect of accounting for the awards under the Stock Plan as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," had been applied.

2005
(in thousands)
Net loss:
As reported	$(173,230)
Deduct: total stock-based compensation determined under the fair value based method for all awards, net of tax	(7)

Pro forma	$(173,237)

17.   INTEREST EXPENSE, NET

        Interest expense, net consists of the following:

	2007	2006	2005
	(in thousands)
Interest cost	$125,802	$123,118	$119,359
Amortization of long-term debt discounts	3,962	3,961	3,961
Amortization of deferred financing fees	7,193	6,306	7,265
Capitalized interest	(1,667)	(1,250)	(929)
Interest income	(646)	(1,112)	(835)

	$134,644	$131,023	$128,821

        The Company made interest payments of $126.2 million, $122.9 million and $118.8 million in the years ended December 31, 2007, 2006 and 2005, respectively.

18.   OTHER, NET

        Other, net consists of the following:

	2007	2006	2005
	(in thousands)
A/R Facility fees (see Note 7)	$6,752	$6,529	$5,163
Bank commitment fees	919	804	927
Other expenses	14	4	1,563

	$7,685	$7,337	$7,653

19.   RELATED PARTY TRANSACTIONS

        The Company has consulting agreements with the owners of Vertis Holdings under which these parties have agreed to provide the Company with consulting services on matters involving corporate finance, strategic corporate planning and other management skills and services. The payment of these fees was deferred by the owners of Vertis Holdings in 2007 and therefore a liability for these fees is included in other current liabilities on the consolidated balance sheet. The annual fees payable to these parties under these agreements amount to approximately $1.3 million. The Company paid approximately $1.3 million in fees under these agreements in 2006 and 2005.

        The Company appointed Barry C. Kohn as its Chief Financial Officer in May 2007. Prior to Mr. Kohn's appointment, he was engaged by the Company to provide consulting services under a consulting agreement entered into in 2007. Under this agreement, the Company paid Mr. Kohn approximately $0.2 million in consulting fees and expenses in 2007, which are included in selling, general and administrative expenses on the consolidated statement of operations.

20.   QUARTERLY FINANCIAL INFORMATION—UNAUDITED

        The results of operations for the years ended December 31, 2007 and 2006 are presented below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year Ended December 31, 2007
Revenue	$330,666	$332,130	$319,310	$383,048
Gross profit	49,661	54,930	53,498	75,604
Loss from continuing operations before
cumulative effect of accounting change	(25,200)	(19,727)	(24,641)	(256,926	) (1)
Loss from discontinued operations			(251)
Net loss	(25,200)	(19,727)	(24,892)	(256,926	) (1)
Year Ended December 31, 2006
Revenue	$349,171	$351,167	$352,748	$415,575
Gross profit	58,153	66,315	58,172	74,441
Loss from continuing operations before income
taxes and cumulative effect of accounting change	(20,866)	(4,808)	(18,563)	(3,559)
Loss from continuing operations before cumulative
effect of accounting change	(20,941)	(4,872)	(18,398)	(3,584)
Income (loss) from discontinued operations	1,060	(170)	302	20,408
Cumulative effect of accounting change(2)	(1,654)			1,654
Net (loss) income	(21,535)	(5,042)	(18,096)	18,478

(1)
Includes a $246.5 million non-cash impairment charge to reflect the impairment of goodwill in each of the Company's reporting units (see Note 5 for further discussion)

(2)
First quarter results include the effect of adopting SFAS 123R on January 1, 2006. This amount was reversed in the fourth quarter of 2006.

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

  •
  Direct Mail—provides personalized direct mail products and various direct marketing. This segment previously included the Company's fragrance business, which was sold in the third quarter of 2006. The operational results of the Company's fragrance business are included in discontinued operations for 2006 and 2005. See Note 4 for further discussion.

        In addition, the Company also provides outsourced digital premedia and image content management, creative services for advertising insert page layout and design, and media planning and placement services. These services are included in the table below as "Corporate and Other". Corporate and Other also includes the Company's general corporate costs, which reflect costs associated with the Company's executive officers as well as other transactions that are not allocated to the Company's business segments.

        Following is information regarding the Company's segments:

		2007		2006	2005
		(in thousands)
External Revenue	Advertising Inserts	$910,301		$1,027,724	$1,045,756
	Direct Mail	359,433		329,428	291,131
	Corporate and Other	95,420		111,509	133,201

	Consolidated	$1,365,154		$1,468,661	$1,470,088

Intersegment Revenue	Advertising Inserts	$333		$2,747	$2,661
	Direct Mail	1,425		1,366	2,683
	Corporate and Other	3,433		4,350	5,470

	Consolidated	5,191		8,463	10,814
	Elimination of intersegment sales	(5,191)		(8,463)	(10,814)

	Consolidated revenue	$1,365,154		$1,468,661	$1,470,088

EBITDA	Advertising Inserts	$(94,446)	(1)	$117,884	$125,294
	Direct Mail	(19,850)	(2)	36,565	36,652
	Corporate and Other	(19,810)	(3)	(12,434)	(6,607)

	Consolidated EBITDA	(134,106)		142,015	155,339
	Depreciation and amortization
	of intangibles	57,356		58,788	62,829
	Interest expense, net	134,644		131,023	128,821
	Income tax benefit	388		(1)	(8,070)

	Consolidated loss from continuing operations before cumulative effect of accounting change	$(326,494)		$(47,795)	$(28,241)

Restructuring charges	Advertising Inserts	$7,690		$5,737	$7,804
	Direct Mail	1,462		1,828	2,056
	Corporate and Other	1,760		8,436	7,259

	Consolidated	$10,912		$16,001	$17,119

Depreciation and	Advertising Inserts	$37,009		$39,749	$38,555
amortization of intangibles	Direct Mail	15,097		13,550	14,302
	Corporate and Other	5,250		5,489	9,972

	Consolidated	$57,356		$58,788	$62,829

Additions to long-lived	Advertising Inserts	$24,948		$20,970	$23,900
assets (excluding	Direct Mail	21,464		12,614	7,298
acquisitions)	Corporate and Other	18,805		15,401	10,999

	Consolidated	$65,217		$48,985	$42,197

Identifiable Assets	Advertising Inserts	$324,376		$535,510	$542,958
	Direct Mail	151,799		203,341	183,636 (4)
	Corporate and Other	51,991		105,835	146,045

	Consolidated	$528,166		$844,686	$872,639

Goodwill	Advertising Inserts	$—		$187,867	$187,867
	Direct Mail	—		54,320	46,626
	Corporate and Other	—		4,073	4,073

	Consolidated	$—		$246,260	$238,566

(1)
Includes a $187.9 million non-cash impairment charge to reflect the impairment of Advertising Inserts goodwill (see Note 5 for further discussion).

(2)
Includes a $54.6 million non-cash impairment charge to reflect the impairment of Direct Mail goodwill (see Note 5 for further discussion).

(3)
Includes a $4.0 million non-cash impairment charge to reflect the impairment of Corporate and Other goodwill (see Note 5 for further discussion).

(4)
Includes assets held for sale of $18.6 million.

22.   GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATED FINANCIAL INFORMATION

        The Company has senior notes (see Note 11), which are general unsecured obligations of Vertis, Inc., and guaranteed by certain of Vertis, Inc.'s domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005 are included for (a) Vertis, Inc. (the "Parent") on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

        As of December 31, 2007, the guarantor subsidiaries include Enteron Group LLC, Vertis Mailing LLC, Webcraft LLC, USA Direct LLC and Webcraft Chemicals LLC, all of which are wholly-owned subsidiaries of Vertis, Inc. The operations of Enteron Group LLC are reported in Corporate and Other elsewhere in the financial statements, while the operations of Webcraft LLC and Webcraft Chemicals LLC are reported in the Direct Mail segment. The non-guarantor subsidiary is Laser Tech Color Mexico, S.A. de C.V., which is a wholly-owned subsidiary of Vertis, Inc., and whose operations are included in Corporate and Other elsewhere in the financial statements. The Parent includes the operations of Advertising Inserts as well as some Direct Mail operations and operations reported under Corporate and Other.

        In 2005, the operations of our Europe segment are included in the non-guarantor subsidiaries as discontinued operations.

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

Condensed Consolidating Balance Sheet Information at December 31, 2007

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,805	$2,653	$1,759		$6,217
Accounts receivable, net	71,973	11,969	325		84,267
Inventories	30,007	12,767	2		42,776
Maintenance parts	18,489	1,802			20,291
Prepaid expenses and other current assets	6,341	4,015	10		10,366

Total current assets	128,615	33,206	2,096		163,917
Intercompany receivable	42,231			$(42,231)
Investments in subsidiaries	27,214	850		(28,064)
Property, plant and equipment, net	249,341	78,570	115		328,026
Deferred financing costs, net	9,629				9,629
Other assets, net	21,473	5,121			26,594

Total Assets	$478,503	$117,747	$2,211	$(70,295)	$528,166

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$106,789	$29,958	$11		$136,758
Compensation and benefits payable	33,712	5,976	45		39,733
Accrued interest	13,889				13,889
Current portion of long-term debt	165,454				165,454
Other current liabilities	20,578	5,387	(181)		25,784

Total current liabilities	340,422	41,321	(125)		381,618
Due to parent	3,277	22,211	20,020	$(42,231)	3,277	(1)
Long-term debt, net of current portion	987,118				987,118
Other long-term liabilities	22,769	8,467			31,236

Total liabilities	1,353,586	71,999	19,895	(42,231)	1,403,249
Stockholder's (deficit) equity	(875,083)	45,748	(17,684)	(28,064)	(875,083)

Total Liabilities and Stockholder's (Deficit) Equity	$478,503	$117,747	$2,211	$(70,295)	$528,166

(1)
Represents the amount due to Vertis Holdings

Condensed Consolidating Balance Sheet Information at December 31, 2006

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$554	$4,001	$1,155		$5,710
Accounts receivable, net	123,953	14,830	643		139,426
Inventories	35,321	12,844	62		48,227
Maintenance parts	18,572	3,720			22,292
Prepaid expenses and other current assets	6,921	1,657			8,578

Total current assets	185,321	37,052	1,860		224,233
Intercompany receivable	68,139			$(68,139)
Investments in subsidiaries	55,490	859		(56,349)
Property, plant and equipment, net	254,935	74,958	146		330,039
Goodwill	196,828	49,432			246,260
Deferred financing costs, net	14,838				14,838
Other assets, net	25,350	3,966			29,316

Total Assets	$800,901	$166,267	$2,006	$(124,488)	$844,686

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$154,555	$32,061	$22		$186,638
Compensation and benefits payable	29,564	5,145	46		34,755
Accrued interest	14,300				14,300
Current portion of long-term debt		5			5
Other current liabilities	23,000	5,898	164		29,062

Total current liabilities	221,419	43,109	232		264,760
Due to parent	3,491	48,522	19,617	$(68,139)	3,491	(1)
Long-term debt, net of current portion	1,096,036				1,096,036
Other long-term liabilities	30,038	444			30,482

Total liabilities	1,350,984	92,075	19,849	(68,139)	1,394,769
Stockholder's (deficit) equity	(550,083)	74,192	(17,843)	(56,349)	(550,083)

Total Liabilities and Stockholder's (Deficit) Equity	$800,901	$166,267	$2,006	$(124,488)	$844,686

(1)
Represents the amount due to Vertis Holdings

Condensed Consolidating Statement of Operations

Year ended December 31, 2007

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Revenue	$1,059,932	$308,161	$1,884	$(4,823)	$1,365,154

Operating expenses:
Costs of production	848,654	236,190	1,591	(4,823)	1,081,612
Selling, general and administrative	114,147	38,353	24		152,524
Goodwill impairment	196,828	49,699			246,527
Restructuring charges	9,837	1,075			10,912
Depreciation and amortization of intangibles	45,871	11,442	43		57,356

	1,215,337	336,759	1,658	(4,823)	1,548,931

Operating (loss) income	(155,405)	(28,598)	226		(183,777)

Other expenses (income):
Interest expense, net	134,651	1	(8)		134,644
Other, net	7,685				7,685

	142,336	1	(8)		142,329

Equity in net income of subsidiaries	(28,440)	(9)		28,449
(Loss) income from continuing operations before income taxes	(326,181)	(28,608)	234	28,449	(326,106)
Income tax expense	313		75		388

(Loss) income from continuing operations	(326,494)	(28,608)	159	28,449	(326,494)
Loss from discontinued operations	(251)				(251)

Net (loss) income	$(326,745)	$(28,608)	$159	$28,449	$(326,745)

Condensed Consolidating Statement of Operations

Year ended December 31, 2006

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Revenue	$1,201,282	$272,000	$1,564	$(6,185)	$1,468,661

Operating expenses:
Costs of production	962,523	203,184	870	(6,185)	1,160,392
Selling, general and administrative	111,045	31,819	52		142,916
Restructuring charges	14,662	1,339			16,001
Depreciation and amortization of intangibles	48,362	10,402	24		58,788

	1,136,592	246,744	946	(6,185)	1,378,097

Operating income	64,690	25,256	618		90,564

Other expenses (income):
Interest expense, net	131,106	(80)	(3)		131,023
Other, net	7,337				7,337

	138,443	(80)	(3)		138,360

Equity in net income of subsidiaries	47,383			(47,383)
(Loss) income from continuing operations before income taxes	(26,370)	25,336	621	(47,383)	(47,796)
Income tax (benefit) expense	(175)		174		(1)

(Loss) income from continuing operations	(26,195)	25,336	447	(47,383)	(47,795)
Income (loss) from discontinued operations		22,464	(864)		21,600

Net (loss) income	$(26,195)	$47,800	$(417)	$(47,383)	$(26,195)

Condensed Consolidating Statement of Operations

Year ended December 31, 2005

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Revenue	$1,164,835	$307,748	$1,173	$(3,668)	$1,470,088

Operating expenses:
Costs of production	917,296	226,569	385	(3,668)	1,140,582
Selling, general and administrative	116,132	33,231	32		149,395
Restructuring charges	13,317	3,802			17,119
Depreciation and amortization of intangibles	49,383	13,423	23		62,829

	1,096,128	277,025	440	(3,668)	1,369,925

Operating income	68,707	30,723	733		100,163

Other expenses (income):
Interest expense, net	128,807	15	(1)		128,821
Other, net	7,653				7,653

	136,460	15	(1)		136,474

Equity in net loss of subsidiaries	(112,235)	(96,292)		208,527
(Loss) income before income taxes	(179,988)	(65,584)	734	208,527	(36,311)
Income tax (benefit) expense	(8,358)	34	254		(8,070)

(Loss) income from continuing operations before cumulative effect of accounting change	(171,630)	(65,618)	480	208,527	(28,241)
Income (loss) from discontinued operations		5,256	(148,645)		(143,389)
Cumulative effect of accounting change	(1,600)				(1,600)

Net (loss) income	$(173,230)	$(60,362)	$(148,165)	$208,527	$(173,230)

Condensed Consolidating Statement of Cash Flows

Twelve months ended December 31, 2007

In thousands

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
Cash Flows from Operating Activities	$(27,414)	$44,701	$209	$17,496

Cash Flows from Investing Activities:
Capital expenditures	(45,035)	(18,871)	(8)	(63,914)
Software development costs capitalized	(1,303)			(1,303)
Proceeds from sale of property, plant and equipment	537	39		576
Proceeds from sale leaseback transactions	10,691			10,691
Acquisition of business, net of cash acquired		(203)		(203)
Proceeds from sale of discontinued operations, net	1,000			1,000

Net cash used in investing activities	(34,110)	(19,035)	(8)	(53,153)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	2,574			2,574
Borrowings under term loan	50,000			50,000
Deferred financing costs	(1,982)			(1,982)
Decrease in outstanding checks drawn on controlled disbursement accounts	(13,461)	(867)		(14,328)
Other financing activities	25,644	(26,147)	289	(214)

Net cash provided by (used in) financing activities	62,775	(27,014)	289	36,050

Effect of exchange rate changes on cash			114	114

Net increase (decrease) in cash and cash equivalents	1,251	(1,348)	604	507
Cash and cash equivalents at beginning of year	554	4,001	1,155	5,710

Cash and cash equivalents at end of period	$1,805	$2,653	$1,759	$6,217

Condensed Consolidating Statement of Cash Flows

Twelve months ended December 31, 2006

In thousands

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
Cash Flows from Operating Activities	$(24,311)	$36,608	$(607)	$11,690

Cash Flows from Investing Activities:
Capital expenditures	(36,476)	(10,376)	(84)	(46,936)
Software development costs capitalized	(2,049)			(2,049)
Proceeds from sale of property, plant and equipment	776	9		785
Proceeds from sale of subsidiaries, net		41,071		41,071
Acquisition of business, net of cash acquired		(21,017)		(21,017)

Net cash (used in) provided by investing activities	(37,749)	9,687	(84)	(28,146)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	41,470			41,470
Repayments of long-term debt		(34)		(34)
Deferred financing costs	(388)			(388)
Decrease in outstanding checks drawn on controlled disbursement accounts	(20,488)	(1,319)		(21,807)
Other financing activities	41,716	(41,042)	392	1,066

Net cash provided by (used in) financing activities	62,310	(42,395)	392	20,307

Effect of exchange rate changes on cash			31	31

Net increase (decrease) in cash and cash equivalents	250	3,900	(268)	3,882
Cash and cash equivalents at beginning of year	304	101	1,423	1,828

Cash and cash equivalents at end of period	$554	$4,001	$1,155	$5,710

Condensed Consolidating Statement of Cash Flows

Twelve months ended December 31, 2005

In thousands

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated
Cash Flows from Operating Activities	$(36,842)	$48,437	$(5,902)	$5,693

Cash Flows from Investing Activities:
Capital expenditures	(36,238)	(3,927)		(40,165)
Software development costs capitalized	(2,032)			(2,032)
Proceeds from sale of property, plant and equipment and divested assets	794	227		1,021
Proceeds from sale of subsidiaries, net	2,361			2,361
Acquisition of business, net of cash acquired	(3,430)			(3,430)
Other investing activities		(3)	(1,517)	(1,520)

Net cash used in investing activities	(38,545)	(3,703)	(1,517)	(43,765)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facilities	21,197			21,197
Repayments of long-term debt	(6)			(6)
Deferred financing costs	(1,204)			(1,204)
Increase in outstanding checks drawn on controlled disbursement accounts	14,349	681		15,030
Other financing activities	41,058	(45,347)	8,604	4,315

Net cash provided by (used in) financing activities	75,394	(44,666)	8,604	39,332

Effect of exchange rate changes on cash			(2,070)	(2,070)

Net increase (decrease) in cash and cash equivalents	7	68	(885)	(810)
Cash and cash equivalents at beginning of year	297	33	2,308	2,638

Cash and cash equivalents at end of period	$304	$101	$1,423	$1,828

23.   COMMITMENTS AND CONTINGENCIES

        Certain claims, suits and allegations that arise in the ordinary course of business and certain environmental claims have been filed or are pending against the Company. Management believes that all such matters in the aggregate would not have a material effect on the Company's consolidated financial statements.

* * * * *

VERTIS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

In thousands

	Balance at Beginning of Year	Charges (Credits) to Costs and Expenses	Write offs Net of Recoveries	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2007	$2,859	$463	$(399)	$2,923
Year ended December 31, 2006	1,494	942	423 (1)	2,859
Year ended December 31, 2005	3,320	1,544	(3,370)	1,494
Deferred Tax Valuation Allowance
Year ended December 31, 2007	$128,584	$68,817		$197,401
Year ended December 31, 2006	132,531	(3,947)		128,584
Year ended December 31, 2005	40,490	92,041		132,531

(1)
In 2006, recoveries of accounts receivable previously written off were greater than the amount of accounts receivable written off.

QuickLinks

VERTIS, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS
CAUTIONARY STATEMENTS
PART I
  ITEM 1 BUSINESS
  ITEM 1A RISK FACTORS
  ITEM 1B UNRESOLVED STAFF COMMENTS
  ITEM 2 PROPERTIES
  ITEM 3 LEGAL PROCEEDINGS
  ITEM 4 SUBMISSION OF VOTE TO SECURITY HOLDERS
PART II
  ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6 SELECTED FINANCIAL DATA
  ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  ITEM 9A CONTROLS AND PROCEDURES
  ITEM 9B OTHER INFORMATION
PART III
  ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11 EXECUTIVE COMPENSATION
Summary Compensation Table
Grants of Plan-Based Awards
Outstanding Equity Awards at Fiscal Year-End
Pension Benefits
Triggering Event
  ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS
  ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
  ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
VERTIS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Vertis, Inc. and Subsidiaries Consolidated Balance Sheets In thousands, except per share amounts
Vertis, Inc. and Subsidiaries Consolidated Statements of Operations In thousands
Vertis, Inc. and Subsidiaries Consolidated Statements of Stockholder's Deficit In thousands, except where otherwise noted
Vertis, Inc. and Subsidiaries Consolidated Statements of Cash Flows In thousands
Vertis, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Condensed Consolidating Balance Sheet Information at December 31, 2007 In thousands
Condensed Consolidating Balance Sheet Information at December 31, 2006 In thousands
Condensed Consolidating Statement of Operations Year ended December 31, 2007 In thousands
Condensed Consolidating Statement of Operations Year ended December 31, 2006 In thousands
Condensed Consolidating Statement of Operations Year ended December 31, 2005 In thousands
Condensed Consolidating Statement of Cash Flows Twelve months ended December 31, 2007 In thousands
Condensed Consolidating Statement of Cash Flows Twelve months ended December 31, 2006 In thousands
Condensed Consolidating Statement of Cash Flows Twelve months ended December 31, 2005 In thousands
VERTIS, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS In thousands