Form 10-K/A
period 2007-12-31
VERTIS INC
filed 2008-04-03
CIK 1178717

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

         Documents Incorporated By Reference: None

Explanatory Note

        This Annual Report on Form 10-K/A (Amendment No. 1) (this "Amendment") is being filed by Vertis, Inc. ("Vertis") to amend Vertis' Annual Report on Form 10-K for the year ended December 31, 2007 (the "Original Filing"). The audited financial statements and schedules are being refiled solely to correct a typographical error in the opinion of Deloitte & Touche LLP and are otherwise unchanged from the audited financial statements and schedules included in the Original Filing. This Amendment does not otherwise update or amend any exhibits to or disclosure set forth in the Original Filing.

VERTIS, INC.

ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2007

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
12.1	Statement re computation of ratios of earnings to fixed charges.(10)
21.1	List of subsidiaries of Vertis, Inc.(10)
31.1	Certification of Michael T. DuBose, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002.(11)

31.2	Certification of Barry C. Kohn, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act 0f 2002.(11)

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

(8)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the three months ended March 31, 2007

(9)
Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the three months ended June 30, 2007

(10)
Incorporated by reference from the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(11)
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

Date: April 3, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity	Date

/s/ MICHAEL T. DUBOSE Michael T. DuBose	Chairman and Chief Executive Officer (Principal Executive Officer)	April 3, 2008
/s/ BARRY C. KOHN Barry C. Kohn	Chief Financial Officer (Principal Financial and Accounting Officer)	April 3, 2008

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Vertis, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

QuickLinks

Explanatory Note
VERTIS, INC.
ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2007
TABLE OF CONTENTS
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