Form 10-Q
period 2008-03-31
VERTIS INC
filed 2008-05-20
CIK 1178717

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of Registrant’s common stock as of May 20, 2008 was 1,000 shares.

PART 1 – FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

Vertis, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$994	$6,217
Accounts receivable, net	71,816	84,267
Inventories	45,995	42,776
Maintenance parts, net	20,329	20,291
Prepaid expenses and other current assets	13,121	10,366
Total current assets	152,255	163,917
Property, plant and equipment, net (1)	317,710	328,026
Deferred financing costs, net	7,846	9,629
Other intangible assets	2,278	2,659
Other assets, net	19,473	23,935
Total assets	$499,562	$528,166

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable	$100,963	$136,758
Compensation and benefits payable	40,181	39,733
Accrued interest	41,868	13,889
Current portion of long-term debt	187,838	165,454
Other current liabilities	24,166	25,784
Total current liabilities	395,016	381,618
Due to parent	4,793	3,277
Long-term debt	988,108	987,118
Other long-term liabilities	27,652	31,236
Total liabilities	1,415,569	1,403,249

Stockholder’s deficit:
Common stock - authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,689	409,689
Accumulated deficit	(1,320,941)	(1,279,960)
Accumulated other comprehensive loss	(4,755)	(4,812)
Total stockholder’s deficit	(916,007)	(875,083)
Total liabilities and stockholder’s deficit	$499,562	$528,166

(1) Net of accumulated depreciation of $615.4 million and $610.5 million, respectively

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

In thousands

Three Months Ended March 31,	2008	2007
	(Unaudited)

Revenue	$303,705	$330,666
Operating expenses:
Costs of production	243,651	269,092
Selling, general and administrative	43,846	37,450
Restructuring charges	7,691	911
Depreciation and amortization of intangibles	13,691	13,460
Total operating expenses	308,879	320,913
Operating (loss) income	(5,174)	9,753
Other expenses:
Interest expense, net	34,206	32,885
Other, net	1,423	1,962
Total other expenses	35,629	34,847

Loss before income tax expense	(40,803)	(25,094)
Income tax expense	177	106
Net loss	$(40,980)	$(25,200)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

In thousands

Three Months Ended March 31,	2008	2007
	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(40,980)	$(25,200)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,691	13,460
Amortization of deferred financing costs	1,783	1,598
Accretion of long-term debt discount	990	990
Asset impairment	2,554
Gain on sale leaseback	(205)
Provision for doubtful accounts	255	251
Other, net	959	314
Changes in operating assets and liabilities:
Decrease in accounts receivable	12,196	59,250
Increase in inventories	(3,219)	(629)
Decrease in prepaid expenses and other assets	1,593	685
Increase (decrease) in accounts payable and other liabilities	11	(11,116)
Net cash (used in) provided by operating activities	(10,372)	39,603
Cash Flows from Investing Activities:
Capital expenditures	(7,407)	(14,581)
Software development costs capitalized	(667)	(312)
Proceeds from sale of property, plant and equipment	2,702	10
Acquisition of business, net of cash acquired		(181)
Net cash used in investing activities	(5,372)	(15,064)
Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	22,384	(52,880)
Borrowing under term loan		50,000
Deferred financing costs		(1,710)
Decrease in outstanding checks drawn on controlled disbursement accounts	(11,873)	(13,606)
Advances to parent	(47)	(21)
Net cash provided by (used in) financing activities	10,464	(18,217)
Effect of exchange rate changes on cash	57	10
Net (decrease) increase in cash and cash equivalents	(5,223)	6,332
Cash and cash equivalents at beginning of year	6,217	5,710
Cash and cash equivalents at end of period	$994	$12,042

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.     GENERAL

The condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements of Vertis, Inc. and Subsidiaries (collectively, “Vertis” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).  The financial statements include all normal and recurring adjustments that management of the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by the generally accepted accounting principles for annual financial statements. As these are condensed consolidated financial statements, one should also read the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2007.

The Company is a wholly-owned subsidiary of Vertis Holdings, Inc., a Delaware corporation (“Vertis Holdings”).

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.     GOING CONCERN/SUBSEQUENT EVENTS

The Company’s ability to continue as a going concern is uncertain.  The primary factors contributing to this uncertainty are twofold: the Company is highly leveraged with a history of recording net losses, mainly due to large interest charges on the Company’s long-term debt, and the Company’s primary sources of financing, the Credit Facility (as defined in Note 8) and the A/R Facility (as defined in Note 5), both mature in December 2008.  The Company will not have sufficient liquidity to make the principal payment on the Credit Facility upon the maturity date unless the Company is able to refinance or replace its existing indebtedness.  The Company’s ability to continue as a going concern is dependent upon the Company’s ability to refinance the Credit Facility and the A/R Facility or obtain alternate financing.  The refinancing of these facilities will likely require an agreement with the holders of the Company’s notes, as described below.  The Company’s condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.  The Company’s condensed consolidated financial statements were prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

To preserve the Company as a going concern and strengthen the Company’s business, management is exploring various alternatives, including refinancing the Credit Facility, obtaining new financing, and/or effectuating a strategic acquisition or merger.  Further, the Company’s management has engaged in discussions with holders of the Company’s 9 3/4% senior secured second lien notes, 10 7/8% senior notes and 13 1/2% senior subordinated notes on the terms of a debt exchange, which would restructure a portion of the Company’s debt and provide the Company with increased liquidity. As an option, the debt exchange may be accomplished on a negotiated basis with our lenders through a pre-packaged or pre-arranged bankruptcy restructuring plan.  There is no assurance that a debt exchange will be agreed to, and the Company is considering all available options.  The Company currently has no plans for asset sales other than excess real estate or in the normal course of business, nor does it foresee any potential discontinued operations.

While management is committed to pursuing one or more options, due to the factors discussed above, there are doubts about the Company’s ability to continue as a going concern, and thus, the Company’s ability to realize its assets or satisfy its liabilities in the normal course of business.  As part of the Company’s strategy to preserve and enhance its near-term liquidity, on April 1, 2008 the Company elected to forego making a $17.1 million interest payment on its 9 3/4% Senior Secured Second Lien Notes (the “Second Lien Notes”).   Under the terms of the indenture governing these notes, the Company had a thirty-day grace period in which to make the April 1, 2008 interest payment before it would be an event of default.

The Company entered into forbearance agreements (the “Forbearance Agreements”) dated April 3, 2008, with the lenders under the Credit Facility and the purchasers under the A/R Facility (the “Parties”) whereby the Parties agreed to forbear from exercising their right to not make any additional advances, purchase receivables or incur any additional letter of credit obligations under the Credit Facility and A/R Facility until the earliest to occur of (i) May 27, 2008, (ii) the Company’s failure to satisfy certain borrowing availability conditions under the Credit Agreement or (iii) the occurrence of an event of default under the Credit Facility or A/R Facility, the acceleration of the obligations under the Second Lien Notes, or the commencement of a bankruptcy proceeding as described in the Forbearance Agreements (the “Forbearance Period”).  The Parties also agreed to forbear during the Forbearance Period from exercising certain of their other rights and remedies against the Company that may exist as a result of the Company’s failure to make the interest payment on the Second Lien Notes.

Additionally, pursuant to a forbearance agreement (the “Second Lien Forbearance Agreement”) dated April 30, 2008 and amended as of May 20, 2008, holders of more than 75% of the Second Lien Notes agreed to forbear from exercising their rights and remedies under the indenture governing the Second Lien Notes and from directing the trustee under the indenture from exercising any such rights and remedies on the holders’ behalf until the occurrence of any of the following events:  (i) the failure of 67% of the note holders to have executed a restructuring and lock-up agreement (the “Restructuring Agreement”) on or before May 27, 2008, (ii) the termination of the Restructuring Agreement in accordance with its terms, (iii) the occurrence of a forbearance termination event under the Forbearance Agreements dated April 3, 2008, as may be amended and (iv) the occurrence of a default as described in the Second Lien Forbearance Agreement (the “Second Lien Forbearance Period”).  The holders of the Second Lien Notes that are parties to the Second Lien Forbearance Agreement also agreed that during the Second Lien Forbearance Period they will not sell, pledge or otherwise transfer any Second Lien Notes unless the transferee agrees to be bound by the Second Lien Forbearance Agreement.

3.     NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates.  If an entity chooses this practice, it shall report unrealized gains and losses on the items for which the fair value option has been elected at each subsequent reporting date.  The fair value option may be elected for a single eligible item without electing it for other identical items, with certain exceptions specified in the Statement.  Additional disclosures are required for an entity that chooses to elect the fair value option.  The provisions of this Statement were effective for the Company on January 1, 2008.  The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting, previously referred to as the purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R defines the acquirer, and requires that they recognize the assets acquired, liabilities assumed and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141R requires an acquirer to recognize acquisition-related costs and anticipated restructuring costs separately from the business combination.  Additionally, SFAS 141R requires an acquirer to recognize assets acquired and liabilities assumed arising from contractual contingencies as of the acquisition date, measured at their acquisition date fair value.  The provisions of this Statement are effective for the Company on January 1, 2009.  Early adoption is not permitted.  The Company is not able to assess at this time the future impact of this Statement on its consolidated financial position or results of operations, however if the Company does not enter into an acquisition in the future, then there is no impact on the Company related to the provisions of this Statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest, or minority interest, in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. SFAS 160 requires consolidated net income be reported to include the amounts attributable to both the parent and the noncontrolling interest. Disclosure of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest is required on the face of the consolidated statement of income.  Additionally, SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.  The provisions of this statement are effective for fiscal years beginning after December 15, 2008.  Early adoption is not permitted.  The Company does not expect the adoption of this Statement to have a material impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), with the intent of providing users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures above fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements.  The provisions of this statement are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company currently does not have any derivative instruments and therefore does not expect the disclosure requirements of this Statement to apply to its future financial statement disclosures.

4.     RESTRUCTURING CHARGES

The Company began a restructuring program in the first quarter of 2008 (the “2008 Program”) including reductions in work force of approximately 192 employees and the closure of an Advertising Inserts production facility in San Leandro, California.  The Company’s decision to close the inserts facility was made with the intent of properly aligning the Company’s cost structure with current marketplace conditions by improving the utilization of presses and lowering overall operating costs.  The operations of the San Leandro facility will be consolidated into the Company’s three remaining California-base regional facilities, including the relocation of printing presses.  Costs associated with approved restructuring actions under the 2008 Program are estimated to be $8.6 million, net of estimated sublease income of $4.3 million.  Of these costs, $7.7 million were recorded in the three months ended March 31, 2008.  Restructuring actions under the 2008 Program are expected to be complete in the fourth quarter of 2008.

The Company continuously evaluates its clients’ needs and makes decisions to size its workforce and national network of facilities to match its business plans.  It is likely that the Company will incur additional restructuring costs in 2008 in an on-going effort to achieve its objectives.

In the three months ended March 31, 2008, the Advertising Inserts segment recorded $2.4 million in severance and related costs associated with the elimination of approximately 174 positions as well as $1.3 million in facility closure costs and $2.6 million in asset write-downs related to the closure of an inserts production facility.  The Direct Mail segment recorded $1.4 million in severance and related costs associated with the elimination of approximately 11 positions.  Corporate and Other recorded $0.2 million in severance and related costs in 2008 associated with the elimination of five positions and a reversal of approximately $0.2 million in facility closure costs.

Included in the 2008 first quarter segment restructuring expense are approximately $0.1 million of severance costs related to the elimination of two shared services positions, which have been allocated to the segments.

The Company’s 2007 restructuring program (the “2007 Program”) included reductions in work force of 275 employees, the closure of an Advertising Inserts production facility, the closure of a Direct Mail programming support facility and the vacating of a floor in the Company’s corporate office.

In the three months ended March 31, 2007, the Advertising Inserts segment recorded $0.1 million in severance and related costs associated with the elimination of one position and $0.1 million in facility closing costs for the closure of an inserts sales office in 2006.  The Direct Mail segment recorded $0.1 million in severance and related costs in 2007 associated with the elimination of two positions and $0.4 million in facilities costs, $0.3 million of which relates to the closure of a direct mail programming support facility and the remainder of which represents additional restructuring costs for the closure of a fulfillment facility in 2006 offset by an adjustment to the restructuring accrual to reflect the present value of the leases for closed Direct Mail facilities.  Corporate and Other recorded $0.1 million in severance and related costs in 2007 associated with the elimination of one position and $0.2 million in facility closure costs, $0.1 million of which related to accretion expense and the remainder of which represents additional restructuring costs for facilities that were closed prior to 2007.

Included in the 2007 first quarter segment restructuring expense are approximately $0.2 million of severance costs related to the elimination of seven shared services positions which have been allocated to the segments.

The significant components of restructuring charges were as follows:

	Severance		Facility
	and Related	Asset	Closing
(in thousands)	Costs	Write-downs	Costs	Total

Balance at January 1, 2007	$3,193		$5,018	$8,211
Restructuring charges in the three months ended March 2007	249	$—	662	911
Restructuring payments and asset write-downs in the three months ended March 2007	(1,162)		(512)	(1,674)
Balance at March 31, 2007	$2,280	$—	$5,168	$7,448

Balance at January 1, 2008	$2,465		$5,630	$8,095
Restructuring charges in the three months ended March 2008	4,021	$2,554	1,116	7,691
Restructuring payments and asset write-downs in the three months ended March 2008	(3,192)	(2,554)	(1,052)	(6,798)
Balance at March 31, 2008	$3,294	$—	$5,694	$8,988

The Company expects to pay approximately $5.9 million of the accrued restructuring costs during the next twelve months, and the remainder, approximately $3.1 million, by 2014.  The portion of this accrual attributable to facility closing costs is recorded net of estimated sublease income at its present value.  Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates.

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

Under the A/R Facility, the Company sells its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary.  However, the Company maintains an interest in the receivables and has been contracted to service the accounts receivable.  The Company received cash proceeds for servicing of $0.3 million in both the three months ended March 31, 2008 and 2007.  These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be advanced at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections.  Additional deductions may be made if the Company fails to maintain a consolidated Compliance EBITDA (as defined in Note 8) of at least $180 million for any rolling twelve fiscal month period.  In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $125 million on a trailing twelve-month basis.  There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries.  Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility.

At March 31, 2008 and December 31, 2007, the Company sold accounts receivable of $154.8 million and $168.6 million, respectively.  At March 31, 2008 and December 31, 2007, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $48.5 million and $38.6 million, respectively, which is included in Accounts receivable, net, on the condensed consolidated balance sheet at allocated cost, which approximates fair value.  As a result, accounts receivable of $106.3 million and $130 million are excluded from the condensed consolidated balance sheet at March 31, 2008 and December 31, 2007, respectively. The proceeds from collections reinvested in securitizations amounted to $366.1 million and $397.8 million in the three months ended March 31, 2008 and 2007, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points.  The Company also pays an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances.  The loss on sale, which approximated the fees, totaled $1.2 million and $1.8 million in the three months ended March 31, 2008 and 2007, respectively, and is included in Other, net, on the condensed consolidated statement of operations.

6.     INVENTORIES

Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2008	2007

Paper	$24,373	$21,614
Ink and chemicals	4,103	4,246
Work in process	2,798	3,214
Finished goods	10,120	8,090
Other	4,601	5,612

	$45,995	$42,776

7.       SEGMENT INFORMATION

The Company operates in two reportable segments.  The Company uses EBITDA as the measure by which it gauges the profitability and assesses the performance of its segments.  The segments are:

•    Advertising Inserts– provides a full array of targeted advertising products inserted into newspapers.

•    Direct Mail – provides personalized direct mail products and various direct marketing.

In addition, the Company also provides digital premedia and image content management, creative services for advertising insert page layout and design, and media planning and placement services.  These services are included in the table below as “Corporate and Other”.  Corporate and Other also includes the Company’s general corporate costs, which reflect costs associated with the Company’s executive officers as well as other transactions that are not allocated to the Company’s business segments.

The following is information regarding the Company’s segments:

		Three months ended,
		March 31,
(in thousands)		2008	2007

Revenue:

External Revenue	Advertising Inserts	$194,374	$217,902
	Direct Mail	87,133	89,798
	Corporate and Other	22,198	22,966
	Consolidated	$303,705	$330,666

Intersegment	Advertising Inserts	$35	$148
Revenue	Direct Mail	241	324
	Corporate and Other	983	739
	Consolidated	1,259	1,211
	Elimination of intersegment revenue	(1,259)	(1,211)

	Consolidated revenue	$303,705	$330,666

EBITDA	Advertising Inserts	$6,530	$16,775
	Direct Mail	6,249	8,055
	Corporate and Other	(5,685)	(3,579)
	Consolidated EBITDA	7,094	21,251
	Depreciation and amortization of intangibles	13,691	13,460
	Interest expense, net	34,206	32,885
	Income tax expense	177	106
	Consolidated loss from continuing operations before cumulative effect of accounting change	$(40,980)	$(25,200)

Restructuring and	Advertising Inserts	$6,252	$170
other charges	Direct Mail	1,391	513
	Corporate and Other	48	228
	Consolidated	$7,691	$911

Depreciation and	Advertising Inserts	$8,723	$8,858
amortization of	Direct Mail	3,666	3,357
intangibles	Corporate and Other	1,302	1,245
	Consolidated	$13,691	$13,460

		March 31,	December 31,
(in thousands)		2008	2007

Identifiable Assets	Advertising Inserts	$326,678	$324,376
	Direct Mail	139,156	151,799
	Corporate and Other	33,728	51,991
	Consolidated	$499,562	$528,166

8.                    LONG -TERM DEBT

Long-term debt consisted of the following in the order of priority:

	March 31,	December 31,
(in thousands)	2008	2007

Revolving credit facility (due December 2008)	$137,838	$115,454
Term loan (due December 2008)	50,000	50,000
$350 million 9 3/4% senior secured second lien notes, net of discount (due April 2009)	348,408	348,010
$350 million 10 7/8% senior notes, net of discount (due June 2009)	349,560	349,470
$294 million 13 1/2% senior subordinated notes, net of discount (due December 2009)	290,140	289,638
	1,175,946	1,152,572
Current Portion	(187,838)	(165,454)
	$988,108	$987,118

The Company has a credit facility (the “Credit Facility”) which, effective with the March 2007 amendment, provides availability of $250 million.  The Credit Facility, as amended, consists of a $200 million revolving credit facility and a fully drawn $50 million term loan.  The Credit Facility also provides for issuances of up to $45 million in letters of credit and outstanding letters of credit reduce the availability under the revolving credit facility.  There is no repayment of the principal until December 22, 2008, the maturity date.  Management has engaged in discussions with its lenders regarding amendments of the Credit Facility, but has not received any assurance that it will be able to further amend this facility, in conjunction with other restructuring activities as discussed in Note 2, and as such, the balances of the revolving credit facility and the term loan have been classified as current in the Company’s consolidated balance sheet

The maximum availability under the revolving credit facility is limited to a borrowing base calculated as follows: 85% of the Company’s eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company’s $130 million trade receivables securitization (see Note 5); the lesser of 55% of the book value of eligible machinery and equipment at owned locations or 100% of the orderly liquidation value-in-place (as defined in the credit agreement); the lesser of 55% of the book value of eligible machinery and equipment at leased locations or 100% of the net orderly liquidation value (as defined in the credit agreement) and 80% of the fair market value of owned real estate.  The eligibility of such assets included in the calculation is set forth in the credit agreement. At March 31, 2008, the borrowing base was calculated to be $180.8 million.  The Company had approximately $26.6 million available to borrow under the revolving credit facility at March 31, 2008.

The Credit Facility requires the Company to maintain Compliance EBITDA, as defined below, of $125 million on a trailing twelve-month basis as set forth by the March 2007 amendment to the Credit Facility.  At March 31, 2008, the Company’s trailing twelve-month Compliance EBITDA as calculated under the credit agreement is $127.1 million.  If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility.

In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances.  The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA, as defined below, is in excess of $180 million on a rolling twelve fiscal month basis.  The agent is not required to obtain written consent when Compliance EBITDA on a rolling twelve fiscal month basis is less than $180 million.  There were no reserves established by the agent that would impair the Company’s ability to borrow from the Credit Facility in the first quarter of 2008.

“Compliance EBITDA” is the Consolidated EBITDA as reflected in Note 7 to these financial statements adjusted for certain items as defined in the Credit Facility.

The interest rate on the revolving credit facility portion of the Credit Facility is either (a) the US Prime rate, plus a margin which fluctuates based on the Company’s senior secured leverage ratio (“Leverage Ratio”), defined as the ratio of senior secured debt to EBITDA, or (b) the LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio.  The EBITDA amount used in this calculation is not equivalent to the amount included in these financial statements, but rather is net of adjustments to exclude certain items as defined in the credit agreement.  The interest rate on the term loan portion of the Credit Facility is the LIBOR rate plus a margin that fluctuates based on the Company’s Leverage Ratio.  At March 31, 2008, the margin was 300 basis points above LIBOR for the revolving credit facility and 475 basis points above LIBOR for the term loan.  The Company also pays an unused commitment fee of 50 basis points on the difference between $200 million and the amount of loans and letters of credit outstanding.  At March 31, 2008, the weighted-average interest rate on the revolving credit facility was 6.3% and the rate on the term loan was 9.5%.

The Credit Facility, the 9 3/4% senior secured second lien notes (the “9 3/4% Notes”), the 10 7/8% senior notes and the 13 1/2% senior subordinated notes contain customary covenants.  At March 31, 2008, the Company was in compliance with its debt covenants. The Company also entered into certain forbearance agreements subsequent to March 31, 2008, as discussed in detail in Note 2.

9.       RETIREMENT PLANS

The following table provides the components of net periodic benefit cost for the Company’s defined benefit plans, including pension and supplemental executive retirement plans, for the three months ended March 31, 2008 and 2007.

	Three months ended
	March 31,
(in thousands)	2008	2007

Service cost	$69	$104
Interest cost	566	545
Expected return on plan assets	(363)	(339)
Amortization of prior service cost	25	25
Amortization of net loss	122	147
Net periodic benefit cost	$419	$482

The Company made contributions of approximately $0.7 million to its pension plans in the three months ended March 31, 2008.  The Company expects to contribute approximately $3.1 million in 2008 as previously disclosed in its consolidated financial statements for the year ended December 31, 2007.

10.    FAIR VALUE

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The principal market, as prescribed by SFAS No. 157, is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability. If there is no principal market, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received for the asset or minimizes the amount that would be paid to transfer the liability. SFAS No. 157 clarifies that fair value should be based on assumptions market participants would make in pricing the asset or liability. Where available, fair value is based on observable quoted market prices or derived from observable market data. Where observable prices or inputs are not available, valuation models are used (i.e. Black-Scholes or a binomial model).

SFAS No.157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

As of March 31, 2008, our financial liabilities consisted of the senior secured second lien notes, senior unsecured notes, and senior subordinated notes. These are all valued based on observable quoted market prices. The Company also has a revolving credit facility which is subject to variable interest rates based on observable interest rates.

Our financial liabilities are recorded at their contractual value.  The following table summarizes the fair value of our financial liabilities as of March 31, 2008 and the level they fall within the fair value hierarchy:

(in thousands)	March 31, 2008
	Input	Amount

Senior Secured Second Lien Notes	Level 1	$297,500
Senior Unsecured Notes	Level 1	$119,000
Senior Subordinated Notes	Level 1	$29,350
Revolving Credit Facility	Level 2	$187,838

On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, we have not applied the provisions of SFAS No. 157 to intangible assets. We are still assessing the impact the adoption of SFAS No. 157 for non-financial assets and liabilities will have on our consolidated financial statements.

11.             COMPREHENSIVE LOSS

The following table provides a reconciliation of net loss to comprehensive loss for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,
(in thousands)	2008	2007

Net loss	$(40,980)	$(25,200)
Other comprehensive income:
Foreign currency translation gain	57	10
Amortization of prior service cost (1)	25	25
Amortization of net loss (1)	122	147
Total comprehensive loss	$(40,776)	$(25,018)

(1)          Represents the amortization of prior service cost and net actuarial losses, respectively, which are included in the Company’s pension expense for the three months ended March 31, 2008 and 2007.  These amounts are excluded from total comprehensive loss as the full amount of the prior service cost and net actuarial loss was recognized in other comprehensive loss at December 31, 2006 under SFAS No. 158, “Employers’ Accounting for Defined Benefit and Other Postretirement Plans”, which the Company adopted on December 31, 2006.  Therefore, there is no change to the accumulated other comprehensive income in the three months ended March 31, 2008 and 2007 related to these amounts.

12.    VERTIS HOLDINGS SHARE BASED COMPENSATION

Employees of the Company participate in the Vertis Holdings 1999 Equity Award Plan (the “Stock Plan”), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards up to an aggregate of 10 million shares.  Vertis Holdings has options, restricted shares, retained shares and rights outstanding under the

Stock Plan at March 31, 2008.  SFAS 123R requires that share based payments for compensation made by Vertis Holdings to employees of the Company be accounted for in the financial statements of the Company.

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

In the first quarter of 2008, employees holding 8,233 Rights with Put Rights attached left the Company.  However, the employees’ manner of separation from the Company did not fit the criteria, as discussed above, for them to exercise the Put Right attached to their Rights and therefore the Put Rights were forfeited.  As of March 31, 2008, there were 25,785 Retained Shares and Rights that have the Put Rights Available.

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

Vertis Holdings issued 850,000 shares of restricted stock and cancelled 46,734 shares of restricted stock in the three months ended March 31, 2008.  The Company estimates the fair value of the restricted stock to be $0.64 per share, based on a fair-value calculation conducted in 2007.  At March 31, 2008 there were 1,011,434 shares of restricted stock outstanding under the Stock Plan.

The Company also has the ability to issue options to certain members of management under the Stock Plan.  At March 31, 2008, there were 2,956 options outstanding under the Stock Plan.  These options were fully vested at January 1, 2006, therefore no compensation expense is recorded.

A summary of activity under the Stock Plan for the three months ended March 31, 2008 is as follows:

	Retained		Restricted
(thousands of shares)	Shares	Rights	Stock (1)	Options (2)

Outstanding at December 31, 2007	18	15	208	3
Granted			850
Forfeited/Cancelled		(8)	(47)
Outstanding at March 31, 2008	18	7	1,011	3

Nonvested at March 31, 2008			1,011
Exercisable at March 31, 2008				3

(1)          The weighted-average grant-date fair value of the restricted shares granted in 2007 and 2008 is $0.64 per share.  Prior to 2007, the weighted-average grant-date fair value of restricted shares was $20.48.   As of  March 31, 2008 there was an estimated $3.5 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Stock Plan.

(2)          The weighted-average exercise price of the vested options outstanding at March 31, 2008 is $31.50 per share.  The outstanding options have ten-year terms, with 2,063 options expiring in 2009 and the remainder expiring in 2012.

13.    INTEREST EXPENSE, NET

Interest expense, net consists of the following:

	Three months ended March 31,
(in thousands)	2008	2007

Interest cost	$31,599	$30,973
Amortization of long-term debt discounts	990	990
Amortization of deferred financing fees	1,783	1,598
Capitalized interest	(155)	(336)
Interest income	(13)	(340)
	$34,206	$32,885

The Company made interest payments of $3.6 million and $2.4 million in the three months ended March 31, 2008 and 2007, respectively.

14.    OTHER, NET

Other, net consists of the following:

	Three months ended March 31,
(in thousands)	2008	2007

A/R Facility fees (see Note 5)	$1,183	$1,756
Bank commitment fees	226	197
Other costs	14	9
	$1,423	$1,962

15.             INCOME TAXES

Vertis Holdings files a consolidated federal income tax return with all of its subsidiaries, including the Company.  The components of income tax have been allocated to the Company as if the Company filed a separate consolidated tax return.  The Company or one of its subsidiaries also files income tax returns in various state and foreign jurisdictions.  The Internal Revenue Service completed examinations of Vertis Holdings’ U.S. income tax returns through 2003.  The Company has certain tax attributes that originated in income tax returns from 1992 through 2007.  As such, the federal and state income tax returns for those years are subject to examination by the tax authorities.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 accumulated deficit balance.  The total amount of unrecognized tax benefits as of the date of adoption was approximately $0.4 million.  In addition, accrued interest and penalties amounted to approximately $0.6 million as of the date of adoption.  Movement in the reserve for the three months ended March 31, 2008 was not material.  The Company recognizes interest and penalties accrued related to unrecognized tax positions as income tax expense.

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

The income tax provision for the three months ended March 31, 2008, primarily relates to foreign and state income tax.  Income tax payments of $54 thousand were made by the Company in the three months ended March 31, 2008.  Additionally, the Company paid the interest associated with the settlement of the 2003 examination of $0.5 million in the quarter ended March 31, 2007.

16.             GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company has three series of notes (see Note 8) which are general obligations of Vertis, Inc., and are guaranteed by certain of Vertis, Inc.’s domestic subsidiaries.  Accordingly, the following condensed consolidated financial information as of March 31, 2008 and December 31, 2007, and for the three months ended March 31, 2008 and 2007, are included for (a) Vertis, Inc. (the “Parent”) on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

As of March 31, 2008, the guarantor subsidiaries include Enteron Group LLC, Vertis Mailing LLC, Webcraft LLC, USA Direct LLC and Webcraft Chemicals LLC, all of which are wholly-owned subsidiaries of Vertis, Inc.  The operations of Enteron Group LLC are reported in Corporate and Other elsewhere in the financial statements, while the operations of Webcraft LLC and Webcraft Chemicals LLC are reported in the Direct Mail segment.  The non-guarantor subsidiary is Laser Tech Color Mexico, S.A. de C.V., which is a wholly-owned subsidiary of Vertis, Inc., and whose operations are included in Corporate and Other elsewhere in the financial statements.  The Parent includes the operations of Advertising Inserts as well as some Direct Mail operations and operations reported under Corporate and Other.

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

Condensed Consolidating Balance Sheet at March 31, 2008

In thousands

	Parent	Guarantor Companies	Non- Guarantor Companies	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$59	$741	$194		$994
Accounts receivable, net	62,335	8,885	596		71,816
Inventories	34,366	11,624	5		45,995
Maintenance parts	18,505	1,824			20,329
Prepaid expenses and other current assets	7,480	5,635	6		13,121
Total current assets	122,745	28,709	801		152,255
Intercompany receivable	35,363			$(35,363)
Investments in subsidiaries	31,436	850		(32,286)
Property, plant and equipment, net	241,703	75,902	105		317,710
Deferred financing costs, net	7,846				7,846
Other assets, net	16,879	4,872			21,751
Total Assets	$455,972	$110,333	$906	$(67,649)	$499,562

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$77,390	$23,557	$16		$100,963
Compensation and benefits payable	33,503	6,614	64		40,181
Accrued interest	41,868				41,868
Current portion – notes payable	187,838				187,838
Other current liabilities	19,227	5,179	(240)		24,166
Total current liabilities	359,826	35,350	(160)		395,016
Due to parent	4,793	16,660	18,703	$(35,363)	4,793	(1)
Long-term debt, net of current portion	988,108				988,108
Other long-term liabilities	19,252	8,400			27,652
Total liabilities	1,371,979	60,410	18,543	(35,363)	1,415,569
Stockholder’s (deficit) equity	(916,007)	49,923	(17,637)	(32,286)	(916,007)
Total Liabilities and Stockholder’s (Deficit) Equity	$455,972	$110,333	$906	$(67,649)	$499,562

(1)  Represents the amount due to Vertis Holdings

Condensed Consolidating Balance Sheet Information at December 31, 2007

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$1,805	$2,653	$1,759		$6,217
Accounts receivable, net	71,973	11,969	325		84,267
Inventories	30,007	12,767	2		42,776
Maintenance parts	18,489	1,802			20,291
Prepaid expenses and other current assets	6,341	4,015	10		10,366
Total current assets	128,615	33,206	2,096		163,917
Intercompany receivable	42,231			$(42,231)
Investments in subsidiaries	27,214	850		(28,064)
Property, plant and equipment, net	249,341	78,570	115		328,026
Deferred financing costs, net	9,629				9,629
Other assets, net	21,473	5,121			26,594
Total Assets	$478,503	$117,747	$2,211	$(70,295)	$528,166

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$106,789	$29,958	$11		$136,758
Compensation and benefits payable	33,712	5,976	45		39,733
Accrued interest	13,889				13,889
Current portion of long-term debt	165,454				165,454
Other current liabilities	20,578	5,387	(181)		25,784
Total current liabilities	340,422	41,321	(125)		381,618
Due to parent	3,277	22,211	20,020	$(42,231)	3,277	(1)
Long-term debt, net of current portion	987,118				987,118
Other long-term liabilities	22,769	8,467			31,236
Total liabilities	1,353,586	71,999	19,895	(42,231)	1,403,249
Stockholder’s (deficit) equity	(875,083)	45,748	(17,684)	(28,064)	(875,083)
Total Liabilities and Stockholder’s (Deficit) Equity	$478,503	$117,747	$2,211	$(70,295)	$528,166

(1)  Represents the amount due to Vertis Holdings

Condensed Consolidating Statement of Operations

Three months ended March 31, 2008

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated

Revenue	$230,225	$74,241	$541	$(1,302)	$303,705
Operating expenses:
Costs of production	188,086	56,412	455	(1,302)	243,651
Selling, general and administrative	34,084	9,752	10		43,846
Restructuring charges	6,474	1,217			7,691
Depreciation and amortization of intangibles	10,998	2,682	11		13,691
	239,642	70,063	476	(1,302)	308,879
Operating income	(9,417)	4,178	65		(5,174)
Other expenses (income):
Interest expense, net	34,205	3	(2)		34,206
Other, net	1,423				1,423
	35,628	3	(2)		35,629

Equity in net income of subsidiaries	4,222			(4,222)

(Loss) income from continuing operations before income taxes	(40,823)	4,175	67	(4,222)	(40,803)
Income tax expense (benefit)	157		20		177

Net (loss) income	$(40,980)	$4,175	$47	$(4,222)	$(40,980)

Condensed Consolidating Statement of Operations Information

Three months ended March 31, 2007

In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated

Revenue	$254,377	$77,062	$500	$(1,273)	$330,666
Operating expenses:
Costs of production	211,024	58,999	342	(1,273)	269,092
Selling, general and administrative	28,476	8,955	19		37,450
Restructuring charges	803	108			911
Depreciation and amortization of intangibles	10,806	2,644	10		13,460
	251,109	70,706	371	(1,273)	320,913
Operating income	3,268	6,356	129		9,753
Other expenses (income):
Interest expense, net	32,895	(9)	(1)		32,885
Other, net	1,962				1,962
	34,857	(9)	(1)		34,847

Equity in net income of subsidiaries	6,389			(6,389)

(Loss) income before income tax expense	(25,200)	6,365	130	(6,389)	(25,094)
Income tax expense			106		106

Net (loss) income	$(25,200)	$6,365	$24	$(6,389)	$(25,200)

Condensed Consolidating Statement of Cash Flows

Three months ended March 31, 2008

In thousands

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated

Cash Flows from Operating Activities	$(12,067)	$1,943	$(248)	$(10,372)
Cash Flows from Investing Activities:
Capital expenditures	(4,651)	(2,755)	(1)	(7,407)
Software development costs capitalized	(667)			(667)
Proceeds from sale of property, plant and equipment and divested assets		2,702		2,702
Net cash used in investing activities	(5,318)	(53)	(1)	(5,372)
Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	22,384			22,384
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	(13,622)	1,749		(11,873)
Other financing activities	6,877	(5,551)	(1,373)	(47)
Net cash provided by (used in) financing activities	15,639	(3,802)	(1,373)	10,464
Effect of exchange rate changes on cash			57	57
Net decrease in cash and cash equivalents	(1,746)	(1,912)	(1,565)	(5,223)
Cash and cash equivalents at beginning of year	1,805	2,653	1,759	6,217
Cash and cash equivalents at end of period	$59	$741	$194	$994

Condensed Consolidating Statement of Cash Flows Information

Three months ended March 31, 2007

In thousands

	Parent	Guarantor Companies	Non- Guarantor Companies	Consolidated

Cash Flows from Operating Activities	$38,155	$1,331	$117	$39,603
Cash Flows from Investing Activities:
Capital expenditures	(11,251)	(3,326)	(4)	(14,581)
Software development costs capitalized	(312)			(312)
Proceeds from sale of property, plant and equipment and divested assets		10		10
Acquisition of business, net of cash acquired		(181)		(181)
Net cash used in investing activities	(11,563)	(3,497)	(4)	(15,064)
Cash Flows from Financing Activities:
Net repayments under revolving credit facility	(52,880)			(52,880)
Borrowing under term loan	50,000			50,000
Deferred financing costs	(1,710)			(1,710)
Decrease in outstanding checks drawn on controlled disbursement accounts	(12,813)	(793)		(13,606)
Other financing activities	(4,939)	4,732	186	(21)
Net cash (used in) provided by financing activities	(22,342)	3,939	186	(18,217)
Effect of exchange rate changes on cash			10	10
Net increase in cash and cash equivalents	4,250	1,773	309	6,332
Cash and cash equivalents at beginning of year	554	4,001	1,155	5,710
Cash and cash equivalents at end of period	$4,804	$5,774	$1,464	$12,042

17.    CONTINGENCIES AND UNCERTAINTIES

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Overview

Executive Summary

Vertis, Inc. is a premier provider of print advertising, direct marketing solutions and related value added services to America’s leading retail and consumer services companies.  We deliver marketing products that create strategic value for clients by using creative advertising, color management technologies, proprietary research, customer targeting expertise, premedia and media services, combined with our world-class printing expertise.

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

The advertising insert business in general has been impacted by excess industry capacity causing industry-wide price pressure and competition for volume.  Marketers have trended toward multi-channel advertising campaigns, which leverage more than one type of medium in addition to advertising inserts to expand their coverage.  Inserts volume in 2008 was negatively impacted by page count reductions and event cancellations by many customers due to the increasing cost of newsprint and other paper grades.  Additionally, changes in the cost of paper and changes in the proportion of paper supplied by our customers is a major contributing factor in the Advertising Inserts revenue fluctuation, and to a lesser extent, fluctuations in Direct Mail revenue.  These factors contributed to the revenue decline at our Advertising Inserts segment.  The conditions in Advertising Inserts, specifically the industry-wide dynamics around pricing as well as the competitive pressure on sales volume, are expected to continue.  Direct Mail revenue decreased in the first quarter of 2008, primarily due to declines at our conventional print facilities which print pieces which require a degree of manual work to be done such as inserting pieces into envelopes, folding and other tasks.  Reductions in print counts also contributed to the Direct Mail revenue decline due to cost control on the part of our customers.

Liquidity continues to be a primary focus.  At March 31, 2008, we had approximately $26.6 million available to borrow under our revolving senior credit facility (“Credit Facility”), our primary source of funds, and $1.0 million of cash on hand.  The Credit Facility provides for availability of $250 million until the December 22, 2008 maturity date, consisting of $200 million available under a revolving credit facility and a $50 million fully drawn term loan.  We will not have sufficient liquidity to make the principal payment on the Credit Facility upon the maturity date unless we are able to refinance, restructure, amend or otherwise replace these facilities.  We have initiated conversations with our debtholders to explore restructuring opportunities and have retained consultants to help us effectuate a restructuring plan, should we choose to do so.  We are exploring several other financing alternatives in addition to amending our senior credit facility and our accounts receivable securitization facility, however, we cannot assure you that we will be able to amend these facilities or successfully obtain alternative financing.

To preserve the Company as a going concern and strengthen the Company’s business, management is exploring various alternatives, including refinancing the Credit Facility, obtaining new financing, and/or effectuating a strategic acquisition or merger.  Further, the Company’s management has engaged in discussions with holders of the Company’s 9 3/4% senior secured second lien notes, 10 7/8% senior notes and 13 1/2% senior subordinated notes on the terms of a debt exchange, which would restructure a portion of the Company’s debt and provide the Company with increased liquidity. As an option, the debt exchange may be accomplished on a negotiated basis with our lenders through a pre-packaged or pre-arranged bankruptcy restructuring plan.  There is no assurance that a debt exchange will be agreed to, and the Company is considering all available options.  The Company currently has no plans for asset sales other than excess real estate or in the normal course of business, nor does it foresee any potential discontinued operations.

While management is committed to pursuing one or more options, due to the factors discussed above, there are doubts about the Company’s ability to continue as a going concern, and thus, the Company’s ability to realize its assets or satisfy its liabilities in the normal course of business.  As part of the Company’s strategy to preserve and enhance its near-term liquidity, on April 1, 2008 the Company elected to forego making a $17.1 million interest payment on its 9 3/4% Senior Secured Second Lien Notes (the “Second Lien Notes”).   Under the terms of the indenture governing these notes, the Company had a thirty-day grace period in which to make the April 1, 2008 interest payment before it would be an event of default.

The Company entered into forbearance agreements (the “Forbearance Agreements”) dated April 3, 2008, with the lenders under the Credit Facility and the purchasers under the A/R Facility (the “Parties”) whereby the Parties agreed to forbear from exercising their right to not make any additional advances, purchase receivables or incur any additional letter of credit obligations under the Credit Facility and A/R Facility until the earliest to occur of (i) May 27, 2008, (ii) the Company’s failure to satisfy certain borrowing availability conditions under the Credit Agreement or (iii) the occurrence of an event of default under the Credit Facility or A/R Facility, the acceleration of the obligations under the Second Lien Notes, or the commencement of a bankruptcy proceeding as described in the Forbearance Agreements (the “Forbearance Period”).  The Parties also agreed to forbear during the Forbearance Period from exercising certain of their other rights and remedies against the Company that may exist as a result of the Company’s failure to make the interest payment on the Second Lien Notes.

Additionally, pursuant to a forbearance agreement (the “Second Lien Forbearance Agreement”) dated April 30, 2008 and amended as of May 20, 2008, holders of more than 75% of the Second Lien Notes agreed to forbear from exercising their rights and remedies under the indenture governing the Second Lien Notes and from directing the trustee under the indenture from exercising any such rights and remedies on the holders’ behalf until the occurrence of any of the following events:  (i) the failure of 67% of the note holders to have executed a restructuring and lock-up agreement (the “Restructuring Agreement”) on or before May 27, 2008, (ii) the termination of the Restructuring Agreement in accordance with its terms, (iii) the occurrence of a forbearance termination event under the Forbearance Agreements dated April 3, 2008, as may be amended and (iv) the occurrence of a default as described in the Second Lien Forbearance Agreement (the “Second Lien Forbearance Period”).  The holders of the Second Lien Notes that are parties to the Second Lien Forbearance Agreement also agreed that during the Second Lien Forbearance Period they will not sell, pledge or otherwise transfer any Second Lien Notes unless the transferee agrees to be bound by the Second Lien Forbearance Agreement.

Under the current Credit Facility, we are also subject to a minimum EBITDA covenant requiring us to maintain EBITDA, as defined by the Credit Facility, of $125 million on a trailing twelve-month basis.  The Company’s trailing twelve-month Compliance EBITDA, as calculated under the credit agreement, was $127.1 million at March 31, 2008.  As of March 31, 2008, we were in compliance with all of our covenants, financial or otherwise.  There can be no assurance that we will continue to meet the minimum EBITDA required under the covenant.

Capital expenditures in the first quarter of 2008 decreased $6.8 million from the spending for the same period in 2007.  We currently expect the level of capital expenditures for the year to be approximately $46 million as we continue to invest in our business.

Cost management is a continuing focus of ours.  Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs.  Our 2008 restructuring activities entered into in the first quarter of 2008, are expected to yield annualized cost savings of approximately $7.1 million.

A large portion of our revenue is generally seasonal in nature.  However, our efforts to expand our other product lines as well as expand the market for our advertising inserts to year-round customers, have reduced the overall seasonality of our revenues.  Of our full year 2007 revenue, 24.2% of revenues were generated in the first quarter, 24.3% in the second, 23.4% in the third and 28.1% in the fourth.  Profitability continues to follow a more seasonal pattern due to the higher margins and efficiencies gained from running at higher capacity during the fourth quarter holiday production season.  On the other hand, lower volume negatively impacts margins since we are not able to fully leverage fixed depreciation, amortization, interest and other costs that are incurred evenly throughout the year. Based on our historical experience and projected operations, we expect our operating results in the near future to be strongest in the fourth quarter and softest in the first.  As a result, our overall yearly performance depends, to an extent, on our performance in the second half of the year.

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

Restructuring

We began a restructuring program in the first quarter of 2008 (the “2008 Program”) including reductions in work force of approximately 192 employees and the closure of an Advertising Inserts production facility in San Leandro, California.  Our decision to close the inserts facility was made with the intent of properly aligning our cost structure with current marketplace conditions by improving the utilization of presses and lowering overall operating costs.  The operations of the San Leandro facility will be consolidated into our three remaining California-base regional facilities, including the relocation of printing presses.  Costs associated with approved restructuring actions under the 2008 Program are estimated to be $8.6 million, net of estimated sublease income of $4.3 million.  Of these costs, $7.7 million were recorded in the three months ended March 31, 2008.  Restructuring actions under the 2008 Program are expected to be complete in the fourth quarter of 2008.

Cost savings achieved in the first quarter of 2008 as a result of the 2008 Program were approximately $1.1 million, $1.0 million of which were staffing related (net of direct labor savings) with the remainder related to decreased facility costs.  These savings impacted both the cost of production and the selling, general and administrative line items on our condensed consolidated statement of operations.  Annual cost savings expected in future years as a result of the 2008 Program are estimated to be approximately $7.1 million, $6.3 million of which relate to expected staffing cost savings (net of direct labor savings) and $0.8 million related to facility costs savings.

We continuously evaluate our clients’ needs and makes decisions to size our workforce and national network of facilities to match our business plans.  It is likely that we will incur additional restructuring costs in 2008 in an on-going effort to achieve our objectives.

In the three months ended March 31, 2008, the Advertising Inserts segment recorded $2.4 million in severance and related costs associated with the elimination of approximately 174 positions as well as $1.3 million in facility closure costs and $2.6 million in asset write-downs related to the closure of an inserts production facility.  The Direct Mail segment recorded $1.4 million in severance and related costs associated with the elimination of approximately 11 positions.  Corporate and Other recorded $0.2 million in severance and related costs in 2008 associated with the elimination of five positions and a reversal of approximately $0.2 million in facility closure costs.

Included in the 2008 first quarter segment restructuring expense are approximately $0.1 million of severance costs related to the elimination of two shared services positions, which have been allocated to the segments.

Our 2007 restructuring program (the “2007 Program”) included reductions in work force of 275 employees, the closure of an Advertising Inserts production facility, the closure of a Direct Mail programming support facility and the vacating of a floor in our corporate office.

In the three months ended March 31, 2007, the Advertising Inserts segment recorded $0.1 million in severance and related costs associated with the elimination of one position and $0.1 million in facility closing costs for the closure of an inserts sales office in 2006.  The

Direct Mail segment recorded $0.1 million in severance and related costs in 2007 associated with the elimination of two positions and $0.4 million in facilities costs, $0.3 million of which relates to the closure of a direct mail programming support facility and the remainder of which represents additional restructuring costs for the closure of a fulfillment facility in 2006 offset by an adjustment to the restructuring accrual to reflect the present value of the leases for closed Direct Mail facilities.  Corporate and Other recorded $0.1 million in severance and related costs in 2007 associated with the elimination of one position and $0.2 million in facility closure costs, $0.1 million of which related to accretion expense and the remainder of which represents additional restructuring costs for facilities that were closed prior to 2007.

Included in the 2007 first quarter segment restructuring expense are approximately $0.2 million of severance costs related to the elimination of seven shared services positions which have been allocated to the segments.

In connection with our restructuring actions discussed above, we recorded $7.7 million and $0.9 million of restructuring charges in the three months ended March 31, 2008 and 2007, respectively.  We expect to pay approximately $5.9 million of the accrued restructuring costs during the next year, and the remainder, approximately $3.1 million, by 2014.  For more information about our restructuring charges, see Note 4 to our condensed consolidated financial statements.

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

Results Of Operations

The following table presents major components from our condensed consolidated statements of operations and condensed consolidated statements of cash flows:

			Percentage of Revenue
	Three months ended		Three months ended
	March 31,		March 31,
	2008	2007	2008	2007
	(in thousands)

Revenue	$303,705	$330,666	100.0%	100.0%
Costs of production	243,651	269,092	80.3%	81.4%
Selling, general and administrative	43,846	37,450	14.4%	11.3%
Restructuring charges	7,691	911	2.5%	0.3%
Depreciation and amortizationof intangibles	13,691	13,460	4.5%	4.1%
Total operating costs	308,879	320,913	101.7%	97.1%
Operating (loss) income	$(5,174)	$9,753	1.7%	2.9%

Other data:

Cash flows (used in) provided by operating activities	$(10,372)	$39,603
Cash flows used in investing activities	(5,372)	(15,064)
Cash flows provided by (used in) financing activities	10,464	(18,217)
EBITDA	7,094	21,251	2.3%	6.4%

EBITDA represents net income (loss), plus

•                  interest expense (net of interest income)

•                  income tax expense (benefit), and

•                  depreciation and amortization of intangibles.

We present EBITDA here to provide additional information regarding our performance and because it is the measure by which we gauge the profitability and assess the performance of our segments.  EBITDA is not a measure of financial performance in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  You should not consider it an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity.  Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited.  A full quantitative reconciliation of EBITDA to net income (loss), is provided as follows:

	Three months ended
	March 31,
(in thousands)	2008	2007

Net loss	$(40,980)	$(25,200)
Interest expense, net	34,206	32,885
Income tax expense	177	106
Depreciation and amortization of intangibles	13,691	13,460
EBITDA	$7,094	$21,251

Revenue

For the three months ended March 31, 2008, our consolidated revenue decreased $27.0 million, or 8.2%, from $330.7 million in 2007 to $303.7 million in 2008.   This decrease primarily related to declines in Advertising Inserts revenue, of which approximately 57% of the decline is attributable to a decline in paper for the three months ended March 31, 2008.  See the “Segment Performance” section for further discussion.

Operating Expenses (Income)

For the three months ended March 31, 2008, our consolidated costs of production decreased $25.4 million, or 9.4%, from $269.1 million in 2007 to $243.7 million in 2008.  The decrease in costs of production in the first quarter is primarily due to decreases in paper, ink and other materials consumed, contract services, labor costs, freight expense, operating supplies and utilities.  Offsetting this decrease in costs of production are increases in repairs and maintenance.

Selling, general and administrative expenses increased $6.3 million, or 16.8%, for the quarter ended March 31, 2008, from $37.5 million in 2007 to $43.8 million in 2008.  The majority of this increase, $4.3 million, relates to professional fees associated with the restructuring of the Company’s capital structure. See “Liquidity and Capital Resources” section for a detailed discussion of these actions.  The remaining increase of $2.0 million in the first quarter, primarily relates to increased staffing.

Restructuring charges for the three months ended March 31, 2008, were $7.7 million as compared to $0.9 million in the comparable 2007 period.  See the “Restructuring” section for a detailed discussion of restructuring charges.

Net loss

Net loss was $41.0 million for the first quarter of 2008, an increase of $15.8 million compared to a loss of $25.2 million for the comparable 2007 period.  This increase reflects the aforementioned changes in revenue and costs.

Segment Performance

Set forth below is a discussion of the performance of our business segments based on revenue and EBITDA, which is the measure reported to our chief operating decision maker for the purpose of making decisions about allocating resources to the segment and assessing performance of the segment.  A tabular reconciliation of segment EBITDA to net income (loss), in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 131, “Disclosure about Segments of an Enterprise and Related Information”, is contained in Note 7  to our condensed consolidated financial statements included elsewhere herein.

Advertising Inserts

	Three months ended March 31,
(in thousands)	Revenue	EBITDA

2007	$218,050	$16,775

Increase (decrease):

Volume	(11,282)	(4,900)
Price/Mix (1)	1,132	1,132
Paper (2)	(13,491)
Variable Costs, rate adjusted (3)		363
Fixed Costs (4)		200
Selling, general and administrative (5)		(958)
Restructuring charges		(6,082)
Total change	(23,641)	(10,245)

2008	$194,409	$6,530

(1)  Includes product, customer and equipment mix.

(2)  See “Factors Affecting Comparability” section.

(3)  Primarily related to unfavorable spending for freight partially offset by declines in ink, labor and other variable costs.

(4)  Primarily related to labor costs and repairs and maintenance.

(5)  Increase in first quarter selling, general and administrative expenses is primarily related to staffing and related costs due to annualized increases in staffing.

Advertising Inserts revenue decreased $23.6 million, or 10.8%, in the first quarter of 2008 as compared to 2007.  EBITDA decreased $9.2 million, or 54.6%, in the first quarter of 2008 compared to the 2007 period.   The decline in Advertising Inserts volume is indicative of the trend by marketers toward multi-channel advertising campaigns, which leverage more than one type of medium in addition to advertising inserts as a means to expand their advertising coverage. In addition, 2008 volume was negatively impacted by page count reductions and event cancellations by many customers due to the increasing cost of newsprint and other paper grades.

With respect to price and mix, excess industry capacity continues to cause overall price pressure in 2008 as compared to 2007. However, the decline in price was more than offset by normal changes in product and customer mix.

The decrease in EBITDA of $9.2 million is primarily due to the volume shortfall noted above and restructuring charges associated with the closure of our San Leandro print facility, partially offset by favorable price and mix as well as lower operating expenses.

Direct Mail

	Three months ended March 31,
(in thousands)	Revenue	EBITDA

2007	$90,122	$8,055

Increase (decrease):

Volume	(2,573)	(884)
Price/Mix (1)	1,105	1,105
Paper (2)	(192)
Outside services (3)	(1,088)
Variable Costs, rate adjusted (4)		(55)
Fixed Costs (5)		(65)
Selling, general and Administrative (6)		(1,028)
Restructuring charges		(879)
Total change	(2,748)	(1,806)

2008	$87,374	$6,249

(1)  Includes product, customer and equipment mix.

(2)  See “Factors Affecting Comparability” section.

(3)  Costs of outside services passed through to customer.

(4)  Primarily related to freight charges, utilities, and operating supplies.

(5)  Primarily related to rent expense, repair and maintenance expenses and consulting fees.

(6)  Primarily related to increased staffing costs, rent expense, telemarketing fees, travel and entertainment, agency fees and software expense.

Direct Mail revenue declined by $2.7 million, or 3.0%, in the three months ended March 31, 2008 as compared to 2007.  EBITDA declined by $1.2 million, or 15.4%, in the first quarter compared to the 2007 period.  The revenue decline is primarily concentrated in our York and Bristol facilities, which produce conventional print pieces which require a degree of manual work to be done such as inserting pieces into envelopes, folding, and other tasks.  Reductions in print counts also contributed to the revenue decline due to cost control on the part of our customers.  The decline in revenue also contributes to the EBITDA decline as well.

Corporate and Other

Corporate and Other revenue decreased $0.5 million, or 2.1%, when comparing $23.7 million for the quarter ended March 31, 2007, to $23.2 million for the quarter ended March 31, 2008.  Premedia and Media Services accounted for $0.2 million and $1.2 million of the three month decline, respectively, offset by an increase of $0.7 million in our digital services group.

The EBITDA loss at Corporate and Other increased by $2.1 million when comparing a $3.6 million loss for the quarter ended March 31, 2007 to a $5.7 million loss for the first quarter of

2008.  This change is largely due to the increased selling, general and administrative costs, of which, $4.3 million relates to professional fees associated with the restructuring of the company’s capital structure as further described below, offset by lower costs of production and restructuring costs.

Liquidity and Capital Resources

Sources of Funds

We fund our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt.

We will not have sufficient liquidity to make the principal payment on the Credit Facility at the maturity date, December 22, 2008, unless we are able to refinance or replace our existing indebtedness.  We have initiated conversations with our debtholders to explore restructuring opportunities and have retained consultants to help us effectuate a restructuring plan, should we choose to do so.  We are exploring several other financing alternatives in addition to amending our senior credit facility and our accounts receivable securitization facility, however, we cannot assure you that we will be able to amend these facilities or successfully obtain alternative financing.  The refinancing of these facilities will likely require an agreement with our noteholders.

The Company currently has no plans for asset sales other than excess real estate or in the normal course of business, nor does it foresee any potential discontinued operations.

While management is committed to pursuing one or more options, due to the factors discussed above, there are doubts about the Company’s ability to continue as a going concern, and thus, the Company’s ability to realize its assets or satisfy its liabilities in the normal course of business.  As part of the Company’s strategy to preserve and enhance its near-term liquidity, on April 1, 2008 the Company elected to forego making a $17.1 million interest payment on its 9 3/4% Senior Secured Second Lien Notes (the “Second Lien Notes”).   Under the terms of the indenture governing these notes, the Company had a thirty-day grace period in which to make the April 1, 2008 interest payment before it would be an event of default.

The Company entered into forbearance agreements (the “Forbearance Agreements”) dated April 3, 2008, with the lenders under the Credit Facility and the purchasers under the A/R Facility (the “Parties”) whereby the Parties agreed to forbear from exercising their right to not make any additional advances, purchase receivables or incur any additional letter of credit obligations under the Credit Facility and A/R Facility until the earliest to occur of (i) May 27, 2008, (ii) the Company’s failure to satisfy certain borrowing availability conditions under the Credit Agreement or (iii) the occurrence of an event of default under the Credit Facility or A/R Facility, the acceleration of the obligations under the Second Lien Notes, or the commencement of a bankruptcy proceeding as described in the Forbearance Agreements (the “Forbearance Period”).  The Parties also agreed to forbear during the Forbearance Period from exercising certain of their other rights and remedies against the Company that may exist as a result of the Company’s failure to make the interest payment on the Second Lien Notes.

Additionally, pursuant to a forbearance agreement (the “Second Lien Forbearance Agreement”) dated April 30, 2008 and amended as of May 20, 2008, holders of more than 75% of the Second Lien Notes agreed to forbear from exercising their rights and remedies under the indenture governing the Second Lien Notes and from directing the trustee under the indenture from exercising any such rights and remedies on the holders’ behalf until the occurrence of any of the following events:  (i) the failure of 67% of the note holders to have executed a restructuring and lock-up agreement (the “Restructuring Agreement”) on or before May 27, 2008, (ii) the termination of the Restructuring Agreement in accordance with its terms, (iii) the occurrence of a forbearance termination event under the Forbearance Agreements dated April 3, 2008, as may be amended and (iv) the occurrence of a default as described in the Second Lien Forbearance Agreement (the “Second Lien Forbearance Period”).  The holders of the Second Lien Notes that are parties to the Second Lien Forbearance Agreement also agreed that during the Second Lien Forbearance Period they will not sell, pledge or otherwise transfer any Second Lien Notes unless the transferee agrees to be bound by the Second Lien Forbearance Agreement.

Additional items that could impact our liquidity are described below.

Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of March 31, 2008 and the periods in which payments are due:

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years	Other
(In thousands)
Long-term debt	$1,181,333	$187,838	$993,495
Interest payments (1)	157,157	121,712	35,445
Operating leases	104,536	24,766	39,253	$27,470	$13,047
Restructuring payments (2)	3,381	3,295	86
Pension payments (3)	24,780	3,428	4,840	4,237	12,275
Deferred compensation (4)	453					$453
Income tax contingencies (5)	1,785					1,785
Total contractual cash obligations	$1,473,425	$341,039	$1,073,119	31,707	$25,322	$2,238

(1)          Interest payments include an estimate of interest owed under our Credit Facility, for which the interest rates fluctuate.  The balance of the Credit Facility at March 31, 2008, consisted of a $137.8 million revolving credit facility and a $50.0 million term loan.  The interest payments under the Credit Facility were calculated using the weighted-average interest rate at March 31, 2008, which was 6.3% on the revolving credit facility and 9.5% on the term loan.   For further discussion, see Note 8 to the condensed consolidated financial statements included in this report.

(2)          Restructuring payments exclude lease payments associated with facilities exited under a restructuring plan as these costs are included in the Operating lease amounts above.

(3)          Pension amounts represent the estimated future benefit payments under our non-qualified defined benefit plans and estimated contributions related to our qualified defined benefit plans.

(4)          The timing of payments for our obligation under the deferred compensation plan at March 31, 2008, cannot be reasonably estimated and are therefore reflected in the Other column

(5)          The timing of future cash flows from income tax contingencies cannot be reasonably estimated therefore they are reflected in the Other column.  See Note 14 to our condensed consolidated financial statements for further discussion of these contingencies.

As of March 31, 2008, we do not have any contracts requiring us to purchase any specified minimum quantities.  Therefore, we do not have any purchase obligations that require disclosure in the table above.

Debt Financing

Our Credit Facility provides for availability of $250 million until the December 22, 2008 maturity date.  Under the amended Credit Facility, up to $200 million consists of a revolving credit facility and the remaining $50 million represents a fully drawn term loan.

At March 31, 2008, the maximum availability under the revolving credit facility is limited to a borrowing base calculated as follows:  85% of our eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in our $130 million trade receivables securitization (see Note 5); the lesser of 55% of the book value of eligible machinery and equipment at owned locations or 100% of the orderly liquidation value-in-place (as defined in the credit agreement); the lesser of 55% of the book value of eligible machinery and equipment at leased locations or 100% of the net orderly liquidation value (as defined in the credit agreement) and 80% of the fair market value of owned real estate.  The eligibility of such assets included in the calculation is set forth in the credit agreement.  At March 31, 2008, our borrowing base was calculated to be $184.8 million.  We had approximately $26.6 million available to borrow under the revolving credit facility and $1.0 million of cash on hand at March 31, 2008.

The Credit Facility requires us to maintain Compliance EBITDA of $125 million on a trailing twelve-month basis as set forth by the March 2007 amendment to the Credit Facility.  At March 31, 2008, our trailing twelve-month Compliance EBITDA as calculated under the credit agreement was $127.1 million.  If the Company is unable to maintain this minimum Compliance EBITDA amount, the bank lenders could require the Company to repay any amounts owing under the Credit Facility.  In addition, as is customary in asset-based agreements, there is a provision for the agent, in its reasonable credit judgment, to establish reserves against availability based on a change in circumstances.  The agent’s right to alter existing reserves requires written consent from the borrowers when Compliance EBITDA is in excess of $180 million on a rolling twelve fiscal month basis.  The agent is not required to obtain written consent when Compliance EBITDA on a rolling twelve fiscal month basis is less than $180 million.   There were no reserves established by the agent that would impair our ability to borrow from our senior credit facility in the first quarter of 2008.

Our Credit Facility, which matures on December 22, 2008, the outstanding 9 3/4% notes due April 1, 2009, the outstanding 10 7/8% notes due June 15, 2009, and the outstanding 13 1/2% senior subordinated notes due December 7, 2009 all contain customary covenants.  In addition, the Credit Facility requires us to maintain Compliance EBITDA, as discussed above.  At March 31, 2008, we were in compliance with our debt covenants.  There can be no assurance that our financial covenants will continue to be met.

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

Under the A/R Facility, we sell our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary.  However, we maintain an interest in the receivables and have been contracted to service the accounts receivable.  We received cash proceeds for servicing of $0.3 million in both the three months ended March 31, 2008 and 2007.  These proceeds are fully offset by servicing costs.

The A/R Facility allows for a maximum of $130.0 million of trade accounts receivable to be sold at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections.  Additional deductions may be made if we fail to maintain a consolidated Compliance EBITDA of at least $180 million for any rolling four fiscal quarter period.  In addition, the A/R Facility includes certain targets related to its receivables collections and credit experience including a minimum EBITDA of $125 million.  There are also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Vertis Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could lead to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility.  As of March 31, 2008, we are in compliance with all targets and covenants under the A/R Facility.   Additionally, there were no reserves established against our availability in the first quarter ended March 31, 2008.

At March 31, 2008 and December 31, 2007, we sold accounts receivable of $106.3 million and accounts receivable in excess of the $130.0 million A/R Facility, respectively, and as such these respective amounts are excluded from accounts receivable on the condensed consolidated balance sheet elsewhere in this document.  At March 31, 2008 and December 31, 2007, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $48.5 million and $38.6 million, respectively, which is included in Accounts receivable, net, on the condensed consolidated balance sheet at allocated cost, which approximates fair value.  The proceeds from collections reinvested in securitizations amounted to $366.1 million and $397.8 million in the three months ended March 31, 2008 and 2007, respectively.

Fees for the program vary based on the amount of interests sold and the London Inter Bank Offered Rate (“LIBOR”) plus an average margin of 50 basis points.  We also pay an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances.  The loss on sale, which approximated the fees, totaled $1.2 million and $1.8 million in the three months ended March 31, 2008 and 2007, respectively, and is included in Other, net, in our condensed consolidated statement of operations included elsewhere in this document.

We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Working Capital

Our current liabilities exceeded current assets by $242.7 million at March 31, 2008 and by $217.7 million at December 31, 2007.  This represents a decrease in working capital of $25.0 million for the three months ended March 31, 2008.  Included in the working capital calculations as of March 31, 2008 and December 31, 2007, are $187.8 million and $165.5 million, respectively, which represents the balance owed under our Credit Facility which we have classified as current in the consolidated balance sheet included elsewhere in this Annual Report.  This classification stems from the fact that the maturity date of the Credit Facility is December 22, 2008, and while we have begun discussions with our debtholders to restructure our outstanding indebtedness and our lenders regarding amendments to or replacements of the Credit Facility, we have not received any assurance that we will be able to do so.  The ratio of current assets to current liabilities as of March 31, 2008 was 0.38 to 1 compared to 0.43 to 1 as of December 31, 2007.

In the three months ended March 31, 2008, cash provided by working capital, adjusted for acquisitions and the reclassification of our Credit Facility, was $2.7 million.  This was a decrease of $21.1 million compared to cash provided by working capital in the three months ended March 31, 2007.  The 2008 decrease was primarily driven by the timing of receivable collections, as discussed below.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash used in operating activities was $10.4 million for the three months ended March 31, 2008 and net cash provided by operating activities was $39.6 million for the three months ended March 31, 2007.  This $50.0 million decrease is primarily the result of the negative impact on cash collections for the first quarter of 2008 due to large collections received just prior to December 31, 2007, compared to the favorable impact in the first quarter of 2007 resulting from large cash collections received early in January 2007.

Cash Flows from Investing Activities

Net cash used in investing activities in the three months ended March 31, 2008, decreased by $9.7 million from the comparable 2007 level.  This decrease was primarily due to a $6.8 million decline in capital spending in 2008 and a $2.7 million increase in proceeds received from the sale of property, plant and equipment, primarily related to the sale of one of our Direct Mail locations in the first quarter of 2008.  We estimate our capital spending for the full year 2008 to be approximately $46 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $10.5 million for the three months ended March 31, 2008 and net cash used in financing activities was $18.2 million for the three months ended March 31, 2007.  This $28.7 million change primarily relates to a $25.3 million fluctuation in the amount of borrowings under our Credit Facility.  Additionally, $1.7 million of the change relates to the fluctuation in the amount of outstanding checks drawn on controlled disbursement accounts, which is primarily due to timing differences.

New Accounting Policies

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates.  If an entity chooses this practice, it shall report unrealized gains and losses on the items for which the fair value option has been elected at each subsequent reporting date.  The fair value option may be elected for a single eligible item without electing it for other identical items, with certain exceptions specified in the Statement.  Additional disclosures are required for an entity that chooses to elect the fair value option.  The provisions of this Statement were effective on January 1, 2008.  The adoption of this statement did not have a material impact on our results of operations or financial position.

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

Quantitative Information

At March 31, 2008, 15.9% of our long-term debt held a variable interest rate.

Based on a hypothetical 10% increase in interest rates, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended March 31, 2008, by approximately $2.0 million.

For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all other factors constant.  The sensitivity analysis is limited in that it is based on balances outstanding at March 31, 2008 and does not provide for changes in borrowings that may occur in the future.

Item 4.  CONTROLS AND PROCEDURES

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.  No significant changes were made in our internal controls over financial reporting during the quarter ended March 31, 2008, that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 5.  OTHER INFORMATION

Forward Looking Statements

We have included in this quarterly report on Form 10-Q, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  You may find discussions containing such forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as within this quarterly report generally.  In addition, when used in this quarterly report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “projects,” “intends” and similar expressions are intended to identify forward-looking statements.  These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control.  It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements.  Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to those discussed in our annual report on Form 10-K dated April 1, 2008, under “Risk Factors” as well as:

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

•                                          our ability to realize expected cost savings from restructuring initiatives;

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

Item 6.  EXHIBITS

Exhibit 31.1    Certification of Michael T. DuBose, Chairman and Chief Executive Officer, dated May 20, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2    Certification of Barry C. Kohn, Chief Financial Officer, dated May 20, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.

/s/ Michael T. DuBose

Michael T. DuBose
Chairman and Chief Executive Officer

/s/ Barry C. Kohn

Barry C. Kohn
Chief Financial Officer

Date: May 20, 2008

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Michael T. DuBose, Chairman and Chief Executive Officer, dated May 20, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Barry C. Kohn, Chief Financial Officer, dated May 20, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.