Form 10-Q
period 2008-06-30
VERTIS INC
filed 2008-08-14
CIK 1178717

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-97721

Vertis, Inc.
(DEBTOR AND DEBTOR-IN-POSSESSION as of July 15, 2008)
(Exact Names of Registrants as Specified in Their Charters)

Delaware (State of incorporation)	13-3768322 (I.R.S. Employer Identification Nos.)
250 West Pratt Street Baltimore, Maryland (Address of Registrant's Principal Executive Office)	21201 (Zip Code)
(410) 528-9800 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The number of shares outstanding of Registrant's common stock as of August 14, 2008 was 1,000 shares.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,519	$6,217
Accounts receivable, net	84,251	84,267
Inventories	47,922	42,776
Maintenance parts, net	20,484	20,291
Prepaid expenses and other current assets	16,477	10,366

Total current assets	170,653	163,917
Property, plant and equipment, net(1)	310,676	328,026
Deferred financing costs, net	6,353	9,629
Other intangible assets	1,897	2,659
Other assets, net	19,333	23,935

Total assets	$508,912	$528,166

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$107,746	$136,758
Compensation and benefits payable	41,208	39,733
Accrued interest	71,048	13,889
Current portion of long-term debt	901,483	165,454
Other current liabilities	21,879	25,784

Total current liabilities	1,143,364	381,618
Due to parent	5,092	3,277
Long-term debt	290,644	987,118
Other long-term liabilities	26,687	31,236

Total liabilities	1,465,787	1,403,249

Stockholder's deficit:
Common stock—authorized 3,000 shares; $0.01 par value; issued and outstanding 1,000 shares
Contributed capital	409,689	409,689
Accumulated deficit	(1,361,808)	(1,279,960)
Accumulated other comprehensive loss	(4,756)	(4,812)

Total stockholder's deficit	(956,875)	(875,083)

Total liabilities and stockholder's deficit	$508,912	$528,166

(1)
Net of accumulated depreciation of $623.5 million and $610.5 million, respectively

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Condensed Consolidated Statements of Operations

In thousands

	Three Months Ended June 30,
	2008	2007
	(Unaudited)
Revenue	$311,994	$332,130

Operating expenses:
Costs of production	253,006	265,473
Selling, general and administrative	47,939	35,989
Restructuring charges	2,158	1,290
Depreciation and amortization of intangibles	13,128	13,767

Total operating expenses	316,231	316,519

Operating (loss) income	(4,237)	15,611

Other expenses:
Interest expense, net	34,990	33,340
Other, net	1,494	1,951

Total other expenses	36,484	35,291

Loss before income tax expense	(40,721)	(19,680)
Income tax expense	146	47

Net loss	$(40,867)	$(19,727)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Condensed Consolidated Statements of Operations

In thousands

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Revenue	$615,699	$662,796

Operating expenses:
Costs of production	496,657	534,565
Selling, general and administrative	91,786	73,439
Restructuring charges	9,849	2,201
Depreciation and amortization of intangibles	26,819	27,227

Total operating expenses	625,111	637,432

Operating (loss) income	(9,412)	25,364

Other expenses:
Interest expense, net	69,196	66,225
Other, net	2,917	3,913

Total other expenses	72,113	70,138

Loss before income tax expense	(81,525)	(44,774)
Income tax expense	323	153

Net loss	$(81,848)	$(44,927)

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Condensed Consolidated Statements of Cash Flows

In thousands

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(81,848)	$(44,927)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,819	27,227
Amortization of deferred financing costs	3,608	3,449
Accretion of long-term debt discount	1,978	1,981
Fixed asset impairment	2,556
Gain on sale leaseback	(321)
Provision for doubtful accounts	506	219
Other, net	(732)	1,023
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(490)	47,941
(Increase) decrease in inventories	(5,146)	205
Decrease in prepaid expenses and other assets	(1,843)	(596)
Increase (decrease) in accrued interest	57,159	(272)
Decrease in accounts payable and other liabilities	(44,469)	(10,025)

Net cash (used in) provided by operating activities	(42,223)	26,225

Cash Flows from Investing Activities:
Capital expenditures	(13,900)	(32,796)
Software development costs capitalized	(1,252)	(364)
Proceeds from sale of property, plant and equipment	5,062	245
Acquisition of business, net of cash acquired		(203)

Net cash used in by investing activities	(10,090)	(33,118)

Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving credit facility	37,574	(23,743)
Borrowing under term loan		50,000
Deferred financing costs	(331)	(1,769)
Increase (decrease) in outstanding checks drawn on controlled disbursement accounts	10,377	(17,224)
Advances to parent	(61)	(71)

Net cash provided by financing activities	47,559	7,193
Effect of exchange rate changes on cash	56	20

Net (decrease) increase in cash and cash equivalents	(4,698)	320
Cash and cash equivalents at beginning of year	6,217	5,710

Cash and cash equivalents at end of period	$1,519	$6,030

See Notes to Condensed Consolidated Financial Statements.

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. GENERAL

        The condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the accompanying unaudited condensed consolidated financial statements of Vertis, Inc. and Subsidiaries (collectively, "Vertis" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). The financial statements include all normal and recurring adjustments that management of the Company considers necessary for the fair presentation of its financial position and operating results. The Company prepared the condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules, the Company condensed or omitted certain footnotes or other financial information that are normally required by the generally accepted accounting principles for annual financial statements. As these are condensed consolidated financial statements, one should also read the consolidated financial statements and notes in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 2007.

        The Company is a wholly-owned subsidiary of Vertis Holdings, Inc., a Delaware corporation ("Holdings").

        Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

        On May 22, 2008, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Holdings, the parent of the Company, Victory Merger Sub, LLC, a wholly-owned subsidiary of the Company ("Victory Merger Sub"), and ACG Holdings, Inc. ("ACG"). Under the terms of the Merger Agreement, Victory Merger Sub will be merged with and into ACG, with ACG surviving the merger (the "Merger").

        Pursuant to the Merger, each outstanding shareholder of common stock, par value $0.01 per share, of ACG (the "ACG Common Stock") will receive from Vertis an amount in cash equal to: (a) 0.0005 multiplied by (b) the reorganized equity value of Holdings set forth in the disclosure statement for the solicitation of votes for the chapter 11 plan referred to below, divided by (c) the total number of shares of ACG Common Stock outstanding immediately prior to the closing of the Merger. The aggregate cash payment referred to above is anticipated to be approximately $92,000. In addition, certain ACG noteholders will receive $66 million of the new senior notes of Vertis and approximately 33% of the new common shares of Holdings, as discussed below.

        Consummation of the Merger is subject to the satisfaction of customary closing conditions and the receipt of necessary approvals. The Merger is subject to the restructuring and recapitalization of the parties' outstanding indebtedness pursuant to the consummation of the chapter 11 plan referred to below.

2. SUBSEQUENT EVENTS/CHAPTER 11 REORGANIZATION

        During the quarter ended June 30, 2008, the Company entered into a number of agreements with its lenders in preparation for filing a prepackaged plan of reorganization under chapter 11 of title 11 of the United States Bankruptcy Code. The Company did not make any of the required interest payments on its 9.75% Senior Secured Second Lien Notes due 2009, the 10.875% Senior Notes due 2009 or the 13.5% Senior Subordinated Notes due 2009 during the quarter, having entered into agreements with the holders to forebear exercising certain of their rights and remedies against the Company in preparation of the filing.

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. SUBSEQUENT EVENTS/CHAPTER 11 REORGANIZATION (Continued)

Chapter 11 Reorganization

        On July 15, 2008, the Company, Holdings, and certain of Holdings' direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The chapter 11 cases are being jointly administered under the caption In re Vertis Holdings, Inc., Chapter 11 Case No. 08-11460 (CSS) (jointly administered) (the "Chapter 11 Case"). The Debtors continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. In general, as debtors-in-possession, the Company is authorized under chapter 11 of the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. No request was made for the appointment of a special trustee or examiner in these cases.

        In addition, the Debtors entered into a Senior Secured Priming and Superpriority Debtor-in-Possession Credit Agreement, dated as of July 17, 2008 (the "DIP Credit Agreement"), among the Company, as borrower, the other Debtors as guarantors, General Electric Capital Corporation, as agent and lender, Bank of America, N.A., as documentation agent, and other lenders from time to time party thereto. Certain of the Company's existing lenders are also lenders under the DIP Credit Agreement. The DIP Credit Agreement received final approval by the Bankruptcy Court on August 13, 2008. The Debtors used the DIP Credit Facility to repay the Debtors' pre-petition senior secured revolving credit facility and the A/R Securitization in an amount equal to $94.0 million. In addition, the Debtors plan to use the DIP Credit Facility to finance the ordinary costs of their operations, maintain business relationships with vendors, suppliers and customers, make payroll, make capital expenditures, and satisfy other working capital and operational needs.

        The DIP Credit Agreement is in an aggregate principal amount of $380 million (comprised of a $130 million secured revolving facility with sublimits of up to $45 million for issuances of letters of credit and up to $25 million for swing loan borrowings, as well as an overadvance facility of up to $20 million in excess of the borrowing base (not to exceed the $130 million limit) described below (collectively, the "Revolving Facility"), a $50 million secured Term A facility (the "Term A") and a $200 million secured Term B facility (the "Term B")) and provided by General Electric Capital Corporation, as administrative agent and collateral agent for itself and other financial institutions. Availability under the Revolving Facility is subject to a borrowing base of up to 85% of the net amount of eligible accounts receivable minus reserves and other amounts. Interest accrues at a rate per annum equal to, at the option of the borrower thereunder, the base rate or London Inter Bank Offered Rate ("LIBOR") rate plus an applicable margin. The applicable margin with respect to LIBOR rate loans is 5.50%, 3.00% and 2.75% with respect to the Term A, Term B and Revolving Facility, respectively.

        The DIP Credit Agreement provides for certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, investments and compliance with the Company's operating budget. Payment under the DIP Credit Agreement may be accelerated following certain events of default including, but not limited to, dismissal of any of the Chapter 11 Cases or conversion to chapter 7 of the Bankruptcy Code, appointment of a trustee or examiner with enlarged powers, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, failure to confirm a plan of reorganization within 90 days of the

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. SUBSEQUENT EVENTS/CHAPTER 11 REORGANIZATION (Continued)

commencement of the Chapter 11 Case and entry of any order permitting holders of security interests to foreclose on any of the collateral securing the DIP Credit Agreement. The DIP Credit Agreement matures on the earlier of (i) October 13, 2008 or (ii) the effective date of a plan confirmed in the Chapter 11 Case. The DIP Credit Agreement is secured by liens on substantially all of the Debtors' assets.

Reporting Requirements

        As a result of its bankruptcy filing, the Company is now periodically required to file various documents with and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law. While the Company believes they provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and prepared in a format different from that used in the Company's consolidated financial statements filed under the securities laws. Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company's securities, or for comparison with other financial information filed with the SEC.

Reasons for Bankruptcy

        The primary factors contributing to the chapter 11 filings are two fold: the Company is highly leveraged with a history of recording net losses, mainly due to large interest charges from the Company's long-term debt, and the Company's primary sources of financing, the Credit Facility (as defined in Note 8) and the A/R Facility (defined in Note 5), both mature in December 2008. After considering all available options, the Debtors filed voluntary petitions in the Bankruptcy Court seeking relief through a pre-packaged restructuring plan.

First Day Orders

        The Bankruptcy Court has approved various "first day" motions for relief designed to allow the Company to continue normal operations. The Bankruptcy Court's orders authorize the Company, among other things, to: (a) pay certain pre-petition and post-petition employee wages, salaries, benefits and other employee obligations; (b) pay vendors and other providers in the ordinary course for goods and services received; (c) continue maintenance of existing bank accounts and existing cash management systems; (d) pay certain pre-petition senior secured indebtedness; (e) terminate the Company's A/R Facility; and (f) fund the working capital requirements of the Company during the pendency of the Chapter 11 Case.

Executory Contracts—Section 365

        Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Form 10-Q, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. SUBSEQUENT EVENTS/CHAPTER 11 REORGANIZATION (Continued)

Section 365 of the Bankruptcy Code. The Company is considering rejecting two real property leases and has begun negotiations with the landlords regarding these leases. The Company is not considering rejecting any other leases at this time and as of the date of this filing, has not rejected any executory contracts. Claims may arise as a result of rejecting any executory contract. These financial statements do not include the effects of any future claims.

Plan of Reorganization

        On the petition date, the Company filed a joint prepackaged plan of reorganization (the "Plan"). The focal point of the Plan is the agreement between Vertis and ACG to merge ACG's operation into Vertis' nationwide marketing and printing services platform. The intent of the merger is to allow both companies to enrich their core manufacturing capabilities relevant to the production of advertising inserts and newspaper products. It is also intended to enable the companies to make available a significant scope of premedia and workflow solutions.

        In addition, as part of the Plan, Holdings will maintain ownership of all outstanding stock of the Company. The Company also plans to pay in full all general unsecured creditors.

        On May 22, 2008, the Company entered into a Restructuring Agreement (the "Restructuring Agreement") with certain of the Company's pre-petition noteholders pursuant to which such pre-petition noteholders agreed to vote in favor of and support the Company's proposed financial restructuring plan including, among other things, the filing by the Debtors of the Chapter 11 Case and its prepackaged plan of reorganization, subject to the terms and conditions contained in the Restructuring Agreement. One hundred percent in dollar amount and in number of holders of the Company's 9.75% Senior Secured Second Lien Notes due 2009, 98.6% in dollar amount and 98.3% in number of holders of the Company's 10.875% Senior Notes due 2009 and 100% in dollar amount and in number of holders of the Company's 13.5% Senior Subordinated Notes due 2009 that voted on the Company's prepackaged plan voted to approve the plan.

        Pursuant to the Restructuring Agreement, (i) the holders of the $350 million of Second Lien Notes will receive new second lien notes of the Company in the same principal amount as their existing notes, (ii) the holders of the $350 million of Senior Notes will receive $107 million of new senior notes of Vertis and approximately 57% of the new common stock of Holdings, (iii) the holders of the $293.5 million of Senior Subordinated Notes will receive $27 million of new senior notes of Vertis, 10% of the new common stock of Holdings and warrants to acquire 11.5% of the new common stock of Holdings, at an implied strike price equivalent to the principal amount of, plus accrued interest on, the Senior Notes, (iv) the holders of the existing common stock of Holdings will have their shares cancelled and receive no distribution, and (v) the holders of the $280 million of ACG Notes will receive $66 million of the new senior notes of Vertis and approximately 33% of the new common stock of Holdings.

Reorganization Costs

        The Company has incurred and will continue to incur significant costs, primarily professional fees, associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company's results of operations. Approximately $12.5 million has been recorded in the three months ended June 30, 2008. Through June 30, 2008, approximately $16.8 million has been incurred. These costs are included in selling, general and administrative

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

2. SUBSEQUENT EVENTS/CHAPTER 11 REORGANIZATION (Continued)

expenses in the accompanying condensed statement of operations. As the Chapter 11 Case continues, the Company expects these costs to continue until the Company emerges from bankruptcy.

Liquidity and Going Concern Matters

        The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Company's $250 million credit facility, A/R Facility and $350 million 9.75% Senior Secured Second Lien Notes due 2009, $350 million 10.875% Senior Notes due 2009 and $293.5 million 13.5% Senior Subordinated Notes due 2009. As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

        The DIP Credit Agreement provides for a $380 million commitment of debtor-in-possession financing to prepay certain pre-petition senior secured indebtedness, terminate the Company's A/R Facility and fund the working capital requirements of the Debtors during the pendency of the Chapter 11 Case. The Company plans to use the DIP Credit Agreement to repay the $250 million credit facility as well as the outstanding notes, terminate the A/R Facility, and fund its working capital requirements.

Risk and Uncertainties

        The Company has received majority votes in favor of the prepackaged plan of reorganization. Management is committed to emerging from bankruptcy and pursuing the reorganization plan. A hearing on the confirmation of the Plan is scheduled for August 26, 2008.

        While the Plan is intended to increase the viability of the Company, there are doubts about the Company's ability to continue as a going concern, and thus, the Company's ability to realize its assets or satisfy its liabilities in the normal course of business. The Company's condensed consolidated financial statements do not include any adjustments related to these uncertainties. The Company's condensed consolidated financial statements were prepared on the going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

3. NEW ACCOUNTING PRONOUNCEMENTS

        In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. If an entity chooses this practice, it shall report unrealized gains and losses on the items for which the fair value option has been elected at each subsequent reporting date. The fair value option may be elected for a single eligible item without electing it for other identical items, with certain exceptions specified in the Statement. Additional disclosures are required for an entity that chooses to elect the fair value option. The provisions of this Statement were effective for the Company on January 1, 2008. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141R"). SFAS 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting, previously referred to as the purchase method, be used for all business combinations and

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

3. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), with the intent of providing users of the financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures above fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. The provisions of this statement are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company currently does not have any derivative instruments that are subject to the requirements of SFAS 133 and therefore does not expect the disclosure requirements of this Statement to apply to its future financial statement disclosures.

4. RESTRUCTURING CHARGES

        The Company began a restructuring program in the first quarter of 2008 (the "2008 Program") including reductions in work force of approximately 298 employees of which 184 represent direct labor employees and the closure of an Advertising Inserts production facility in San Leandro, California. The Company's decision to close the inserts facility was made with the intent of properly aligning the

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. RESTRUCTURING CHARGES (Continued)

Company's cost structure with current marketplace conditions by improving the utilization of presses and lowering overall operating costs. The operations of the San Leandro facility will be consolidated into the Company's three remaining California-based regional facilities, including the relocation of printing presses. Restructuring actions under the 2008 Program are expected to be complete in the fourth quarter of 2008.

        The Company continuously evaluates its clients' needs and makes decisions to size its workforce and national network of facilities to match its business plans. It is likely that the Company will incur additional restructuring costs in 2008 in an on-going effort to achieve its objectives.

        In the quarter ended June 30, 2008, under the 2008 Program, the Advertising Inserts segment recorded $0.5 million in severance and related costs and $0.2 million in facility closing costs, the Direct Mail segment recorded $0.8 million severance and related costs and Corporate and Other recorded $0.2 million in severance and related costs and $0.4 million in facility closings costs.

        In the six months ended June 30, 2008, the Advertising Inserts segment recorded $2.9 million in severance and related costs associated with the elimination of approximately 199 positions as well as $1.5 million in facility closure costs and $2.6 million in asset write-downs related to the closure of an inserts production facility. The Direct Mail segment recorded $2.2 million in severance and related costs associated with the elimination of approximately 73 positions. Corporate and Other recorded $0.4 million in severance and related costs in 2008 associated with the elimination of 24 positions and a reversal of approximately $0.2 million in facility closure costs.

        Included in the 2008 six-month segment restructuring expense are approximately $0.1 million of severance costs related to the elimination of two shared services positions, which have been allocated to the segments based on percentages established by management.

        The Company's 2007 restructuring program (the "2007 Program") included reductions in work force of 275 employees, the closure of an Advertising Inserts production facility, the closure of a Direct Mail programming support facility and vacating a floor in the Company's corporate office.

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

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

4. RESTRUCTURING CHARGES (Continued)

        Included in the 2007 six-month segment restructuring expense are approximately $0.2 million of severance costs related to the elimination of nine shared services positions and $0.5 million of facilities costs associated with vacating a floor in the Company's corporate office, which have been allocated to the segments based on percentages established by management.

        The significant components of restructuring charges were as follows:

(in thousands)	Severance and Related Costs	Asset Write-downs		Facility Closing Costs	Total
Balance at April 1, 2007	$2,280	$		$5,168	$7,448
Restructuring charges in the three months ended June 2007	675		120	495	1,290
Restructuring payments and asset write-downs in the three months ended June 2007	(591)		(120)	(716)	(1,427)

Balance at June 30, 2007	$2,364		$—	$4,947	$7,311

Balance at January 1, 2007	$3,193			$5,018	$8,211
Restructuring charges in the six months ended June 2007	924		$120	1,157	2,201
Restructuring payments and asset write-downs in the six months ended June 2007	(1,753)		(120)	(1,228)	(3,101)

Balance at June 30, 2007	$2,364		$—	$4,947	$7,311

Balance at April 1, 2008	$3,294	$		$5,694	$8,988
Restructuring charges in the three months ended June 2008	1,544		54	560	2,158
Restructuring payments and asset write-downs in the three months ended June 2008	(2,250)		(54)	(1,510)	(3,814)

Balance at June 30, 2008	$2,588		$—	$4,744	$7,332

Balance at January 1, 2008	$2,465			$5,630	$8,095
Restructuring charges in the six months ended June 2008	5,565		$2,607	1,677	9,849
Restructuring payments and asset write-downs in the six months ended June 2008	(5,442)		(2,607)	(2,563)	(10,612)

Balance at June 30, 2008	$2,588		$—	$4,744	$7,332

        The Company expects to pay approximately $4.9 million of the accrued restructuring costs during the next twelve months, and the remainder, approximately $2.4 million, by 2014, subject to any leases being rejected as discussed in Note 2. The portion of this accrual attributable to facility closing costs is recorded net of estimated sublease income at its present value. Actual future cash requirements may differ from the accrual, particularly if actual sublease income differs from current estimates. The Company's expectation is based upon the anticipated outcome of the Plan, as discussed in Note 2.

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

5. ACCOUNTS RECEIVABLE

        The Company was party to a three-year agreement, terminating in December 2008 (the "A/R Facility"), to sell substantially all trade accounts receivable generated by the Company's U.S. subsidiaries through the issuance of $130.0 million variable rate trade receivable backed notes. This facility was terminated in conjunction with obtaining the DIP Agreement as discussed in Note 2. The following information describes the A/R Facility as it existed up to and as of June 30, 2008.

        Under the A/R Facility, the Company sold its trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, the Company maintained an interest in the receivables and had been contracted to service the accounts receivable. The Company received cash proceeds for servicing of $0.5 million and $0.6 million in the six months ended June 30, 2008 and 2007 respectively. These proceeds were fully offset by servicing costs.

        At June 30, 2008 and December 31, 2007, the Company sold accounts receivable of $142.2 million and $168.6 million, respectively. At June 30, 2008 and December 31, 2007, the Company retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $62.1 million and $38.6 million, respectively, which is included in Accounts receivable, net, on the condensed consolidated balance sheet at allocated cost, which approximates fair value. As a result, accounts receivable of $80.1 million and $130 million are excluded from the condensed consolidated balance sheet at June 30, 2008 and December 31, 2007, respectively. The proceeds from collections reinvested in securitizations amounted to $744.4 million and $826.4 million in the six months ended June 30, 2008 and 2007, respectively.

        Fees for the A/R Facility varied based on the amount of interests sold and LIBOR plus an average margin of 50 basis points. The Company also paid an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances. The loss on sale, which approximated the fees, totaled $2.5 million and $3.4 million in the six months ended June 30, 2008 and 2007, respectively, and is included in Other, net, on the condensed consolidated statement of operations.

6. INVENTORIES

        Inventories consisted of the following:

(in thousands)	June 30, 2008	December 31, 2007
Paper	$26,139	$21,614
Ink and chemicals	6,082	4,246
Work in process	2,724	3,214
Finished goods	7,983	8,090
Other	4,994	5,612

	$47,922	$42,776

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

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

        In addition, the Company also provides digital premedia and image content management, creative services for advertising insert page layout and design, and media planning and placement services. These services are included in the table below as "Corporate and Other." Corporate and Other also includes the Company's general corporate costs, which reflect costs associated with the Company's executive officers as well as other transactions that are not allocated to the Company's business segments. Also included in Corporate and Other are the costs associated with the Company's reorganization that amounted to $12.5 million and $16.8 million for the three and six months ended June 30, 2008, respectively.

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

7. SEGMENT INFORMATION (Continued)

        The following is information regarding the Company's segments:

		Three months ended, June 30,		Six months ended, June 30,
(in thousands)		2008	2007	2008	2007
Revenue:
External Revenue	Advertising Inserts	$212,154	$228,347	$406,528	$446,249
	Direct Mail	77,625	79,621	164,758	169,419
	Corporate and Other	22,215	24,162	44,413	47,128

	Consolidated	$311,994	$332,130	$615,699	$662,796

Intersegment Revenue	Advertising Inserts	$72	$63	$108	$210
	Direct Mail	172	319	413	642
	Corporate and Other	945	1,030	1,928	1,770

	Consolidated	1,189	1,412	2,449	2,622
	Elimination of intersegment revenue	(1,189)	(1,412)	(2,449)	(2,622)

	Consolidated revenue	$311,994	$332,130	$615,699	$662,796

EBITDA	Advertising Inserts	$18,207	$25,808	$24,737	$42,582
	Direct Mail	3,625	4,829	9,874	12,884
	Corporate and Other	(14,435)	(3,210)	(20,121)	(6,788)

	Consolidated EBITDA	7,397	27,427	14,490	48,678
	Depreciation and amortization of intangibles	13,128	13,767	26,819	27,227
	Interest expense, net	34,990	33,340	69,196	66,225
	Income tax expense	146	47	323	153

	Net loss	$(40,867)	$(19,727)	$(81,848)	$(44,927)

Restructuring charges	Advertising Inserts	$707	$465	$6,959	$635
	Direct Mail	771	(126)	2,162	386
	Corporate and Other	680	951	728	1,180

	Consolidated	$2,158	$1,290	$9,849	$2,201

Depreciation and amortization of intangibles	Advertising Inserts	$8,090	$9,040	$16,812	$17,897
	Direct Mail	3,713	3,560	7,379	6,916
	Corporate and Other	1,325	1,167	2,628	2,414

	Consolidated	$13,128	$13,767	$26,819	$27,227

(in thousands)		June 30, 2008	December 31, 2007
Identifiable Assets	Advertising Inserts	$337,391	$324,376
	Direct Mail	136,033	151,799
	Corporate and Other	35,488	51,991

	Consolidated	$508,912	$528,166

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. LONG-TERM DEBT

        Long-term debt consisted of the following in the order of priority:

(in thousands)	June 30, 2008	December 31, 2007
Revolving credit facility (due December 2008)	$153,028	$115,454
Term loan (due December 2008)	50,000	50,000
$350 million 9 3/4% senior secured second lien notes, net of discount (due April 2009)	348,806	348,010
$350 million 10 7/8% senior notes, net of discount (due June 2009)	349,649	349,470
$294 million 13 1/2% senior subordinated notes, net of discount (due December 2009)	290,644	289,638

	1,192,127	1,152,572
Current Portion	(901,483)	(165,454)

	$290,644	$987,118

        The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Company's $250 million credit facility, A/R Facility and $350 million 9.75% Senior Secured Second Lien Notes due 2009, $350 million 10.875% Senior Notes due 2009 and $293.5 million 13.5% Senior Subordinated Notes due 2009. As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. This debt is subject to the Plan, as discussed in Note 2.

        The Company entered into a DIP Credit Agreement, dated as of July 17, 2008, among the Company, as borrower, the other Debtors as guarantors, General Electric Capital Corporation, as agent and lender, Bank of America, N.A., as documentation agent, and other lenders from time to time party thereto. Certain of the Company's existing lenders are also lenders under the DIP Credit Agreement. The DIP Credit Agreement received final approval by the Bankruptcy Court on August 13, 2008. The Debtors used the DIP Credit Facility to repay the Debtors' pre-petition senior secured revolving credit facility and the A/R Securitization in an amount equal to approximately $94.0 million. In addition, the Debtors plan to use the DIP Credit Facility to finance the ordinary costs of their operations, maintain business relationships with vendors, suppliers and customers, make payroll, make capital expenditures, and satisfy other working capital and operational needs.

        The DIP Credit Agreement is in an aggregate principal amount of $380 million (comprised of a $130 million secured revolving facility with sublimits of up to $45 million for issuances of letters of credit and up to $25 million for swing loan borrowings, as well as an overadvance facility of up to $20 million in excess of the borrowing base described below (collectively, the "Revolving Facility"), a $50 million secured Term A facility (the "Term A") and a $200 million secured Term B facility (the "Term B")) and provided by General Electric Capital Corporation, as administrative agent and collateral agent for itself and other financial institutions. Availability under the Revolving Facility is subject to a borrowing base of up to 85% of the net amount of eligible accounts receivable minus reserves and other amounts. Interest accrues at a rate per annum equal to, at the option of the borrower thereunder, the base rate or LIBOR rate plus an applicable margin. The applicable margin

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

8. LONG-TERM DEBT (Continued)

with respect to LIBOR rate loans is 5.50%, 3.00% and 2.75% with respect to the Term A, Term B and Revolving Facility, respectively. The following information describes the long-term debt as it existed up to and as of June 30, 2008.

        The Company had a credit facility (the "Credit Facility") which, effective with the March 2007 amendment, provided availability of $250 million. The Credit Facility, as amended, consisted of a $200 million revolving credit facility and a fully drawn $50 million term loan. The Credit Facility also provided for issuances of up to $45 million in letters of credit and outstanding letters of credit reduced the availability under the revolving credit facility. There was no repayment of the principal due until December 22, 2008, the maturity date.

        The maximum availability under the revolving credit facility was limited to a borrowing base calculated as follows: 85% of the Company's eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in the Company's $130 million trade receivables securitization (see Note 5); the lesser of 55% of the book value of eligible machinery and equipment at owned locations or 100% of the orderly liquidation value-in-place (as defined in the credit agreement); the lesser of 55% of the book value of eligible machinery and equipment at leased locations or 100% of the net orderly liquidation value (as defined in the credit agreement) and 80% of the fair market value of owned real estate. The eligibility of such assets included in the calculation was set forth in the credit agreement. At June 30, 2008, the borrowing base was calculated to be $190.0 million. The Company had approximately $20.6 million available to borrow under the revolving credit facility at June 30, 2008.

        The interest rate on the revolving credit facility portion of the Credit Facility was either (a) the US Prime rate, plus a margin which fluctuates based on the Company's senior secured leverage ratio ("Leverage Ratio"), defined as the ratio of senior secured debt to EBITDA, or (b) the LIBOR rate plus a margin that fluctuates based on the Company's Leverage Ratio. The EBITDA amount used in this calculation is not equivalent to the amount included in these financial statements, but rather is net of adjustments to exclude certain items as defined in the credit agreement. The interest rate on the term loan portion of the Credit Facility was the LIBOR rate plus a margin that fluctuates based on the Company's Leverage Ratio. At June 30, 2008, the margin was 300 basis points above LIBOR for the revolving credit facility and 475 basis points above LIBOR for the term loan. The Company also paid an unused commitment fee of 50 basis points on the difference between $200 million and the amount of loans and letters of credit outstanding. At June 30, 2008, the weighted-average interest rate on the revolving credit facility was 5.7% and the rate on the term loan was 7.4%.

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

9. RETIREMENT PLANS

        The following table provides the components of net periodic benefit cost for the Company's defined benefit plans, including pension and supplemental executive retirement plans, for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Service cost	$69	$104	$138	$208
Interest cost	566	546	1,133	1,091
Expected return on plan assets	(363)	(339)	(726)	(678)
Amortization of prior service cost	25	25	50	50
Amortization of net loss	122	147	243	294

Net periodic benefit cost	$419	$483	$838	$965

        The Company made contributions of approximately $1.4 million to its pension plans in the six months ended June 30, 2008. The Company expects to contribute approximately $3.1 million in 2008 as previously disclosed in its consolidated financial statements for the year ended December 31, 2007. The Company's expectation is based upon the outcome of the Chapter 11 Case, as discussed in Note 2.

10. FAIR VALUE

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

        SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The principal market, as prescribed by SFAS 157, is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability. If there is no principal market, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received for the asset or minimizes the amount that would be paid to transfer the liability. SFAS 157 clarifies that fair value should be based on assumptions market participants would make in pricing the asset or liability. Where available, fair value is based on observable quoted market prices or derived from observable market data. Where observable prices or inputs are not available, valuation models are used (i.e., Black-Scholes or a binomial model).

        SFAS 157 established a three level fair value hierarchy to classify the inputs used in measuring fair value as follows:

  Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

  Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

10. FAIR VALUE (Continued)

  other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

  Level 3—Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

        As of June 30, 2008, our financial liabilities consisted of the senior secured second lien notes, senior unsecured notes, and senior subordinated notes. The fair values are based on observable quoted market prices. The Company also has a revolving credit facility, which is subject to variable interest rates based on observable interest rates.

        Our financial liabilities are recorded at their contractual value. The following table summarizes the fair value of our financial liabilities as of June 30, 2008 and the level they fall within the fair value hierarchy:

	June 30, 2008
(in thousands)	Input	Amount
Senior Secured Second Lien Notes	Level 1	$325,500
Senior Unsecured Notes	Level 1	$131,250
Senior Subordinated Notes	Level 1	$11,740
Revolving Credit Facility and Term Loan	Level 2	$203,028

        This debt is subject to the Plan, as discussed in Note 2.

        On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, the Company has not applied the provisions of SFAS 157 to intangible assets. The Company is still assessing the impact the adoption of SFAS 157 for non-financial assets and liabilities will have on the Company's results of operations or financial position.

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

11. COMPREHENSIVE LOSS

        The following table provides a reconciliation of net loss to comprehensive loss for the three and six months ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(40,867)	$(19,727)	$(81,848)	$(44,927)
Other comprehensive income:
Foreign currency translation gain		11	57	20
Amortization of prior service cost(1)	25	25	50	50
Amortization of net loss(1)	121	147	243	294

Total comprehensive loss	$(40,721)	$(19,544)	$(81,498)	$(44,563)

(1)
Represents the amortization of prior service cost and net actuarial losses, respectively, which are included in the Company's pension expense for the three and six months ended June 30, 2008 and 2007. These amounts are excluded from total comprehensive loss as the full amount of the prior service cost and net actuarial loss was recognized in other comprehensive loss at December 31, 2006 under SFAS No. 158, "Employers' Accounting for Defined Benefit and Other Postretirement Plans", which the Company adopted on December 31, 2006. Therefore, there is no change to the accumulated other comprehensive income in the three and six months ended June 30, 2008 and 2007 related to these amounts.

12. HOLDINGS SHARE BASED COMPENSATION

        Pursuant to the Restructuring Agreement, the holders of the existing common stock of Holdings will have their shares cancelled and receive no distributions. See Note 2. The following information describes the Holdings share-based compensation plans as they existed up to and as of June 30, 2008.

        Employees of the Company participate in the Holdings 1999 Equity Award Plan (the "Stock Plan"), which authorizes grants of stock options, restricted stock, performance shares and other stock based awards up to an aggregate of 10 million shares. Holdings has options, restricted shares, retained shares and rights outstanding under the Stock Plan at June 30, 2008. SFAS 123R requires that share based payments for compensation made by Holdings to employees of the Company be accounted for in the financial statements of the Company.

        Certain current and former members of the Company's management own shares of common stock subject to retained share agreements (the "Retained Shares"). These retained share agreements were issued in connection with the Company's recapitalization in 1999 (the "1999 Recapitalization") with the intent to replace previously issued incentive stock options at equivalent economic value. The retained share agreements restrict transfers of the Retained Shares unless there is a liquidity event, generally defined as a public offering of Holdings' common stock (where immediately following such offering, the aggregate number of shares of common stock held by the public, not including affiliates of the Company, represents at least 20% of the total number of outstanding shares), merger or other business combination, or a sale or other disposition of all or substantially all of our assets to another entity for cash and/or publicly traded securities (each a "Liquidity Event"). Additionally, included in the retained

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12. HOLDINGS SHARE BASED COMPENSATION (Continued)

share agreements, employees (or their estates) have the right to put (the "Put Right") the Retained Shares to the Company for the fair market value of the stock within 90 days of termination due to retirement, disability or death (the "Put Right Period"). Retirement for this purpose is defined as the employee's retirement from the Company at age 65 after at least three years of continuous service. The Retained Shares are considered equity awards under SFAS 123R.

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

        Through June 30, 2008, employees holding 8,233 Rights with Put Rights attached left the Company. However, the employees' manner of separation from the Company did not fit the criteria, as discussed above, for them to exercise the Put Right attached to their Rights and therefore the Put Rights were forfeited. As of June 30, 2008, there were 25,785 Retained Shares and Rights that have the Put Rights available.

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

        Holdings issued 850,000 shares of restricted stock and cancelled 48,637, shares of restricted stock in the six months ended June 30, 2008. The Company estimates the fair value of the restricted stock to be $0.64 per share, based on a fair-value calculation conducted in 2007. At June 30, 2008, there were 1,009,531 shares of restricted stock outstanding under the Stock Plan.

        The Company also has the ability to issue options to certain members of management under the Stock Plan. At June 30, 2008, there were 2,956 options outstanding under the Stock Plan. These options were fully vested at January 1, 2006, therefore no compensation expense is recorded.

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

12. HOLDINGS SHARE BASED COMPENSATION (Continued)

        A summary of activity under the Stock Plan for the six months ended June 30, 2008 is as follows:

(thousands of shares)	Retained Shares	Rights	Restricted Stock(1)	Options(2)
Outstanding at December 31, 2007	18	15	208	3
Granted			850
Forfeited/Cancelled		(8)	(49)

Outstanding at June 30, 2008	18	7	1,009	3

Nonvested at June 30, 2008			1,009

Exercisable at June 30, 2008				3

(1)
The weighted-average grant-date fair value of the restricted shares granted in 2007 and 2008 is $0.64 per share. Prior to 2007, the weighted-average grant-date fair value of restricted shares was $20.48. As of June 30, 2008 there was an estimated $3.4 million of unrecognized compensation cost related to nonvested restricted stock awards granted under the Stock Plan.

(2)
The weighted-average exercise price of the vested options outstanding at June 30, 2008 is $31.50 per share. The outstanding options have ten-year terms, with 2,063 options expiring in 2009 and the remainder expiring in 2012.

13. INTEREST EXPENSE, NET

        Interest expense, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Interest cost	$32,494	$31,200	$64,094	$62,173
Amortization of deferred financing fees	1,824	1,851	3,608	3,449
Amortization of long-term debt discounts	990	990	1,980	1,980
Capitalized interest	(270)	(479)	(424)	(815)
Interest income	(48)	(222)	(62)	(562)

	$34,990	$33,340	$69,196	$66,225

        The Company made interest payments of $6.9 million and $60.5 million in the six months ended June 30, 2008 and 2007, respectively. As discussed in Note 2, the Company did not make required interest payments totaling $55.9 million on its 9.75% Senior Secured Second Lien Notes due 2009, the 10.875% Senior Notes due 2009 or the 13.5% Senior Subordinated Notes due 2009 during the quarter, having entered into agreements with the holders to forebear exercising certain of their rights and remedies against the Company.

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

14. OTHER, NET

        Other, net consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
A/R Facility fees (see Note 5)	$1,316	$1,684	$2,500	$3,440
Bank commitment fees	179	267	404	464
Other costs	(1)		13	9

	$1,494	$1,951	$2,917	$3,913

15. INCOME TAXES

        Holdings files a consolidated federal income tax return with all of its subsidiaries, including the Company. The components of income tax have been allocated to the Company as if the Company filed a separate consolidated tax return. The Company or one of its subsidiaries also files income tax returns in various state and foreign jurisdictions. The Internal Revenue Service completed examinations of Holdings' U.S. income tax returns through 2003. The Company has certain tax attributes that originated in income tax returns from 1993 through 2007. As such, the federal and state income tax returns for those years are subject to examination by the tax authorities.

        The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as an addition to the January 1, 2007 accumulated deficit balance. The total amount of unrecognized tax benefits as of the date of adoption was approximately $0.4 million. In addition, accrued interest and penalties amounted to approximately $0.6 million as of the date of adoption. Movement in the reserve for the six months ended June 30, 2008 was not material. The Company recognizes interest and penalties accrued related to unrecognized tax positions as income tax expense.

        The Company maintains a full valuation allowance against its deferred tax assets. This treatment is required under SFAS No. 109, "Accounting for Income Taxes" when, in the judgment of management, it is not more likely than not that sufficient taxable income will be generated in the future to realize the deductible temporary differences. The Company's deferred tax assets and tax carryforwards remain available to offset taxable income in future years, thereby lowering any potential cash tax obligations. However, the Company's deferred tax assets and carryforwards are expected to change significantly as a result of the Chapter 11 Case and Plan, as discussed in Note 2. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

        The Company is currently under examination by various states in the United States. The Company believes it has adequate provisions for all open years.

        The income tax provision for the six months ended June 30, 2008, primarily relates to foreign and state income tax. Income tax payments of $0.2 million were made by the Company in the six months ended June 30, 2008. Additionally, the Company paid the interest associated with the settlement of the 2003 examination of $0.5 million in the six months ended June 30, 2007.

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

16. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company has three series of notes (see Note 8) which are general obligations of Vertis, Inc., and are guaranteed by certain of its domestic subsidiaries. Accordingly, the following condensed consolidated financial information as of June 30, 2008 and December 31, 2007, and for the three and six months ended June 30, 2008 and 2007, are included for (a) Vertis, Inc. (the "Parent") on a stand-alone basis, (b) the guarantor subsidiaries, (c) the non-guarantor subsidiaries and (d) the Company on a consolidated basis.

        As of June 30, 2008, the guarantor subsidiaries include Enteron Group LLC, Vertis Mailing LLC, Webcraft LLC, USA Direct LLC and Webcraft Chemicals LLC, all of which are wholly-owned subsidiaries of Vertis, Inc. The operations of Enteron Group LLC are reported in Corporate and Other elsewhere in the financial statements, while the operations of Webcraft LLC and Webcraft Chemicals LLC are reported in the Direct Mail segment. The non-guarantor subsidiary is Laser Tech Color Mexico, S.A. de C.V., which is a wholly-owned subsidiary of Vertis, Inc., and whose operations are included in Corporate and Other elsewhere in the financial statements. The Parent includes the operations of Advertising Inserts as well as some Direct Mail operations and operations reported under Corporate and Other. The Parent and its guarantor subsidiaries are included in the Chapter 11 Case.

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

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

16. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Debtor and Debtor-in-Possession as of July 15, 2008
Condensed Consolidating Balance Sheet at June 30, 2008
In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,158	$56	$305		$1,519
Accounts receivable, net	75,039	8,669	543		84,251
Inventories	35,616	12,298	8		47,922
Maintenance parts, net	18,629	1,855			20,484
Prepaid expenses and other current assets	10,332	6,142	3		16,477

Total current assets	140,774	29,020	859		170,653
Intercompany receivable	31,915			$(31,915)
Investments in subsidiaries	33,683	850		(34,533)
Property, plant and equipment, net	236,819	73,742	115		310,676
Deferred financing costs, net	6,353				6,353
Other assets, net	16,587	4,643			21,230

Total Assets	$466,131	$108,255	$974	$(66,448)	$508,912

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$80,418	$27,302	$26		$107,746
Compensation and benefits payable	36,040	5,127	41		41,208
Accrued interest	71,048				71,048
Current portion—notes payable	901,483				901,483
Other current liabilities	17,892	4,200	(213)		21,879

Total current liabilities	1,106,881	36,629	(146)		1,143,364
Due to parent	5,092	13,204	18,711	$(31,915)	5,092	(1)
Long-term debt, net of current portion	290,644				290,644
Other long-term liabilities	20,389	6,298			26,687

Total liabilities	1,423,006	56,131	18,565	(31,915)	1,465,787
Stockholder's (deficit) equity	(956,875)	52,124	(17,591)	(34,533)	(956,875)

Total Liabilities and Stockholder's (Deficit) Equity	$466,131	$108,255	$974	$(66,448)	$508,912

(1)
Represents the amount due to Holdings

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

16. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Debtor and Debtor-in-Possession as of July 15, 2008
Condensed Consolidating Balance Sheet at December 31, 2007
In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,805	$2,653	$1,759		$6,217
Accounts receivable, net	71,973	11,969	325		84,267
Inventories	30,007	12,767	2		42,776
Maintenance parts, net	18,489	1,802			20,291
Prepaid expenses and other current assets	6,341	4,015	10		10,366

Total current assets	128,615	33,206	2,096		163,917
Intercompany receivable	42,231			$(42,231)
Investments in subsidiaries	27,214	850		(28,064)
Property, plant and equipment, net	249,341	78,570	115		328,026
Deferred financing costs, net	9,629				9,629
Other assets, net	21,473	5,121			26,594

Total Assets	$478,503	$117,747	$2,211	$(70,295)	$528,166

LIABILITIES AND STOCKHOLDER'S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$106,789	$29,958	$11		$136,758
Compensation and benefits payable	33,712	5,976	45		39,733
Accrued interest	13,889				13,889
Current portion of long-term debt	165,454				165,454
Other current liabilities	20,578	5,387	(181)		25,784

Total current liabilities	340,422	41,321	(125)		381,618
Due to parent	3,277	22,211	20,020	$(42,231)	3,277	(1)
Long-term debt, net of current portion	987,118				987,118
Other long-term liabilities	22,769	8,467			31,236

Total liabilities	1,353,586	71,999	19,895	(42,231)	1,403,249
Stockholder's (deficit) equity	(875,083)	45,748	(17,684)	(28,064)	(875,083)

Total Liabilities and Stockholder's (Deficit) Equity	$478,503	$117,747	$2,211	$(70,295)	$528,166

(1)
Represents the amount due to Holdings

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

16. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Debtor and Debtor-in-Possession as of July 15, 2008
Condensed Consolidating Statement of Operations
Three months ended June 30, 2008
In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Revenue	$246,131	$66,466	$426	$(1,029)	$311,994

Operating expenses:
Costs of production	202,006	51,702	327	(1,029)	253,006
Selling, general and administrative	38,881	9,046	12		47,939
Restructuring charges	1,347	811			2,158
Depreciation and amortization of intangibles	10,414	2,703	11		13,128

	252,648	64,262	350	(1,029)	316,231

Operating (loss) income	(6,517)	2,204	76		(4,237)

Other expenses (income):
Interest expense, net	34,988	3	(1)		34,990
Other, net	1,494				1,494

	36,482	3	(1)		36,484

Equity in net income of subsidiaries	2,257			(2.257)
(Loss) income from continuing operations before income taxes	(40,742)	2,201	77	(2,257)	(40,721)
Income tax expense	125		21		146

Net (loss) income	$(40,867)	$2,201	$56	$(2,257)	$(40,867)

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

16. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Debtor and Debtor-in-Possession as of July 15, 2008
Condensed Consolidating Statement of Operations
Three months ended June 30, 2007
In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Revenue	$263,892	$69,014	$444	$(1,220)	$332,130

Operating expenses:
Costs of production	211,843	54,483	367	(1,220)	265,473
Selling, general and administrative	26,685	9,300	4		35,989
Restructuring charges	1,376	(86)			1,290
Depreciation and amortization of intangibles	10,970	2,786	11		13,767

	250,874	66,483	382	(1,220)	316,519

Operating income	13,018	2,531	62		15,611

Other expenses (income):
Interest expense, net	33,337	5	(2)		33,340
Other, net	1,951				1,951

	35,288	5	(2)		35,291

Equity in net income of subsidiaries	2,636	(2)		(2,634)
(Loss) income before income tax expense	(19,634)	2,524	64	(2,634)	(19,680)
Income tax expense	93		(46)		47

Net (loss) income	$(19,727)	$2,524	$110	$(2,634)	$(19,727)

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

16. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Debtor and Debtor-in-Possession as of July 15, 2008
Condensed Consolidating Statement of Operations
Six months ended June 30, 2008
In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Revenue	$476,356	$140,706	$967	$(2,330)	$615,699

Operating expenses:
Costs of production	390,090	108,114	783	(2,330)	496,657
Selling, general and administrative	72,966	18,798	22		91,786
Restructuring charges	7,822	2,027			9,849
Depreciation and amortization of intangibles	21,412	5,385	22		26,819

	492,291	134,324	827	(2,330)	625,111

Operating (loss) income	(15,935)	6,382	140		(9,412)

Other expenses (income):
Interest expense, net	69,194	6	(4)		69,196
Other, net	2,917				2,917

	72,111	6	(4)		72,113

Equity in net income of subsidiaries	6,480			(6,480)
(Loss) income before income tax expense	(81,565)	6,376	144	(6,480)	(81,525)
Income tax expense	283		40		323

Net (loss) income	$(81,848)	$6,376	$104	$(6,480)	$(81,848)

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

16. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Debtor and Debtor-in-Possession as of July 15, 2008
Condensed Consolidating Statement of Operations
Six months ended June 30, 2007
In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Revenue	$518,267	$146,076	$945	$(2,492)	$662,796

Operating expenses:
Costs of production	422,866	113,482	709	(2,492)	534,565
Selling, general and administrative	55,161	18,254	24		73,439
Restructuring charges	2,179	22			2,201
Depreciation and amortization of intangibles	21,776	5,429	22		27,227

	501,982	137,187	755	(2,492)	637,432

Operating income	16,285	8,889	190		25,364

Other expenses (income):
Interest expense, net	66,232	(4)	(3)		66,225
Other, net	3,913				3,913

	70,145	(4)	(3)		70,138

Equity in net income of subsidiaries	9,026	(19)		(9,007)
(Loss) income before income tax expense	(44,834)	8,874	193	(9,007)	(44,774)
Income tax expense	93		60		153

Net (loss) income	$(44,927)	$8,874	$133	$(9,007)	$(44,927)

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

16. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Debtor and Debtor-in-Possession as of July 15, 2008
Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2008
In thousands

	Parent	Guarantor Companies	Non-Guarantor Companies	Consolidated
Cash Flows from Operating Activities	$(46,280)	$4,180	$(123)	$(42,223)

Cash Flows from Investing Activities:
Capital expenditures	(10,753)	(3,125)	(22)	(13,900)
Software development costs capitalized	(1,252)			(1,252)
Proceeds from sale of property, plant and equipment and divested assets	2,360	2,702		5,062

Net cash used in investing activities	(9,645)	(423)	(22)	(10,090)

Cash Flows from Financing Activities:
Net borrowings under revolving credit facility	37,574			37,574
Deferred financing costs	(331)			(331)
(Decrease) increase in outstanding checks drawn on controlled disbursement accounts	7,724	2,653		10,377
Other financing activities	10,311	(9,007)	(1,365)	(61)

Net cash provided by (used in) financing activities	55,278	(6,354)	(1,365)	47,559

Effect of exchange rate changes on cash			56	56

Net decrease in cash and cash equivalents	(647)	(2,597)	(1,454)	(4,698)
Cash and cash equivalents at beginning of year	1,805	2,653	1,759	6,217

Cash and cash equivalents at end of period	$1,158	$56	$305	$1,519

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

16. GUARANTOR/NON-GUARANTOR CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)

Debtor and Debtor-in-Possession as of July 15, 2008
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

Vertis, Inc. and Subsidiaries

(Debtor and Debtor-in-Possession as of July 15, 2008)

Notes to Condensed Consolidated Financial Statements (Unaudited) (Continued)

17. CONTINGENCIES AND UNCERTAINTIES

        In addition to the Chapter 11 Case, as discussed in Note 2, certain claims, suits and complaints (including those involving environmental matters) which arise in the ordinary course of business have been filed or are pending against the Company. Management believes, based upon all the currently available information, that the results of such proceedings, individually, or in the aggregate would not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Overview

  Bankruptcy

        On July 15, 2008, Vertis Holdings, Inc. ("Holdings"), Vertis, Inc. ("Vertis" or the "Company"), and certain of Holdings' direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the "Bankruptcy Code").

        We continue to operate the businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. As previously disclosed, on May 22, 2008, the Company entered into a Restructuring Agreement (the "Restructuring Agreement") with certain of the Company's pre-petition noteholders pursuant to which such pre-petition noteholders agreed to vote in favor of and support the Company's proposed financial restructuring plan including, among other things, the filing by the Debtors of the Chapter 11 Case and its prepackaged plan of reorganization, subject to the terms and conditions contained in the Restructuring Agreement. One hundred percent in dollar amount and in number of holders of the Company's 9.75% Senior Secured Second Lien Notes due 2009, 98.6% in dollar amount and 98.3% in number of holders of the Company's 10.875% Senior Notes due 2009 and 100% in dollar amount and in number of holders of the Company's 13.5% Senior Subordinated Notes due 2009 that voted on the Company's prepackaged plan voted to approve the plan.

        The filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Company's $250 million credit facility, accounts receivable facility and $350 million 9.75% Senior Secured Second Lien Notes due 2009, $350 million 10.875% Senior Notes due 2009 and $293.5 million 13.5% Senior Subordinated Notes due 2009. As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

        We entered into a Senior Secured Priming and Superpriority Debtor-in-Possession Credit Agreement, dated as of July 17, 2008 (the "DIP Credit Agreement"), among the Company, as borrower, the other Debtors as guarantors, General Electric Capital Corporation, as agent and lender, Bank of America, N.A., as documentation agent, and other lenders from time to time party thereto. Certain of the Company's existing lenders are also lenders under the DIP Credit Agreement. The DIP Credit Agreement received final approval by the Bankruptcy Court on August 13, 2008. The Debtors used the DIP Credit Facility to repay the Debtors' pre-petition senior secured revolving credit facility and the A/R Securitization in an amount equal to $94.0 million. In addition, the Debtors plan to use the DIP Credit Facility to finance the ordinary costs of their operations, maintain business relationships with vendors, suppliers and customers, make payroll, make capital expenditures, and satisfy other working capital and operational needs.

        The DIP Credit Agreement is in an aggregate principal amount of $380 million (comprised of a $130 million secured revolving facility with sublimits of up to $45 million for issuances of letters of credit and up to $25 million for swing loan borrowings, as well as an overadvance facility of up to $20 million in excess of the borrowing base (not to exceed the $130 million limit) described below (collectively, the "Revolving Facility"), a $50 million secured Term A facility (the "Term A") and a $200 million secured Term B facility (the "Term B")) and provided by General Electric Capital Corporation, as administrative agent and collateral agent for itself and other financial institutions. Availability under the Revolving Facility is subject to a borrowing base of up to 85% of the net amount of eligible accounts receivable minus reserves and other amounts. Interest accrues at a rate per annum equal to, at the option of the borrower thereunder, the base rate or LIBOR rate plus an applicable margin. The applicable margin with respect to LIBOR rate loans is 5.50%, 3.00% and 2.75% with respect to the Term A, Term B and Revolving Facility, respectively.

        The DIP Credit Agreement provides for certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, investments and compliance with the Company's operating budget. Payment under the DIP Credit Agreement may be accelerated following certain events of default including, but not limited to, dismissal of any of the Chapter 11 Cases or conversion to chapter 7 of the Bankruptcy Code, appointment of a trustee or examiner with enlarged powers, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, failure to confirm a plan of reorganization within 90 days of the commencement of the Chapter 11 Case and entry of any order permitting holders of security interests to foreclose on any of the collateral securing the DIP Credit Agreement. The DIP Credit Agreement matures on the earlier of (i) October 13, 2008 or (ii) the effective date of a plan confirmed in the Chapter 11 Case. The DIP Credit Agreement is secured by liens on substantially all of the Debtors' assets.

  Merger and Prepackaged Plan

        On May 22, 2008, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Holdings, the parent of the Company, Victory Merger Sub, LLC, a wholly-owned subsidiary of the Company ("Victory Merger Sub"), and ACG Holdings, Inc. ("ACG"). Under the terms of the Merger Agreement, Victory Merger Sub will be merged with and into ACG, with ACG surviving the merger (the "Merger").

        Pursuant to the Merger, each outstanding shareholder of common stock, par value $0.01 per share, of ACG (the "ACG Common Stock") will receive from Vertis an amount in cash equal to: (a) 0.0005 multiplied by (b) the reorganized equity value of Holdings set forth in the disclosure statement for the solicitation of votes for the chapter 11 plan referred to above, divided by (c) the total number of shares of ACG Common Stock outstanding immediately prior to the closing of the Merger. The aggregate cash payment referred to above is anticipated to be approximately $92,000. In addition, certain ACG noteholders will receive $66 million of the new senior notes of Vertis and approximately 33% of the new common shares of Holdings, as discussed below.

        Consummation of the Merger is subject to the satisfaction of customary closing conditions and the receipt of necessary approvals. The Merger is subject to the restructuring and recapitalization the parties' outstanding indebtedness pursuant to the consummation of the chapter 11 plan referred to above.

        The Company has received majority votes in favor of the prepackaged plan of reorganization. Management is committed to emerging from bankruptcy and pursuing the reorganization plan. A hearing on the confirmation of the Plan is scheduled for August 26, 2008.

        While the Plan is intended to increase the viability of the Company, there are doubts about the Company's ability to continue as a going concern, and thus, the Company's ability to realize its assets or satisfy its liabilities in the normal course of business. The Company's condensed consolidated financial statements do not include any adjustments related to these uncertainties. The Company's condensed consolidated financial statements were prepared on the going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

  Company Overview

        Vertis is a premier provider of print advertising, direct marketing solutions and related value added services to America's leading retail and consumer services companies. We deliver marketing products that create strategic value for clients by using creative advertising, color management technologies, proprietary research, customer targeting expertise, premedia and media services, combined with our world-class printing expertise.

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

        The advertising insert business in general has been impacted by excess industry capacity causing industry-wide price pressure and competition for volume. Marketers have trended toward multi-channel advertising campaigns, which leverage more than one type of medium in addition to advertising inserts to expand their coverage. The decline in Advertising Inserts volume is indicative of this trend. In addition, 2008 volume was negatively impacted by page count reductions and event cancellations by many customers due to the increasing cost of newsprint and other paper grades, increased transportation costs due to rising fuel prices and general economic conditions adversely affecting retail customers.

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

        Direct Mail revenue decreased in the second quarter of 2008, primarily due to declines at our conventional print facilities that print pieces which require a degree of manual work to be done such as inserting pieces into envelopes, folding and other tasks. Reductions in print counts due to cost controls on the part of our customers also contributed to the Direct Mail revenue decline.

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

  Restructuring

        Cost management is a continuing focus of ours. Cost reductions have been accomplished through streamlining of shared service and corporate functions, combining operations, closing unprofitable locations, staff reductions and asset write-offs. Our 2008 restructuring activities, entered into in the second quarter of 2008, are expected to yield annualized cost savings of approximately $11.0 million (net of direct labor savings).

        The Company began a restructuring program in the first quarter of 2008 (the "2008 Program") including reductions in work force of approximately 298 employees and the closure of an Advertising Inserts production facility in San Leandro, California. The Company's decision to close the inserts facility was made with the intent of properly aligning the Company's cost structure with current marketplace conditions by improving the utilization of presses and lowering overall operating costs. The operations of the San Leandro facility will be consolidated into the Company's three remaining California-based regional facilities, including the relocation of printing presses. Restructuring actions under the 2008 Program are expected to be complete in the fourth quarter of 2008.

        Cost savings achieved in the first half of 2008 as a result of the 2008 Program were approximately $3.7 million. Annual cost savings expected in future years as a result of the 2008 Program are estimated to be approximately $11.0 million, $9.9 million of which relate to expected staffing cost savings (net of direct labor savings) and $1.1 million related to facility costs savings.

        We continuously evaluate our clients' needs and make decisions to size our workforce and national network of facilities to match our business plans. It is likely that we will incur additional restructuring costs in 2008 in an on-going effort to achieve our objectives and as part of the Chapter 11 Case.

        In the quarter ended June 30, 2008, under the 2008 Program, the Advertising Inserts segment recorded $0.5 million in severance and related costs and $0.2 million in facility closing costs, the Direct Mail segment recorded $0.8 million severance and related costs and Corporate and Other recorded $0.2 million in severance and related costs and $0.4 million in facility closings costs.

        In the six months ended June 30, 2008, the Advertising Inserts segment recorded $2.9 million in severance and related costs associated with the elimination of approximately 199 positions as well as $1.5 million in facility closure costs and $2.6 million in asset write-downs related to the closure of an inserts production facility. The Direct Mail segment recorded $2.2 million in severance and related costs associated with the elimination of approximately 73 positions. Corporate and Other recorded $0.4 million in severance and related costs in 2008 associated with the elimination of 24 positions and a reversal of approximately $0.2 million in facility closure costs.

        Included in the 2008 six-month segment restructuring expense are approximately $0.1 million of severance costs related to the elimination of two shared services positions, which have been allocated to the segments.

        The Company's 2007 restructuring program (the "2007 Program") included reductions in work force of 275 employees, closure of an Advertising Inserts production facility, closure of a Direct Mail programming support facility and vacating a floor in the Company's corporate office.

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

        Included in the 2007 six-month segment restructuring expense are approximately $0.2 million of severance costs related to the elimination of nine shared services positions and $0.5 million of facilities costs associated with vacating a floor in the Company's corporate office, which have been allocated to the segments based on percentages established by management.

        In connection with our restructuring actions discussed above, we recorded $2.2 million and $9.9 million of restructuring charges in the three and six months ended June 30, 2008 and $1.3 million and $2.2 million in the three and six months ended June 30, 2007, respectively. We expect to pay approximately $4.9 million of the accrued restructuring costs during the next year, and the remainder, approximately $2.4 million, by 2014. For more information about our restructuring charges, see Note 4 to our condensed consolidated financial statements.

  Factors Affecting Comparability

        As a result of its bankruptcy filing, the Company is now periodically required to file various documents with and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of federal bankruptcy law. While they accurately provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, and prepared in a format different from that used in the Company's consolidated financial statements filed under the securities laws. Accordingly, the Company believes that the substance and format do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company's securities, or for comparison with other financial information filed with the SEC.

        Several factors can affect the comparability of our results from one period to another. Primary among these factors are seasonality, the cost of paper, changes in business mix, the timing of restructuring expenses and the realization of the associated benefits.

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

Results of Operations

        The following table presents major components from our condensed consolidated statements of operations and condensed consolidated statements of cash flows:

					Percentage of Revenue		Percentage of Revenue
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	(in thousands)		(in thousands)
Revenue	$311,994	$332,130	$615,699	$662,796	100.0%	100.0%	100.0%	100.0%

Costs of production	253,006	265,473	496,657	534,565	81.1%	80.0%	80.7%	80.7%
Selling, general and administrative	47,939	35,989	91,786	73,439	15.4%	10.8%	14.9%	11.1%
Restructuring charges	2,158	1,290	9,849	2,201	0.7%	0.4%	1.6%	0.3%
Depreciation and amortization of intangibles	13,128	13,767	26,819	27,227	4.2%	4.1%	4.4%	4.1%

Total operating costs	316,231	316,519	625,111	637,432	101.4%	95.3%	101.5%	96.2%

Operating (loss) income	$(4,237)	$15,611	$(9,412)	$25,364	(1.4)%	4.7%	(1.5)%	3.8%

Other data:
Cash flows (used in) provided by operating activities	$(31,851)	$(13,378)	$(42,223)	$26,225
Cash flows used in investing activities	(4,718)	(18,054)	(10,090)	(33,118)
Cash flows provided by financing activities activities	37,095	25,410	47,559	7,193
EBITDA	$7,397	$27,427	$14,490	$48,678	2.4%	8.3%	2.4%	7.3%

        EBITDA represents net income (loss), plus

  •
  interest expense (net of interest income)
  •
  income tax expense (benefit), and
  •
  depreciation and amortization of intangibles.

        We present EBITDA here to provide additional information regarding our performance and because it is the measure by which we gauge the profitability and assess the performance of our segments. EBITDA is not a measure of financial performance in accordance with accounting principles generally accepted in the United States of America ("GAAP"). You should not consider it an alternative to net income (loss) as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Our calculation of EBITDA may be different from the calculation used by other companies and therefore comparability may be limited. A full quantitative reconciliation of EBITDA to net income (loss) is provided as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net loss	$(40,867)	$(19,727)	$(81,848)	$(44,927)
Interest expense, net	34,990	33,340	69,196	66,225
Income tax expense	146	47	323	153
Depreciation and amortization of intangibles	13,128	13,767	26,819	27,227
EBITDA	$7,397	$27,427	$14,490	$48,678

  Revenue

        For the three months ended June 30, 2008, our consolidated revenue decreased $20.1 million, or 6.1%, from $332.1 million in 2007 to $312.0 million in 2008. For the six months ended June 30, 2008, our consolidated revenue decreased $47.1 million, or 7.1%, from $662.8 million in 2007 to $615.7 million in 2008. This decrease primarily related to declines in Advertising Inserts revenue.

        At our Advertising Inserts segment, revenue decreased $16.2 million, or 7.1%, in the second quarter and $39.8 million, or 8.9%, in the first half of 2008 as compared to 2007. See the "Segment Performance" section for further discussion.

  Operating Expenses (Income)

        For the three months ended June 30, 2008, our consolidated costs of production decreased $12.5 million, or 4.7%, from $265.5 million in 2007 to $253.0 million in 2008. For the six months ended June 30, 2008, our consolidated costs of production decreased $37.9 million, or 7.1%, from $534.6 million in 2007 to $496.7 million in 2008. The decrease in costs of production in the second quarter is primarily due to decreases in paper and ink consumed, contract services, freight expense and operating supplies. Offsetting this second quarter decrease in costs of production are increases in other materials consumed, labor costs, and repairs and maintenance.

        Selling, general and administrative expenses increased $12.0 million, or 33.2%, for the quarter ended June 30, 2008, from $36.0 million in 2007 to $48.0 million in 2008. For the six months ended June 30, 2008, our selling, general and administrative expenses increased $18.4 million, or 25.1%, from $73.4 million in 2007 to $91.8 million in 2008. The primary driver in the increased costs relate to professional fees and related expenses incurred in connection with our financial restructuring and reorganization. These expenses amounted to $12.5 million and $16.8 million for the three and six months ended June 30, 2008, respectively. Net of these expenses selling general administration expenses declined $0.5 million and increased $1.6 million for the three and six months ended June 30, 2008, respectively. The decrease in these expenses for the second quarter was due to decreases in staffing costs and bad debt expense partially offset by an increase in professional fees. In the six months ended June 30, 2008, increases in professional fees, direct labor, travel and entertainment and staffing were the primary factors contributing to the additional increase in selling, general and administrative expenses. The year-to-date increase in selling, general and administrative costs reflect the cost of an overall company wide effort begun in the first quarter of 2007 toward lean and continuous improvement aimed at improved productivity and performance as well as upgrading our quality and customer service the benefits are primarily reflected in costs of production. Additionally, we are focusing on improving our sales organization by adding new sales resources.

        Restructuring charges for the three months ended June 30, 2008 were $2.2 million as compared to $1.3 million in the comparable 2007 period. For the six months ended June 30, 2008 and 2007, restructuring charges were $9.9 million and $2.2 million, respectively. See the "Restructuring" section for a detailed discussion of restructuring charges.

  Net loss

        Net loss was $40.9 million for the quarter ended June 30, 2008, an increase of $21.2 million compared to a loss of $19.7 million for the comparable 2007 period. For the six months ended June 30, 2008 and 2007, net loss was $81.9 million and $44.9 million, respectively, which denotes a $37.0 million increase in loss. This increase reflects the aforementioned changes in revenue and costs.

  Segment Performance

        Set forth below is a discussion of the performance of our business segments based on revenue and EBITDA, which is the measure reported to our chief operating decision maker for the purpose of making decisions about allocating resources to the segment and assessing performance of the segment. A tabular reconciliation of segment EBITDA to net income (loss), in accordance with Financial Accounting Standards Board ("FASB") Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information", is contained in Note 7 to our condensed consolidated financial statements included elsewhere herein.

  Advertising Inserts

	Three months ended June 30,		Six months ended June 30,
	Revenue	EBITDA	Revenue	EBITDA
	(in thousands)
2007	$228,410	$25,808	$446,459	$42,582
Increase (decrease):
Volume	(14,479)	(8,087)	(25,759)	(12,986)
Price/Mix(1)	(345)	(345)	787	787
Paper(2)	(1,360)		(14,851)
Variable Costs, rate adjusted(3)		(886)		(523)
Fixed Costs(4)		1,530		1,730
Selling, general and Administrative(5)		429		(529)
Restructuring charges		(242)		(6,324)

Total change	(16,184)	(7,601)	(39,823)	(17,845)

2008	$212,226	$18,207	$406,636	$24,737

(1)
Includes product, customer and equipment mix.

(2)
See "Factors Affecting Comparability" section.

(3)
Primarily related to unfavorable spending for freight partially offset by declines in ink, labor and other variable costs.

(4)
Primarily related to labor costs and repairs and maintenance.

(5)
Increase in year-to-date selling, general and administrative expenses is primarily related to staffing and related costs due to headcount changes during 2007.

        Advertising Inserts revenue decreased $16.2 million, or 7.1%, in the second quarter and $39.8 million, or 8.9%, in the first half of 2008 as compared to 2007. EBITDA decreased $7.6 million, or 29.4%, in the second quarter and $17.8 million, or 41.9%, in the first half of 2008 as compared to 2007.

        The decline in Advertising Inserts volume is indicative of the trend by marketers toward multi-channel advertising campaigns, which leverage more than one type of medium in addition to advertising inserts as a means to expand their advertising coverage. In addition, 2008 volume was negatively impacted by page count reductions and event cancellations by many customers due to the increasing cost of newsprint and other paper grades, increased transportation costs due to rising fuel prices and general economic conditions adversely affecting retail customers.

        With respect to price and mix, excess industry capacity continues to cause overall price pressure in 2008 as compared to 2007. However, the decline in price has been generally offset by normal changes in product and customer mix.

        As for paper, the unit cost has increased substantially in the second quarter of 2008 versus the second quarter of 2007 which has offset the decline in the amount of paper consumed.

        The EBITDA decline is primarily due to the volume shortfall noted above and restructuring charges associated with the closure of our San Leandro print facility, partially offset by lower fixed operating expenses.

  Direct Mail

	Three months ended June 30,		Six months ended June 30,
	Revenue	EBITDA	Revenue	EBITDA
	(in thousands)
2007	$79,940	$4,829	$170,061	$12,884
Increase (decrease):
Volume	731	272	(1,842)	(612)
Price/Mix(1)	(2,178)	(2,178)	(1,073)	(1,073)
Paper(2)	1,192		1,000
Outside services(3)	(1,888)		(2,975)
Variable Costs, rate adjusted(4)		1,904		1,849
Fixed Costs(5)		172		107
Selling, general and Administrative(6)		(478)		(1,506)
Restructuring charges		(896)		(1,775)

Total change	(2,143)	(1,204)	(4,890)	(3,010)

2008	$77,797	$3,625	$165,171	$9,874

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

        Direct Mail revenue decreased $2.1 million, or 2.7%, in the second quarter and $4.9 million, or 2.9%, in the first half of 2008 as compared to 2007. EBITDA decreased $1.2 million, or 24.9%, in the second quarter and $3.0 million, or 23.4%, in the first half of 2008 as compared to 2007.

        The decline in Direct Mail volume is a result of a decrease in certain existing customer accounts only partially offset by new accounts. The revenue decline is primarily concentrated in our York and Bristol facilities, which produce conventional print pieces that require a degree of manual work to be done, such as, inserting pieces into envelopes, folding, and other tasks. Reductions in print counts due to cost controls on the part of our customers also contributed to the revenue decline.

        With respect to price and mix, the lower price is attributed to lower value added per unit for certain accounts as a result of trying to fill open conventional capacity.

Corporate and Other

        Corporate and Other revenue decreased $2.0 million, or 8.1%, in the second quarter and $2.6 million, or 5.2%, in the first half of 2008.

        The EBITDA loss at Corporate and Other increased $11.2 million when comparing a $3.2 million loss for the quarter ended June 30, 2007 to a $14.4 million loss for the quarter of 2008. This change is largely due to the increased selling, general and administrative costs, of which $12.5 million, relates to professional fees and related costs associated with the restructuring of the Company's capital structure, including the filing of the pre-packaged plan of reorganization. The resulting decrease in net loss of $1.3 million is the result of improved operations in our other businesses.

        For the six months ended June 30, 2008 the EBITDA loss at Corporate and Other increased $13.3 million, from $6.8 million to $20.1 million from the corresponding period in 2007. The primary driver in the increased loss was the professional fees and related costs associated with the restructuring noted above. These costs amounted to $16.8 million through June 30, 2008. The resulting decrease in net loss of $3.5 million is the result of improved operations in our other businesses.

Liquidity and Capital Resources

  Sources of Funds

        We have historically funded our operations, acquisitions and investments with internally generated funds, revolving credit facility borrowings, sales of accounts receivable, and issuances of debt. As a result of the Chapter 11 Case and related restructuring plans described below, our sources of funds will be significantly different while in bankruptcy and post emergence.

        On July 15, 2008, the filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Company's $250 million credit facility, accounts receivable facility and $350 million 9.75% Senior Secured Second Lien Notes due 2009, $350 million 10.875% Senior Notes due 2009 and $293.5 million 13.5% Senior Subordinated Notes due 2009. As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

        As previously disclosed, on May 22, 2008, we entered into a Restructuring Agreement (the "Restructuring Agreement") with certain of the Company's pre-petition noteholders pursuant to which such pre-petition noteholders agreed to vote in favor of and support the Company's proposed financial restructuring plan including, among other things, the filing by the Debtors of the Chapter 11 Case and its prepackaged plan of reorganization, subject to the terms and conditions contained in the Restructuring Agreement. One hundred percent in dollar amount and in number of holders of the Company's 9.75% Senior Secured Second Lien Notes due 2009, 98.6% in dollar amount and 98.3% in number of holders of the Company's 10.875% Senior Notes due 2009 and 100% in dollar amount and in number of holders of the Company's 13.5% Senior Subordinated Notes due 2009 that voted on the Company's prepackaged plan voted to approve the plan.

        Pursuant to the Restructuring Agreement, (i) the holders of the $350 million of Second Lien Notes will receive new second lien notes of the Company in the same principal amount as their existing notes, (ii) the holders of the $350 million of Senior Notes will receive $107 million of new senior notes of Vertis and approximately 57% of the new common stock of Holdings, (iii) the holders of the $293.5 million of Senior Subordinated Notes will receive $27 million of new senior notes of Vertis, 10% of the new common stock of Holdings and warrants to acquire 11.5% of the new common stock of Holdings, at an implied strike price equivalent to the principal amount of, plus accrued interest on, the Senior Notes, (iv) the holders of the existing common stock of Holdings will have their shares cancelled and receive no distribution, and (v) the holders of the $280 million of ACG Notes will receive $66 million of the new senior notes of Vertis and approximately 33% of the new common stock of Holdings.

        In addition, the Debtors entered into a Senior Secured Priming and Superpriority Debtor-in-Possession Credit Agreement, dated as of July 17, 2008 (the "DIP Credit Agreement"), among the Company, as borrower, the other Debtors as guarantors, General Electric Capital Corporation, as agent and lender, Bank of America, N.A., as documentation agent, and other lenders from time to time party thereto. Certain of the Company's existing lenders are also lenders under the DIP Credit Agreement. The DIP Credit Agreement received final approval by the Bankruptcy Court on August 13, 2008. The Debtors used the DIP Credit Facility to repay the Debtors' pre-petition senior secured revolving credit facility and the A/R Securitization in an amount equal to $94.0 million. In addition, the Debtors plan to use the DIP Credit Facility to finance the ordinary costs of their operations, maintain business relationships with vendors, suppliers and customers, make payroll, make capital expenditures, and satisfy other working capital and operational needs.

        The DIP Credit Agreement is in an aggregate principal amount of $380 million (comprised of a $130 million secured revolving facility with sublimits of up to $45 million for issuances of letters of credit and up to $25 million for swing loan borrowings, as well as an overadvance facility of up to $20 million in excess of the borrowing base (not to exceed the $130 million limit) described below (collectively, the "Revolving Facility"), a $50 million secured Term A facility (the "Term A") and a $200 million secured Term B facility (the "Term B")) and provided by General Electric Capital Corporation, as administrative agent and collateral agent for itself and other financial institutions. Availability under the Revolving Facility is subject to a borrowing base of up to 85% of the net amount of eligible accounts receivable minus reserves and other amounts. Interest accrues at a rate per annum equal to, at the option of the borrower thereunder, the base rate or LIBOR rate plus an applicable margin. The applicable margin with respect to LIBOR rate loans is 5.50%, 3.00% and 2.75% with respect to the Term A, Term B and Revolving Facility, respectively.

        The DIP Credit Agreement provides for certain financial and other covenants including, but not limited to, affirmative and negative covenants with respect to additional indebtedness, new liens, declaration or payment of dividends, sales of assets, acquisitions, loans, investments and compliance with the Company's operating budget. Payment under the DIP Credit Agreement may be accelerated following certain events of default including, but not limited to, dismissal of any of the Chapter 11 Cases or conversion to chapter 7 of the Bankruptcy Code, appointment of a trustee or examiner with enlarged powers, failure to make payments when due, noncompliance with covenants, breaches of representations and warranties, failure to confirm a plan of reorganization within 90 days of the commencement of the Chapter 11 Case and entry of any order permitting holders of security interests to foreclose on any of the collateral securing the DIP Credit Agreement. The DIP Credit Agreement matures on the earlier of (i) October 13, 2008 or (ii) the effective date of a plan confirmed in the Chapter 11 Case. The DIP Credit Agreement is secured by liens on substantially all of the Debtors' assets. The following information describes our Credit Facility as it existed up to and as of June 30, 2008.

        Our Credit Facility provided for availability of $250 million until the December 22, 2008 maturity date. Under the amended Credit Facility, up to $200 million consists of a revolving credit facility and the remaining $50 million represents a fully drawn term loan.

        At June 30, 2008, the maximum availability under the revolving credit facility was limited to a borrowing base calculated as follows: 85% of our eligible receivables; 65% of the net amount of eligible raw materials, finished goods, maintenance parts, unbilled receivables and the residual interest in our $130 million trade receivables securitization (see Note 5); the lesser of 55% of the book value of eligible machinery and equipment at owned locations or 100% of the orderly liquidation value-in-place (as defined in the credit agreement); the lesser of 55% of the book value of eligible machinery and equipment at leased locations or 100% of the net orderly liquidation value (as defined in the credit agreement) and 80% of the fair market value of owned real estate. The eligibility of such assets included in the calculation was set forth in the credit agreement. At June 30, 2008, our borrowing base was calculated to be $190.0 million. We had approximately $20.6 million available to borrow under the revolving credit facility and $1.5 million of cash on hand at June 30, 2008.

        Additional items that could impact our liquidity are described below.

  Contractual Obligations

        The following table discloses aggregate information about our contractual obligations as of June 30, 2008. Contractual obligations associated with long-term debt and interest payments are expected to change significantly as a result of the Chapter 11 Case and restructuring plan described above. The following table illustrates the periods in which payments are due as of June 30, 2008:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years	Other
	(In thousands)
Long-term debt	$1,196,523	$903,028	$293,495
Interest payments(1)	105,054	87,885	17,169
Operating leases	88,877	22,479	34,556	$25,375	$6,467
Restructuring payments(2)	2,590	2,590
Pension payments(3)	24,025	4,165	4,628	4,448	10,784
Deferred compensation(4)	414					$414
Income tax contingencies(5)	1,842					1,842
Total contractual cash obligations	$1,419,325	$1,020,147	$349,848	$29,823	$17.251	$2,256

(1)
Interest payments include an estimate of interest owed under our Credit Facility, for which the interest rates fluctuate. The balance of the Credit Facility at June 30, 2008, consisted of a $153.0 million revolving credit facility and a $50.0 million term loan. The interest payments under the Credit Facility were calculated using the weighted-average interest rate at June 30, 2008, which was 5.7% on the revolving credit facility and 7.4% on the term loan. For further discussion, see Note 8 to the condensed consolidated financial statements included in this report.

(2)
Restructuring payments exclude lease payments associated with facilities exited under a restructuring plan as these costs are included in the Operating lease amounts above.

(3)
Pension amounts represent the estimated future benefit payments under our non-qualified defined benefit plans and estimated contributions related to our qualified defined benefit plans.

(4)
The timing of payments for our obligation under the deferred compensation plan at June 30, 2008, cannot be reasonably estimated and are therefore reflected in the Other column

(5)
The timing of future cash flows from income tax contingencies cannot be reasonably estimated therefore they are reflected in the Other column. See Note 14 to our condensed consolidated financial statements for further discussion of these contingencies.

        As of June 30, 2008, we do not have any contracts requiring us to purchase any specified minimum quantities. Therefore, we do not have any purchase obligations that require disclosure in the table above.

  Off-Balance Sheet Arrangements

        We were party to a three-year agreement, terminating in December 2008 (the "A/R Facility"), to sell substantially all trade accounts receivable generated by the Company's U.S. subsidiaries through the issuance of $130.0 million variable rate trade receivable backed notes. This facility was terminated in conjunction with obtaining the DIP Agreement. The following information describes the A/R Facility as it existed up to and as of June 30, 2008.

        Under the A/R Facility, we sold our trade accounts receivable through a bankruptcy-remote wholly-owned subsidiary. However, we maintained an interest in the receivables and were contracted to service the accounts receivable. We received cash proceeds for servicing of $0.5 million and $0.6 million in the six months ended June 30, 2008 and 2007 respectively. These proceeds were fully offset by servicing costs.

        The A/R Facility allowed for a maximum of $130.0 million of trade accounts receivable to be advanced at any time based on the level of eligible receivables and limited to a borrowing base linked to net receivables balances and collections. Additional deductions could have been made if the Company failed to maintain a consolidated Compliance EBITDA of at least $180 million for any rolling twelve fiscal month period. In addition, the A/R Facility included certain targets related to its receivables collections and credit experience including a minimum EBITDA of $125 million on a trailing twelve-month basis. There were also covenants customary for facilities of this type including requirements related to the characterization of receivables transactions, credit and collection policies, deposits of collections, maintenance by each party of its separate corporate identity including maintenance of separate records, books, assets and liabilities and disclosures about the transactions in the financial statements of Holdings and its consolidated subsidiaries. Failure to meet the targets or the covenants could have led to an acceleration of the obligations under the A/R Facility or the sale of assets securing the A/R Facility.

        At June 30, 2008 and December 31, 2007, we sold our accounts receivable of $142.2 million and $168.6 million, respectively. At June 30, 2008 and December 31, 2007, we retained an interest in the pool of receivables in the form of overcollateralization and cash reserve accounts of $62.1 million and $38.6 million, respectively, which is included in Accounts receivable, net, on the condensed consolidated balance sheet at allocated cost, which approximates fair value. As a result, accounts receivable of $80.1 million and $130 million are excluded from the condensed consolidated balance sheet at June 30, 2008 and December 31, 2007, respectively. The proceeds from collections reinvested in securitizations amounted to $744.4 million and $826.4 million in the six months ended June 30, 2008 and 2007, respectively.

        Fees for the program varied based on the amount of interests sold and the London Inter Bank Offered Rate ("LIBOR") plus an average margin of 50 basis points. We also paid an unused commitment fee of 37.5 basis points on the difference between $130 million and the amount of any advances. The loss on sale, which approximated the fees, totaled $2.5 million and $3.4 million in the six months ended June 30, 2008 and 2007, respectively, and is included in Other, net, on the condensed consolidated statement of operations.

        We have no other off-balance sheet arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

  Working Capital

        Our current liabilities exceeded current assets by $972.7 million at June 30, 2008 and by $217.7 million at December 31, 2007. This represents a decrease in working capital of $755.0 million for the six months ended June 30, 2008. Included in the working capital calculations as of June 30, 2008 and December 31, 2007, are $901.5 million and $165.5 million, respectively, which represents the balance owed under our debt facilities which we have classified as current in the consolidated balance sheet included elsewhere in this Quarterly Report. This classification stems from the fact that the maturity date of these facilities is within one year of June 30, 2008. The ratio of current assets to current liabilities as of June 30, 2008 was 0.15 to 1 compared to 0.43 to 1 as of December 31, 2007. Excluding the current portion of long-term debt, our current liabilities exceeded current assets by $71.2 million at June 30, 2008 and by $52.2 million at December 31, 2007. This represents a decrease in working capital of $19.0 million for the six months ended June 30, 2008.

        In the six months ended June 30, 2008, cash provided by working capital, adjusted for acquisitions and the reclassification of our debt facilities, was $15.7 million. This was a decrease of $1.7 million compared to cash provided by working capital in the six months ended June 30, 2007. The 2008 decrease was primarily driven by the increase in accrued interest, the timing of receivable collections and payments, as discussed below.

        On July 15, 2008, the filing of the Chapter 11 Case constituted an event of default or otherwise triggered repayment obligations under the Company's $250 million credit facility, accounts receivable facility and $350 million 9.75% Senior Secured Second Lien Notes due 2009, $350 million 10.875% Senior Notes due 2009 and $293.5 million 13.5% Senior Subordinated Notes due 2009. As a result, all indebtedness outstanding under these facilities and the notes became automatically due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

        The DIP Credit Agreement provides for a $380 million commitment of debtor-in-possession financing to prepay certain pre-petition senior secured indebtedness, terminate the Company's accounts receivable facility and fund the working capital requirements of the Debtors during the pendency of the Chapter 11 Case. The Company plans to use the DIP Credit Agreement to repay the credit facility as well as the outstanding notes and fund its working capital requirements.

Summary of Cash Flows

  Cash Flows from Operating Activities

        Net cash used in operating activities was $44.1 million for the six months ended June 30, 2008 and net cash provided by operating activities was $26.2 million for the six months ended June 30, 2007. This $70.3 million decrease is primarily the result of the negative impact on cash collections for the first quarter of 2008 due to large collections received just prior to December 31, 2007, compared to the favorable impact in the first quarter of 2007 resulting from large cash collections received early in January 2007, the increase in accrued interest due to the non-payment of interest on the long-term debt offset by reductions in Accounts Payable from our Media business and changes in payment terms from some of our vendors. These decreases are somewhat offset by the increase in outstanding checks noted below.

  Cash Flows from Investing Activities

        Net cash used in investing activities in the six months ended June 30, 2008, decreased by $23.0 million from the comparable 2007 level. This decrease was primarily due to a $18.9 million decline in capital spending in 2008 and a $4.8 million increase in proceeds received from the sale of property, plant and equipment, primarily related to the sale of an idle Direct Mail location in the first quarter of 2008, and the sale of one of our Inserts location in the second quarter. We estimate our capital spending for the full year 2008 to be approximately $46 million.

  Cash Flows from Financing Activities

        Net cash provided by financing activities was $49.4 million for the six months ended June 30, 2008 and net provided by financing activities was $7.2 million for the six months ended June 30, 2007. This $42.2 million change primarily relates to $11.3 million fluctuation in the amount of borrowings under our Credit Facility. Additionally, $27.6 million of the change relates to the fluctuation in the amount of outstanding checks drawn on controlled disbursement accounts, which is primarily due to timing differences.

New Accounting Policies

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements.

        SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (exit price) in an orderly transaction between market participants at the measurement date. The principal market, as prescribed by SFAS 157, is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity for the asset or liability. If there is no principal market, the most advantageous market is used. This is the market in which the reporting entity would sell the asset or transfer the liability with the price that maximizes the amount that would be received for the asset or minimizes the amount that would be paid to transfer the liability. SFAS 157 clarifies that fair value should be based on assumptions market participants would make in pricing the asset or liability. Where available, fair value is based on observable quoted market prices or derived from observable market data. Where observable prices or inputs are not available, valuation models are used (i.e., Black-Scholes or a binomial model). The adoption of this pronouncement did not have a material impact on our results of operations or financial position.

        On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. With this deferral, the Company has not applied the provisions of SFAS 157 to intangible assets. The Company is still assessing the impact the adoption of SFAS 157 for non-financial assets and liabilities will have on the Company's consolidated financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. If an entity chooses this practice, it shall report unrealized gains and losses on the items for which the fair value option has been elected at each subsequent reporting date. The fair value option may be elected for a single eligible item without electing it for other identical items, with certain exceptions specified in the Statement. Additional disclosures are required for an entity that chooses to elect the fair value option. The provisions of this Statement were effective on January 1, 2008. The adoption of this statement did not have a material impact on our results of operations or financial position.

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

Quantitative Information

        At June 30, 2008, 17.0% of our long-term debt held a variable interest rate.

        Based on a hypothetical 10% increase in interest rates, the expected effect related to variable-rate debt would be to increase net loss for the twelve months ended June 30, 2008, by approximately $2.2 million.

        For the purpose of sensitivity analysis, we assumed the same percentage change for all variable-rate debt and held all other factors constant. The sensitivity analysis is limited in that it is based on balances outstanding at June 30, 2008 and does not provide for changes in borrowings that may occur in the future.

Item 4.    CONTROLS AND PROCEDURES

        Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Quarterly Report on Form 10-Q has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level. No significant changes were made in our internal controls over financial reporting during the quarter ended June 30, 2008, that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

        In addition to the Chapter 11 Case, as discussed in Note 2, certain claims, suits and complaints (including those involving environmental matters) which arise in the ordinary course of our business have been filed or are pending against us. We believe, based upon the currently available information, that the results of such proceedings, individually, or in the aggregate would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 5.    OTHER INFORMATION

Forward Looking Statements

        We have included in this quarterly report on Form 10-Q, and from time to time our management may make, statements which may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. You may find discussions containing such forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this quarterly report generally. In addition, when used in this quarterly report, the words "believes," "anticipates," "expects," "estimates," "plans," "projects," "intends" and similar expressions are intended to identify forward-looking statements. These forward-looking statements include statements other than historical information or statements of current condition, but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in our specific forward-looking statements include, but are not limited to those discussed in our annual report on Form 10-K dated April 1, 2008, under "Risk Factors" as well as:

  •
  our ability to obtain new financing to consummate our chapter 11 plan and to consummate the Merger with ACG;

  •
  our ability have our chapter 11 plan confirmed by the Bankruptcy Court and our ability to successfully consummate such plan;

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

Item 6.    EXHIBITS

        The following documents are included as exhibits to this Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit No.	Description
Exhibit 2.1	Agreement and Plan of Merger dated May 22, 2008, by and among Holdings, the Company, Vertis Merger Sub and ACG (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on May 22, 2008)
Exhibit 3.1	Form of Indenture among the Company, the guarantors named therein and , as trustee relating to the Company's 16% Senior Secured Second Lien Notes due 2012 (Incorporated by reference to Exhibit 99.T3C.1 of our Form T-3 filed on June 11, 2008)
Exhibit 3.2	Form of Indenture among Vertis, Inc. the guarantors named therein and , as trustee relating to the Company's 13.5% Senior PIK Notes due 2014 (Incorporated by reference to Exhibit 99.T3C.1 of our Form T-3 filed on June 11, 2008)
Exhibit 4.1	Forbearance Agreement dated April 3, 2008, by and among Vertis, Inc. the other Credit Parties thereto, General Electric Capital Corporation, and the other Lenders party thereto (filed herewith)
Exhibit 4.2	First Amendment dated May 2, 2008, to Forbearance Agreement dated April 3, 2008, by and among Vertis, Inc. the other Credit Parties thereto, General Electric Capital Corporation, and the other Lenders party thereto (filed herewith)
Exhibit 4.3	Second Amendment dated May 16, 2008, to Forbearance Agreement dated April 3, 2008, by and among Vertis, Inc. the other Credit Parties thereto, General Electric Capital Corporation, and the other Lenders party thereto (filed herewith)
Exhibit 4.4	Forbearance Agreement dated April 2, 2008, by and among Vertis, Inc., the Originators, the Borrower, and General Electric Capital Corporation (filed herewith)
Exhibit 4.5	First Amendment dated May 27, 2008, to Forbearance Agreement dated April 2, 2008, by and among Vertis, Inc., the Originators, the Borrower, and General Electric Capital Corporation (filed herewith)

Exhibit 4.6	Forbearance Agreement dated April 30, 2008, by and among Vertis, Inc., each of the Guarantors and the Holders (filed herewith)
Exhibit 4.7	First Amendment dated May 14, 2008, to Forbearance Agreement dated April 30, 2008, by and among Vertis, Inc., each of the Guarantors and the Holders (filed herewith)
Exhibit 4.8	Second Amendment dated May 20, 2008, to Forbearance Agreement dated April 30, 2008, by and among Vertis, Inc., each of the Guarantors and the Holders (filed herewith)
Exhibit 10.1	Senior Secured Priming and Superpriority Debtor-in-Possession Credit Agreement, dated as of July 17, 2008, among Vertis, Inc., as borrower, Vertis Holdings, Inc. ("Holdings"), and certain of Holdings' direct and indirect subsidiaries, as guarantors, General Electric Capital Corporation, as agent and lender, Bank of America, N.A., as documentation agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 17, 2008)
Exhibit 10.2	Security Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and the Debtors party thereto (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 17, 2008)
Exhibit 10.3	Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and the Debtors party thereto (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 17, 2008)
Exhibit 10.4	Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and the Company (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on July 17, 2008)
Exhibit 10.5	Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and Vertis Mailing LLC (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on July 17, 2008)
Exhibit 10.6	Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and USA DIRECT, LLC (Incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on July 17, 2008)
Exhibit 10.7	Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and Webcraft Chemicals, LLC (Incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on July 17, 2008)
Exhibit 10.8	Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and Enteron Group, LLC (Incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on July 17, 2008)
Exhibit 10.9	Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and Webcraft, LLC (Incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on July 17, 2008)
Exhibit 31.1	Certification of Michael T. DuBose, Chairman and Chief Executive Officer, dated August 14, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 31.2	Certification of Barry C. Kohn, Chief Financial Officer, dated August 14, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
Exhibit 99.1	Restructuring and Lock-up Agreement dated as of May 22, 2008, by and among the consenting noteholders thereto, the Company, Holdings, Webcraft, LLC, Webcraft Chemicals, LLC, Enteron Group, LLC, Vertis Mailing, LLC, USA Direct, LLC, ACG, and American Color Graphics, Inc. (Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on May 22, 2008)

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTIS, INC.
/s/ MICHAEL T. DUBOSE Michael T. DuBose Chairman and Chief Executive Officer
/s/ BARRY C. KOHN Barry C. Kohn Chief Financial Officer

Date: August 14, 2008

EXHIBIT INDEX

        The following documents are included as exhibits to this Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 22, 2008, by and among Holdings, the Company, Vertis Merger Sub and ACG (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on May 22, 2008)
3.1

Form of Indenture among the Company, the guarantors named therein and , as trustee relating to the Company's 16% Senior Secured Second Lien Notes due 2012 (Incorporated by reference to Exhibit 99.T3C.1 of our Form T-3 filed on June 11, 2008)
3.2
Form of Indenture among Vertis, Inc. the guarantors named therein and , as trustee relating to the Company's 13.5% Senior PIK Notes due 2014 (Incorporated by reference to Exhibit 99.T3C.1 of our Form T-3 filed on June 11, 2008)
4.1	Forbearance Agreement dated April 3, 2008, by and among Vertis, Inc. the other Credit Parties thereto, General Electric Capital Corporation, and the other Lenders party thereto (filed herewith)
4.2
First Amendment dated May 2, 2008, to Forbearance Agreement dated April 3, 2008, by and among Vertis, Inc. the other Credit Parties thereto, General Electric Capital Corporation, and the other Lenders party thereto (filed herewith)
4.3
Second Amendment dated May 16, 2008, to Forbearance Agreement dated April 3, 2008, by and among Vertis, Inc. the other Credit Parties thereto, General Electric Capital Corporation, and the other Lenders party thereto (filed herewith)
4.4	Forbearance Agreement dated April 2, 2008, by and among Vertis, Inc., the Originators, the Borrower, and General Electric Capital Corporation (filed herewith)
4.5	First Amendment dated May 27, 2008, to Forbearance Agreement dated April 2, 2008, by and among Vertis, Inc., the Originators, the Borrower, and General Electric Capital Corporation (filed herewith)
4.6	Forbearance Agreement dated April 30, 2008, by and among Vertis, Inc., each of the Guarantors and the Holders (filed herewith)
4.7	First Amendment dated May 14, 2008, to Forbearance Agreement dated April 30, 2008, by and among Vertis, Inc., each of the Guarantors and the Holders (filed herewith)
4.8	Second Amendment dated May 20, 2008, to Forbearance Agreement dated April 30, 2008, by and among Vertis, Inc., each of the Guarantors and the Holders (filed herewith)
10.1
Senior Secured Priming and Superpriority Debtor-in-Possession Credit Agreement, dated as of July 17, 2008, among Vertis, Inc., as borrower, Vertis Holdings, Inc. ("Holdings"), and certain of Holdings' direct and indirect subsidiaries, as guarantors, General Electric Capital Corporation, as agent and lender, Bank of America, N.A., as documentation agent, and the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 17, 2008)
10.2
Security Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and the Debtors party thereto (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 17, 2008)

10.3
Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and the Debtors party thereto (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 17, 2008)
10.4
Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and the Company (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on July 17, 2008)
10.5
Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and Vertis Mailing LLC (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on July 17, 2008)
10.6
Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and USA DIRECT, LLC (Incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on July 17, 2008)
10.7
Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and Webcraft Chemicals, LLC (Incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on July 17, 2008)
10.8
Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and Enteron Group, LLC (Incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on July 17, 2008)
10.9
Pledge Agreement, dated as of July 17, 2008, among General Electric Capital Corporation, as agent, and Webcraft, LLC (Incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on July 17, 2008)
31.1	Certification of Michael T. DuBose, Chairman and Chief Executive Officer, dated August 14, 2008 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Barry C. Kohn, Chief Financial Officer, dated August 14, 2008, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
99.1
Restructuring and Lock-up Agreement dated as of May 22, 2008, by and among the consenting noteholders thereto, the Company, Holdings, Webcraft, LLC, Webcraft Chemicals, LLC, Enteron Group, LLC, Vertis Mailing, LLC, USA Direct, LLC, ACG, and American Color Graphics, Inc. (Incorporated by reference to Exhibit 99.2 of our Current Report on Form 8-K filed on May 22, 2008)